Form 10-Q
period 2017-06-30
Baker Hughes a GE Co
filed 2017-07-28
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
Commission File Number 1-38143
BAKER HUGHES, A GE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	81-4403168
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield Road, Houston, Texas	77073-5101
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑* NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☑ NO ☐
* BAKER HUGHES, A GE COMPANY operated as a shell company during the period covered by this report. However, as discussed in the explanatory note hereto, Baker Hughes, a GE company's future periodic reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 will reflect the operations of the combination referred to in the explanatory note.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 24, 2017.
Class A Common shares, par value $0.0001: 428,031,276
Class B Common shares, par value $0.0001: 717,110,722
EXPLANATORY NOTE
Baker Hughes, a GE company (formerly known as Bear Newco, Inc.) (the "Company," or "we"), was formed along with its wholly owned subsidiary, Bear MergerSub, Inc., a Delaware corporation ("Merger Sub"), on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated, a Delaware corporation ("Baker Hughes"), and the oil and gas business ("GE O&G") of General Electric Company ("GE").
In this Form 10-Q, we are reporting the shell company results for the Company and Merger Sub for the three and six months ended June 30, 2017. As of June 30, 2017, the Company was a wholly owned subsidiary of Baker Hughes, and Merger Sub, also a shell company, was wholly owned by the Company and was the sole subsidiary of the Company. Prior to June 30, 2017, and during the periods reported herein, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and matters contemplated by the Transaction Agreement (as defined below).
On July 3, 2017, subsequent to the period ended June 30, 2017 as reported herein, and pursuant to the terms of the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among GE, Baker Hughes, the Company and Merger Sub, as amended by the Amendment to Transaction Agreement and Plan of Merger, dated as of March 27, 2017, among GE, Baker Hughes, the Company, Merger Sub, BHI Newco, Inc., a wholly owned subsidiary of Baker Hughes ("Newco 2"), and Bear MergerSub 2, Inc., a wholly owned subsidiary of Newco 2 ("Merger Sub 2") (the "Transaction Agreement"), the following transactions (the "Transactions") were consummated: Baker Hughes merged with Merger Sub 2, with Baker Hughes surviving the merger as a direct wholly owned subsidiary of Newco 2 (the "First Merger"), immediately followed by the conversion of the surviving corporation of the First Merger into a Delaware limited liability company (which was originally named Newco LLC and then renamed Baker Hughes, a GE company, LLC ("BHGE LLC")) (the "Conversion"). Immediately following the Conversion, Newco 2 merged with the Company with the Company surviving the merger (the "Second Merger" ). Following the Second Merger, GE transferred to BHGE LLC (1) all of the equity interests of the GE O&G holding companies that held directly or indirectly the assets and liabilities of GE O&G, including any GE O&G operating subsidiaries, and (2) $7.4 billion in cash in exchange for approximately 62.5% of the membership interests in BHGE LLC (the "Contribution"). As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G. On July 3, 2017, shares of the Company's Class A Common Stock were issued to former Baker Hughes shareholders in exchange for their existing shares in Baker Hughes on a 1:1 basis. Shares of the Company's Class A Common Stock are listed for trading on the New York Stock Exchange as a standard listing under the ticker symbol "BHGE." Holders of Baker Hughes common stock immediately prior to the Transactions owned approximately 37.5% of the indirect economic interest in BHGE LLC through their ownership of 100% of the Company's Class A Common Stock, immediately following the completion of the Transactions. All of the outstanding shares of Class B Common Stock of the Company issued as a result of the Transactions are held by GE. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a special one-time cash dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A Common Stock. Events subsequent to June 30, 2017, including the completion of the Transactions, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

BAKER HUGHES, A GE COMPANY

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BAKER HUGHES, A GE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues
Sale of goods	$—	$—
Sale of services	—	—
Total revenues	—	—
Costs and expenses
Cost of goods sold	—	—
Cost of services sold	—	—
Research and development	—	—
Selling, general and administrative	—	—
Merger and related costs	—	—
Other expenses/ (income), net	—	—
Total costs and expenses	—	—
Operating income	—	—
Interest expense	—	—
Income before income taxes	—	—
Provision (benefit) for income taxes	—	—
Net income	$—	$—

Basic and diluted income per share	$—	$—
Shares used in computing basic and diluted income per share	100	100
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net income	$—	$—
Other comprehensive income (loss), net of tax	—	—
Total comprehensive income	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Total assets	$—	$—

LIABILITIES AND STOCKHOLDER'S EQUITY

Total liabilities	$—	$—
Commitments and contingencies (Note 5)
Stockholder's equity
Common stock	1	1
Stockholder receivable	(1)	(1)
Total stockholder's equity	—	—
Total liabilities and stockholder's equity	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2017
Cash Flows From Operating Activities
Net cash provided by operating activities	$—
Cash Flow From Investing Activities
Net cash provided by (used in) investing activities	—
Cash Flows From Financing Activities:
Net cash provided by (used in) financing activities	—
Effect of exchange rate changes on cash and cash equivalents	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION, BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
Baker Hughes, a GE company (formerly known as Bear Newco, Inc.) (the "Company," "BHGE," "we," "us," or "our" ), was formed along with its wholly owned subsidiary, Bear MergerSub, Inc., a Delaware corporation ("Merger Sub"), on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated, a Delaware corporation ("Baker Hughes"), and the oil and gas business ("GE O&G") of General Electric Company ("GE").
In this Form 10-Q, we are reporting the shell company results for the Company and Merger Sub for the three and six months ended June 30, 2017. As of June 30, 2017, the Company was a wholly owned subsidiary of Baker Hughes, and Merger Sub, also a shell company, was wholly owned by the Company and was the sole subsidiary of the Company. Prior to June 30, 2017, and during the periods reported herein, the Company did not conduct any activities other than those incidental to the formation of it and Merger Sub and matters contemplated by the Transaction Agreement (as defined below).
On July 3, 2017, subsequent to the period ended June 30, 2017 as reported herein, and pursuant to the terms of the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among GE, Baker Hughes, the Company and Merger Sub, as amended by the Amendment to Transaction Agreement and Plan of Merger, dated as of March 27, 2017, among GE, Baker Hughes, the Company, Merger Sub, Baker Hughes Newco, Inc., a wholly owned subsidiary of Baker Hughes ("Newco 2"), and Bear MergerSub 2, Inc., a wholly owned subsidiary of Newco 2 ("Merger Sub 2") (the "Transaction Agreement"), the following transactions (the "Transactions") were consummated: Baker Hughes merged with Merger Sub 2, with Baker Hughes surviving the merger as a direct wholly owned subsidiary of Newco 2 (the "First Merger"), immediately followed by the conversion of the surviving corporation of the First Merger into a Delaware limited liability company (originally named Newco LLC and then renamed Baker Hughes, a GE company, LLC ("BHGE LLC")) (the "Conversion"). Immediately following the Conversion, Newco 2 merged with the Company, with the Company surviving the merger (the "Second Merger"). Following the Second Merger, GE transferred to BHGE LLC (1) all of the equity interests of the GE O&G holding companies that held directly or indirectly the assets and liabilities of GE O&G, including any GE O&G operating subsidiaries, and (2) $7.4 billion in cash in exchange for approximately 62.5% of the membership interests in BHGE LLC (the "Contribution").
As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G. On July 3, 2017, shares of the Company's Class A Common Stock were issued to previous Baker Hughes shareholders in exchange for their existing shares in Baker Hughes on a 1:1 basis. Shares of the Company's Class A Common Stock are listed for trading on the New York Stock Exchange as a standard listing under the ticker symbol "BHGE." Holders of Baker Hughes common stock immediately prior to the Transactions owned approximately 37.5% of the indirect economic interest in BHGE LLC through their ownership of 100% of the Company's Class A Common Stock, immediately following the completion of the Transactions. All of the outstanding shares of Class B Common Stock of the Company issued as a result of the Transactions are held by GE. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a special one-time cash dividend of $17.50 per share (the "Special Dividend") paid by the Company to holders of record of the Company's Class A Common Stock. Events subsequent to June 30, 2017, including the completion of the Transactions, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
For further information regarding the parties to the Transactions, refer to the section entitled "Note 2. The Transaction Parties." For further information regarding the Transactions, refer to the section entitled "Note 6. Subsequent Events."
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. All intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of

BAKER HUGHES, A GE COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements

operations, financial position and cash flows of the Company and its subsidiary, operating as a shell company, for the periods presented and are not indicative of the results that may be expected for a full year.
NOTE 2. THE TRANSACTION PARTIES
The Company
The Company was incorporated on October 28, 2016 for the purpose of facilitating the combination of Baker Hughes and GE O&G, which combination was completed on July 3, 2017 (subsequent to the periods reported herein). Prior to the completion of the Transactions, GE O&G and Baker Hughes were headquartered in London, England and Houston, Texas, respectively. Beginning July 3, 2017, the Company will continue to be headquartered in both London, England and Houston, Texas.
Baker Hughes
Baker Hughes is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry. Baker Hughes also provides products and services for the downstream chemical and process and pipeline services industries. Baker Hughes conducts its business in more than 80 countries around the world helping customers find, evaluate, drill, produce, transport and process hydrocarbon resources. As of June 30, 2017, Baker Hughes had approximately 32,000 employees.
GE O&G
GE O&G serves segments across the oil and gas industry, from drilling, completion, production and oilfield operations, to transportation as liquefied natural gas (LNG) or via pipelines. GE O&G operates in over 120 countries and employs approximately 34,000 people worldwide as of June 30, 2017. In addition, GE O&G provides industrial power generation and compression solutions to the refining and petrochemicals segments. GE O&G also delivers pipeline integrity solutions and a wide range of sensing, inspection and monitoring technologies.
Newco 2 and Merger Sub 2
Newco 2 and Merger Sub 2 were formed solely for the purpose of engaging in the Transactions. Neither Newco 2 nor Merger Sub 2 conducted any business since its formation, and prior to the completion of the Transactions, each had no assets, liabilities or obligations of any kind other than those incident to its formation and pursuant to the Transaction Agreement. Newco 2 was a corporation incorporated in Delaware and wholly owned by Baker Hughes. Merger Sub 2 was a corporation incorporated in Delaware and wholly and directly owned by Newco 2.
BHGE LLC
Baker Hughes, the surviving entity of the First Merger, converted into a Delaware limited liability company, which was named Baker Hughes, a GE company, LLC, or BHGE LLC. Pursuant to the Transactions, GE transferred GE O&G to BHGE LLC. As a result of the Transactions, BHGE LLC owns the combined businesses of Baker Hughes and GE O&G. GE also transferred $7.4 billion in cash to BHGE LLC. In connection with certain restructuring transactions effected at the completion of the Transactions, the contributed cash was paid to the Company and used to fund substantially all of the Special Dividend paid to holders of record of the Company's Class A Common Stock immediately after the completion of the Transactions. BHGE LLC is governed by the Baker Hughes LLC Operating Agreement, pursuant to which the business and operations of BHGE LLC are managed by EHHC Newco, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, as the managing member.
NOTE 3. STOCKHOLDER'S EQUITY
As of June 30, 2017, the Company's authorized share capital consisted of 1,000 common shares, par value $0.01 per share. As of June 30, 2017 and December 31, 2016, outstanding common shares consisted of 100 shares issued to Baker Hughes, the sole shareholder of the Company. See "Note 4. Related Party Transactions."

BAKER HUGHES, A GE COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. RELATED PARTY TRANSACTIONS
As of June 30, 2017 and December 31, 2016, a stockholder receivable of $1 was due from Baker Hughes.
NOTE 5. COMMITMENTS AND CONTINGENCIES
On May 10, 2017, a putative class action complaint was filed on behalf of purported Baker Hughes stockholders in the U.S. District Court for the Southern District of Texas challenging the Transaction Agreement and Plan of Merger combining Baker Hughes with GE O&G. The complaint is captioned Booth Family Trust v. Baker Hughes Inc., et al., Civil Action No. 4:17-cv-01457 (S.D. Tex. 2017). The complaint asserts, among other things, claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") against Baker Hughes and the members of its board of directors and challenges the adequacy of the disclosures made in the combined proxy statement/prospectus dated as of May 9, 2017.  In addition to certain unspecified damages and reimbursement of costs, the plaintiff seeks to enjoin the consummation of the Transactions, or in the event the Transactions are consummated, to rescind the Transactions or to obtain rescissory damages. The Company is not named to the lawsuit. On June 21, 2017, the parties reached an agreement in principle to settle the Booth Family Trust litigation in exchange for Baker Hughes making certain additional disclosures.  Those disclosures were contained in an 8-K filed with the SEC on June 22, 2017. On July 5, 2017, Booth Family Trust filed a stipulation to dismiss the lawsuit as moot, which remains pending before the Court. Pursuant to the stipulation, the Court will retain jurisdiction to resolve any attorneys' fees dispute between the parties.
NOTE 6. SUBSEQUENT EVENTS
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a world-leading, fullstream oilfield technology provider that will have a unique mix of equipment and service capabilities. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. As a partnership, BHGE LLC will be treated as a flow-through entity for U.S. federal income tax purposes and, accordingly, will not incur any material current or deferred U.S. federal income taxes. BHGE LLC's foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of our Class A Common Stock. GE's approximate 62.5% interest is held through a voting interest of Class B Common Stock in BHGE and its economic interest through a corresponding number of common units of BHGE LLC. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a Special Dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A Common Stock. GE contributed $7.4 billion to BHGE LLC to fund substantially all of the Special Dividend. Total purchase consideration was approximately $24.8 billion.
Prior to the Transactions, shares of Baker Hughes common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on the New York Stock Exchange and the SIX Swiss Exchange. Shares of Baker Hughes common stock were suspended from trading on the New York Stock Exchange and the SIX Swiss Exchange prior to the open of trading on July 5, 2017. The New York Stock Exchange filed a Form 25 on Baker Hughes' behalf to provide notice to the SEC regarding the withdrawal of shares of Baker Hughes common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
As a result of the Transactions, on July 3, 2017, the Company issued 428 million shares of Class A Common Stock to the former shareholders of Baker Hughes and 717 million shares of Class B Common Stock to GE. The issuance of the Company's Class A Common Stock in connection with the Transactions was registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to BHGE's registration statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by the Company and declared effective on May 30, 2017. Pursuant to Rule 12g-3(a) under the Exchange Act, BHGE is the successor issuer to Baker Hughes with respect to the common stock of Baker Hughes. Therefore, the Class A Common Stock is deemed to be registered under Section 12(b) of the Exchange Act, and BHGE is subject to the informational requirements of the Exchange Act.

BAKER HUGHES, A GE COMPANY
Notes to Unaudited Condensed Consolidated Financial Statements

Based on the relative voting rights of former Baker Hughes shareholders and GE immediately following completion of the Transactions, and after taking into consideration all relevant facts, GE O&G is considered to be the "acquirer" for accounting purposes. As a result, future quarterly filings on Form 10-Q and annual reports on Form 10-K will account for the Transactions as a reverse acquisition and the Transactions will be reported as a business combination using the acquisition method of accounting with GE O&G treated as the "acquirer" and Baker Hughes treated as the "acquired" company.
Due to the limited time since the acquisition date and limitations on the access to Baker Hughes information prior to close, the initial accounting for the business combination is not yet complete. We are not able to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired or supplemental proforma earnings of the combined businesses. Supplemental proforma revenue of the combined businesses is provided below. We will include disclosure of our preliminary estimates in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017. For further information please refer to BHGE's registration statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by the Company and declared effective on May 30, 2017.

Assuming the Transactions occurred on January 1, 2016, proforma revenue of the combined businesses for the three and six months ended June 30, 2017 would have been $5.41 billion and $10.79 billion, respectively, and for the three and six months ended June 30, 2016 would have been $5.73 billion and $11.81 billion, respectively.  The proforma information is not necessarily indicative of what the combined businesses' results actually would have been had the acquisition been completed as of the beginning of the periods as indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.
The Company was formed on October 28, 2016, for the purpose of facilitating the business combination between Baker Hughes and GE O&G. The Company and its sole subsidiary, Merger Sub, did not commence operations, had no significant assets or liabilities and did not conduct any activities other than those incidental to its formation and matters contemplated by the Transaction Agreement during the period from October 28, 2016, the Company's date of incorporation, to June 30, 2017. Refer to the Company's Current Report on Form 8-K filed on July 3, 2017 for further information with regard to the Transactions.
The combined post-Transactions operations of the Company will be reported on a Quarterly Report on Form 10-Q within 40 days of the end of the Company's quarterly period ending September 30, 2017. Such Form 10-Q will include GE O&G operating activities for all periods presented and Baker Hughes operational activities for the period from July 3, 2017 to September 30, 2017.
For more information about the Company, please visit the Company's website at www.bhge.com. The Company's website address is provided as an inactive textual reference only. The information contained on the Company's website is not incorporated into, and does not form a part of, this report or any other report or document on file with or furnished to the SEC. Additional information about the Company is included in the documents incorporated by reference into this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking" statements as that term is defined in Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of the Registration Statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by the Company and declared effective on May 30, 2017, and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval ("EDGAR") system at http://www.sec.gov.
Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the period covered by this report, the Company did not conduct any activities other than those incidental to its formation and matters contemplated by the Transaction Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Registered Public Accounting Firm's Interim Review
Deloitte & Touche LLP ("Deloitte") advised the Audit Committee of the Company's board of directors (the "Audit Committee") that it performs certain non-audit services for, and has certain other relationships with GE, including GE O&G. Deloitte also advised the Audit Committee that certain present and former Deloitte personnel or certain of their family members have employment relationships with GE, and that certain Deloitte personnel and their family members and Deloitte member firms have financial interests in GE. Services and other relationships that relate to GE O&G include management functions, financial information systems design and implementation, and business relationships. Services and relationships that do not relate to GE O&G include management functions, expert services unrelated to the audit or review of the Company's financial statements, legal services, services performed under contingent fee arrangements, and business relationships. These financial interests, employment relationships, non-audit services, and business relationships are prohibited under the SEC's auditor independence rules.
Deloitte informed the Audit Committee that because the aforementioned matters did not impact the Company for any period through June 30, 2017 and prior to the closing of the Transactions, and because of appropriate measures with respect to the audit engagement team, Deloitte maintained objectivity and impartiality on all issues encompassed within its interim review of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2017.
After considering the facts and circumstances, the Audit Committee concurred in Deloitte's conclusion that, for the reasons described, the aforementioned matters did not impair Deloitte's objectivity and impartiality with respect to the planning and execution of the interim review of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2017.
Change of Independent Registered Public Accounting Firm
Deloitte was the independent auditor that audited Baker Hughes' financial statements for the fiscal years ended December 31, 2016 and 2015. In connection with the consummation of the Transactions, on July 3, 2017, the Audit Committee approved the engagement of KPMG LLP ("KPMG") as the Company's independent registered public accountants to audit the financial statements of the Company and its consolidated subsidiaries for the period beginning July 3, 2017 and ending on December 31, 2017, such engagement to be effective immediately following the filing of this Quarterly Report on Form 10-Q. Accordingly, the Audit Committee has dismissed Deloitte as the independent registered public accountants of the Company effective immediately following the filing of this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
The Company is subject to those risk factors set forth under the caption "Risk Factors" in the Prospectus that is part of the Registration Statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by the Company and declared effective on May 30, 2017.
ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "**" are furnished as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with an "+" are identified as management contracts or compensatory plans or arrangements.

2.1
Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc. and Bear MergerSub, Inc. (incorporated by reference to Annex A to the proxy statement that forms a part of BHGE's registration statement on Form S-4 (File No. 333-216991) initially filed on March 29, 2017, and declared effective on May 30, 2017).

2.2
Amendment, dated as of March 27, 2017, to the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc., Bear MergerSub, Inc., BHI Newco, Inc. and Bear MergerSub 2, Inc. (incorporated by reference to Annex A-II to the proxy statement that forms a part of BHGE's registration statement on Form S-4 (File No. 333-216991) initially filed on March 29, 2017, and declared effective on May 30, 2017).

3.1	Amended and Restated Certificate of Incorporation of Baker Hughes, a GE company (filed as Exhibit 3.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
3.2	Amended and Restated Bylaws of Baker Hughes, a GE company (filed as Exhibit 3.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
4.1
Second Supplemental Indenture to the Indenture dated as of October 28, 2008, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

4.2
First Supplemental Indenture to the Indenture dated as of May 15, 1991, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

4.3
Sixth Supplemental Indenture to the Indenture dated as of June 8, 2006, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC, Baker Hughes International Branches, LLC and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

4.4
First Supplemental Indenture to the Indenture dated as of May 15, 1994, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC, Baker Hughes International Branches, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.4 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.1
Stockholders Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company and General Electric Company (filed as Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.2
Registration Rights Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company and General Electric Company (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.3
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes, a GE company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.3 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.4
Amended and Restated Operating Agreement of Baker Hughes, a GE company, LLC, dated as of July 3, 2017 (filed as Exhibit 10.4 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.5
Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes, a GE company, EHHC Newco, LLC and Baker Hughes, a GE company, LLC (filed as Exhibit 10.5 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.6
Non-Competition Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (filed as Exhibit 10.6 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.7
Channel Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (filed as Exhibit 10.7 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.8
IP Cross License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.8 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.9
Trademark License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.9 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.10
GE Digital Master Products and Services Agreement, dated as of July 3, 2017, between GE Digital LLC and Baker Hughes, a GE company, LLC (filed as Exhibit 10.10 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.11
Intercompany Services Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.11 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.12
Supply Agreement, dated as of July 3, 2017, between General Electric Company, as Seller, and Baker Hughes, a GE company, LLC, as Buyer (filed as Exhibit 10.12 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.13
Supply Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company, LLC, as Seller, and General Electric Company, as Buyer (filed as Exhibit 10.13 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.14
Credit Agreement, dated as of July 3, 2017, among Baker Hughes, a GE company, LLC, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.14 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.15	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.16+	Baker Hughes, a GE company 2017 Long-Term Incentive Plan, as amended (filed as Exhibit 10.16 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.17+	Form of Stock Option Award Agreement (filed as Exhibit 10.17 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.18+	Form of Senior Executive Stock Option Award Agreement (filed as Exhibit 10.18 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.19+	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.19 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.20+	Form of Senior Executive Restricted Stock Unit Award Agreement (filed as Exhibit 10.20 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.21+	Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.21 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
10.22+	Baker Hughes, a GE company Executive Officer Short-Term Incentive Plan (filed as Exhibit 10.22 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).

10.23+	Baker Hughes, a GE company Severance Benefits Plan (filed as Exhibit 10.23 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on July 3, 2017).
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Statement of Lorenzo Simonelli, President and Chief Executive Officer, and Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES, A GE COMPANY (Registrant)

Date:	July 28, 2017	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 28, 2017	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer