Form 10-Q
period 2017-09-30
Baker Hughes a GE Co
filed 2017-10-31
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38143
Baker Hughes, a GE company
(Exact name of registrant as specified in its charter)

Delaware	81-4403168
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield, Houston, Texas - 77073-5101, United States
(Address of principal executive offices)
Registrant's telephone number, including area code: (713) 439-8600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐ NO ☑
As of October 18, 2017, the registrant had 428,176,083 outstanding Class A Common Stock, $0.0001 par value per share and 717,110,722 outstanding Class B Common Stock, $0.0001 par value per share.

Baker Hughes, a GE company

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue:
Sales of goods	$3,097	$2,182	$7,541	$6,889
Sales of services	2,278	842	3,955	2,864
Total revenue	5,375	3,024	11,496	9,753

Costs and expenses:
Cost of goods sold	2,589	1,800	6,341	5,760
Cost of services sold	1,766	494	2,818	1,680
Selling, general and administrative expenses	792	475	1,750	1,476
Restructuring, impairment and other	191	77	292	452
Merger and related costs	159	2	310	10
Total costs and expenses	5,497	2,848	11,511	9,378
Operating income (loss)	(122)	176	(15)	375
Other non operating income (loss), net	(3)	6	65	18
Interest expense, net	(42)	(21)	(75)	(74)
Income (loss) before income taxes and equity in loss of affiliate	(167)	161	(25)	319
Equity in loss of affiliate	(13)	—	(13)	—
Provision for income taxes	(93)	(70)	(122)	(132)
Net income (loss)	(273)	91	(160)	187
Less: Net income attributable to GE O&G pre-merger	—	96	109	255
Less: Net loss attributable to noncontrolling interests	(169)	(5)	(165)	(68)
Net loss attributable to Baker Hughes, a GE company	$(104)	$—	$(104)	$—

Per share amounts:
Basic and diluted loss per Class A common share	$(0.24)		$(0.24)

Cash dividend per Class A common share	$0.17		$0.17
Special dividend per Class A common share	$17.50		$17.50
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$(273)	$91	$(160)	$187
Less: Net income attributable to GE O&G pre-merger	—	96	109	255
Less: Net loss attributable to noncontrolling interests	(169)	(5)	(165)	(68)
Net loss attributable to Baker Hughes, a GE company	(104)	—	(104)	—
Other comprehensive income (loss):
Investment securities	1	—	2	—
Foreign currency translation adjustments	272	(140)	207	(161)
Cash flow hedges	9	(1)	17	(5)
Benefit plans	(4)	31	(6)	69
Other comprehensive income (loss)	278	(110)	220	(97)
Less: Other comprehensive income (loss) attributable to GE O&G pre-merger	—	(113)	(62)	(99)
Less: Other comprehensive income attributable to noncontrolling interests	174	3	178	2
Other comprehensive income attributable to Baker Hughes, a GE company	104	—	104	—
Comprehensive income (loss)	5	(19)	60	90
Less: Comprehensive income (loss) attributable to GE O&G pre-merger	—	(17)	47	156
Less: Comprehensive income (loss) attributable to noncontrolling interests	5	(2)	13	(66)
Comprehensive income (loss) attributable to Baker Hughes, a GE company	$—	$—	$—	$—
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents (a)	$4,777	$981
Current receivables, net	5,194	2,563
Inventories, net	5,309	3,224
All other current assets	1,301	633
Total current assets	16,581	7,401
Property, plant and equipment - less accumulated depreciation	6,255	2,325
Goodwill	20,395	6,680
Other intangible assets, net	6,826	2,449
Contract assets	2,761	1,967
All other assets	1,668	573
Deferred income taxes	324	326
Total assets	$54,810	$21,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,203	$1,898
Short-term debt and current portion of long-term debt (a)	1,866	239
Progress collections	1,543	1,596
All other current liabilities	2,120	1,201
Total current liabilities	8,732	4,934
Long-term debt	3,039	38
Deferred income taxes	633	880
Liabilities for pensions and other postretirement benefits	1,262	519
All other liabilities	996	495
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 428 issued and outstanding as of September 30, 2017	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 717 issued and outstanding as of September 30, 2017	—	—
Capital in excess of par value	15,716	—
Parent's net investment	—	16,582
Retained loss	(104)	—
Accumulated other comprehensive loss	(627)	(1,894)
Baker Hughes, a GE company equity	14,985	14,688
Noncontrolling interests	25,163	167
Total equity	40,148	14,855
Total liabilities and equity	$54,810	$21,721

(a)
Cash and equivalents includes $1,267 million of cash at September 30, 2017 held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

(In millions)	Class A Common Stock Shares Amount		Class B Common Stock Shares Amount		Capital in Excess of Par Value	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2016	—	$—	—	$—	$—	$16,582	$—	$(1,894)	$167	14,855
Net income						109			4	113
Other comprehensive income								(62)	4	(58)
Changes in Parent's net investment						835				835
Net activity related to noncontrolling interests									4	4
Cash contribution received from GE						7,400				7,400
Conversion of Parent's net investment into noncontrolling interest and issuance of Class B common stock			717			(24,926)			24,926	—
Issuance of Class A common stock on acquisition of Baker Hughes	428				24,798				77	24,875
Special dividend ($17.50 per share)					(7,498)					(7,498)
Reallocation of equity based on ownership of GE and previous Baker Hughes shareholders					(1,439)			1,225	214	—
Activity after business combination of July 3, 2017:
Net loss							(104)		(169)	(273)
Other comprehensive income								104	174	278
Cash dividend ($0.17 per share)					(76)				(122)	(198)
Net activity related to noncontrolling interests					(92)				(116)	(208)
Other					23					23
Balance at September 30, 2017	428	$—	717	$—	$15,716	$—	$(104)	$(627)	$25,163	$40,148

(In millions)	Class A Common Stock Shares Amount	Class B Common Stock Shares Amount	Capital in Excess of Par Value	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2015				$15,920		$(1,532)	$157	$14,545
Comprehensive loss:
Net income (loss)				255			(68)	187
Other comprehensive income (loss)						(99)	2	(97)
Changes in Parent's net investment				542				542
Other							87	87
Balance at September 30, 2016				$16,717		$(1,631)	$178	$15,264
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(160)	$187
Less: Net loss attributable to noncontrolling interests	(165)	(68)
Net income after noncontrolling interests	5	255
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	716	439
Provision for deferred income taxes	(20)	(40)
Changes in operating assets and liabilities:
Current receivables	(249)	343
Inventories	162	11
Accounts payable	84	(271)
Progress collections	(126)	(566)
Deferred charges	(600)	(217)
Other operating items, net	(557)	(149)
Net cash flows used in operating activities	(585)	(195)
Cash flows from investing activities:
Expenditures for capital assets	(417)	(330)
Proceeds from disposal of assets	76	21
Net cash paid for acquisitions	(3,365)	(1)
Other investing items, net	(173)	(36)
Net cash flows used in investing activities	(3,879)	(346)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(325)	(188)
Dividends paid	(76)	—
Net transfer from Parent	1,574	552
Distributions to noncontrolling interest	(122)	—
Contribution received from GE	7,400	—
Other financing items, net	(239)	(135)
Net cash flows from financing activities	8,212	229
Effect of currency exchange rate changes on cash and equivalents	48	(122)
Increase/(decrease) in cash and equivalents	3,796	(434)
Cash and equivalents, beginning of period	981	1,432
Cash and equivalents, end of period	$4,777	$998
Supplemental cash flows disclosures:
Income taxes paid (refunded), net	$122	$(7)
Interest paid	$31	$29

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company (formerly known as Bear Newco, Inc.) (the Company, BHGE, we, us, or our), was formed along with its wholly owned subsidiary, Bear MergerSub, Inc., a Delaware corporation (Merger Sub), on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated, a Delaware corporation (Baker Hughes), and the oil and gas business (GE O&G) of General Electric Company (GE). BHGE is a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ over 65,000 employees.
BASIS OF PRESENTATION
On July 3, 2017, we closed our previously announced business combination (the Transactions) to combine GE O&G and Baker Hughes (refer to "Note 2. Business Acquisition" for further details on the Transactions). As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G. Substantially all of the business of GE O&G and of Baker Hughes were transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC), on July 3, 2017. GE has approximately 62.5% of economic interest in BHGE LLC and the Company has approximately 37.5% of the remaining economic interest in BHGE LLC, held indirectly through two wholly owned subsidiaries. One of these wholly owned subsidiaries of the Company is the sole managing member of BHGE LLC. Although we hold a minority economic interest in BHGE LLC, we conduct and exercise full control over all activities of BHGE LLC, without the approval of any other member, through this wholly owned subsidiary. Accordingly, we consolidate the financial results of BHGE LLC and report a noncontrolling interest in our condensed consolidated and combined financial statements for the economic interest in BHGE LLC not held by us. We consider BHGE LLC to be a consolidated variable interest entity (VIE). We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
The accompanying unaudited condensed consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for interim financial information. All intercompany accounts and transactions have been eliminated. In the opinion of management, the condensed consolidated and combined financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year.
The Company's financial statements have been prepared on a consolidated basis, effective July 3, 2017. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All subsequent periods will also be presented on a consolidated basis. For all periods prior to July 3, 2017, the Company's financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its Oil & Gas business. The condensed consolidated and combined statements of income reflect intercompany expense allocations made to us by GE for certain corporate functions and for shared services provided by GE. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See "Note 16. Related Party Transactions" for further information on expenses allocated by GE. The historical financial results in the condensed consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods.
The GE O&G numbers in the condensed consolidated and combined statements of income (loss) have been reclassed to conform to the current presentation. We believe that the current presentation is a more appropriate

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

presentation of the combined businesses. Merger and related costs includes all costs associated with the Transactions described in Note 2. Refer to "Note 2. Business Acquisition" for further details.
In the notes to unaudited condensed consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the condensed consolidated and combined financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets, including revenue recognition on long term contracts, valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives and the fair value of assets acquired and liabilities assumed in acquisitions; and expense allocations for certain corporate functions and shared services provided by GE.
Foreign Currency
Assets and liabilities of non‑U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars at the quarterly exchange rates, and revenues, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency and those resulting from remeasurements of monetary items, are included in the condensed consolidated and combined statement of income (loss).
Cost and Equity Method Investment
Investments in privately held companies in which we do not have the ability to exercise significant influence, most often because we hold a voting interest of 0% to 20% are accounted for using the cost method.
Associated companies are entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis in the caption "Equity in loss of affiliate" in our condensed consolidated and combined statements of income (loss). Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our condensed consolidated and combined statement of financial position.
Sales of Goods and Services
We record all sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Except for goods sold under long-term construction type contracts and service agreements, we recognize sales of goods under the provisions of SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have reliably demonstrated that all specified acceptance criteria have been met or when formal acceptance occurs, respectively. We do not provide for anticipated losses before we record sales.
We recognize revenue on larger construction and equipment contracts using long-term construction accounting. We estimate total long-term contract revenue net of price concessions as well as total contract costs. For larger construction and equipment contracts, we recognize sales based on our progress toward contract completion measured by actual costs incurred in relation to our estimate of total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations. We provide for any loss that we expect to incur on these agreements when that loss is probable.
We sell product services under long-term product maintenance agreements, where costs of performing services are incurred on an other than straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to our estimate of total expected costs. We routinely update our estimates of future costs for agreements in process and report any cumulative effects of such adjustments in current operations.
For our long-term product maintenance agreements, we regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated costs in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions, after applying the cumulative catch up basis of accounting, may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings. We provide for probable losses when they become evident.
Arrangements for the sale of goods and services sometimes include multiple components. Our arrangements with multiple components usually involve an upfront deliverable of equipment and future service deliverables such as installation, commissioning, training or the future delivery of ancillary products. In most cases, the relative values of the undelivered components are not significant to the overall arrangement and are typically delivered within three to six months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate selling prices and total contract consideration (i.e., discount) is allocated pro rata across each of the components in the arrangement. The value assigned to each component is objectively determined and obtained primarily from sources such as the separate selling price for that or a similar item or from competitor prices for similar items. If such evidence is not available, we use our best estimate of selling price, which is established consistent with the pricing strategy of the business and considers product configuration, geography, customer type, and other market specific factors.
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $162 million and $343 million for the three and nine months ended September 30, 2017, respectively, and $87 million and $253 million for the three and nine months ended September 30, 2016, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Cash and Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of September 30, 2017, and December 31, 2016, $1,247 million, of which approximately $1 billion is related to cash held on behalf of GE, and $752 million, respectively, of cash and equivalents were held in bank accounts

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

and cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. Cash and equivalents includes $1,267 million of cash at September 30, 2017 held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts based on various factors including the payment history and financial condition of our debtors and the economic environment. Provisions for doubtful accounts are recorded based on the aging status of the debtor accounts or when it becomes evident that the debtor will not make the required payments at either contractual due dates or in the future.
Concentration of Credit Risk
We grant credit to our customers who primarily operate in the oil and natural gas industry. Although this concentration affects our overall exposure to credit risk, our current receivables are spread over a diverse group of customers across many countries, which mitigates this risk. We perform periodic credit evaluations of our customers' financial conditions, including monitoring our customers' payment history and current credit worthiness to manage this risk. We do not generally require collateral in support of our current receivables, but we may require payment in advance or security in the form of a letter of credit or a bank guarantee.
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out (FIFO) or average cost basis. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.
Property, Plant and Equipment (PP&E)
Property, plant and equipment is initially stated at cost and is depreciated over its estimated economic life. Subsequently, property, plant and equipment is measured at cost less accumulated depreciation and impairment losses. We manufacture a substantial portion of our tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory until it is completed.
Other Intangible Assets
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. Refer to the Impairment of Goodwill and Other Long-Lived Assets accounting policy.
Impairment of Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. See "Note 6. Goodwill and Other Intangible Assets" for further information on valuation methodology and impairment of goodwill.
We review PP&E, intangible assets and certain other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually for indefinite-lived intangible assets. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of recoverability is made based upon the estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.
Financial Instruments
Our financial instruments include cash and equivalents, current receivables, investments, accounts payables, short and long-term debt, and derivative financial instruments.
We monitor our exposure to various business risks including commodity prices and foreign currency exchange rates and we regularly use derivative financial instruments to manage these risks. At the inception of a new derivative, we designate the derivative as a hedge or we determine the derivative to be undesignated as a hedging instrument. We document the relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated and combined statement of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our condensed consolidated and combined statements of income along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. If derivatives designated as a cash flow hedge are determined to be ineffective, the ineffective portion of that derivative's change in fair value is recognized in earnings.
Fair Value Measurements
For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.
We maintain policies and procedures to value instruments using the best and most relevant data available. In addition, we perform reviews to assess the reasonableness of the valuations. With regard to Level 3 valuations (including instruments valued by third parties), we perform a variety of procedures to assess the reasonableness of the valuations. Such reviews include an evaluation of instruments whose fair value change exceeds predefined thresholds (and/or does not change) and consider the current interest rate, currency and credit environment, as well as other published data, such as rating agency market reports and current appraisals.
Recurring Fair Value Measurements
Derivatives
We use closing prices for derivatives included in Level 1, which are traded either on exchanges or liquid over-the-counter markets. The majority of our derivatives are valued using internal models. The models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent foreign currency and commodity forward contracts for the Company.
Investments in Debt and Equity Securities

When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.

For investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), we use pricing models that are consistent with what other market participants would use. The inputs and assumptions to the models are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2. When we use valuations that are based on significant unobservable inputs we classify the investment securities in Level 3.
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in a deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.
Cost and Equity Method Investments
Cost and equity method investments are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate and other third-party pricing sources.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Long-lived Assets
Fair values of long-lived assets, including real estate, are primarily derived internally and are based on observed sales transactions for similar assets. In other instances, for example, collateral types for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.
Income Taxes
We file U.S. federal and state income tax returns which after the closing of the Transactions primarily includes our distributive share of items of income, gain, loss and deduction of BHGE LLC. Non-U.S. current and deferred income taxes owed by the subsidiaries of BHGE LLC are reflected in the financial statements.
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities as well as from net operating losses and tax credit carryforwards, based on enacted tax rates expected to be in effect when taxes actually are paid or recovered and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.
We provide U.S. deferred taxes on our outside basis difference in our investment in BHGE LLC. In determining the basis difference, we exclude non-deductible goodwill and the basis difference related to certain foreign corporations owned by BHGE LLC where the undistributed earnings of the foreign corporation have been, or will be, reinvested indefinitely.
BHGE LLC currently intends to indefinitely reinvest substantially all earnings of its foreign subsidiaries with operations outside the U.S. and, accordingly, we have not provided U.S. income tax on such earnings. Most of these earnings have been reinvested in active non-U.S. business operations and there is no intention to repatriate these earnings to fund U.S. operations. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We operate in more than 120 countries and our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts that we believe will ultimately result from these proceedings. We recognize uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of realizing in a final settlement with the relevant authority. We classify interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in the combined financial statements in the period they are recorded.
Environmental Liabilities
We are involved in numerous remediation actions to clean up hazardous waste as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations,

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

technology and information related to individual sites, such amounts are not reasonably estimable. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.
NEW ACCOUNTING STANDARDS ADOPTED
On January 1, 2017, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory, which was intended to simplify the subsequent measurement of inventory held by an entity not measured using last-in, first-out (LIFO) or retail inventory method. The amendments eliminated the requirement that entities consider the replacement cost of inventory and the net realizable value less a normal profit margin, which was historically used to establish a floor and ceiling for an assessment of market value. The adoption of this standard was immaterial to our financial statements.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.
The standard permits either a full retrospective method of adoption, in which the standard is applied to all the periods presented, or a modified retrospective method of adoption, in which the standard is applied only to the current period with a cumulative-effect adjustment reflected in retained earnings.  We will adopt the standard on January 1, 2018, will apply it retrospectively to all periods presented, and will elect the practical expedient for contract modifications.
The new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we expect changes in the presentation of our financial statements, including: (1) timing of revenue recognition, and (2) changes in classification between revenue and costs. The new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. The effect of applying the new guidance to our existing book of contracts will result in lower reported earnings in 2018 (and comparative periods previously reported) and in the early years after adoption. However, we expect to experience an increase in reported earnings, on that existing book of contracts, as they mature.

We expect that the timing of revenue recognition on our long-term product service agreements will be significantly affected. Although we expect to continue to recognize revenue over time on these contracts, we also expect that there will be changes to how contract modifications, termination clauses and purchase options are accounted for by us. In particular, under our existing processes, the cumulative impact from a contract modification on revenue already recorded is recognized in the period in which the modification is agreed. Under the new standard, we expect the impact from certain types of modifications to be recognized over the remaining life of the contract.

Based on our assessment and best estimates to date, we expect a non-cash charge to our January 1, 2016 retained earnings balance of approximately $500 million. This amount includes significant estimates and will remain subject to change as we complete our evaluation of the new standard and reflect actual activity for 2017. We do not currently believe that the adoption of the ASU will have any material impact on post acquisition revenue and operating profits of legacy Baker Hughes, and will validate the impact as we continue the integration of the acquired business.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU may materially affect our condensed consolidated and combined financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The effect of the adoption of the standard will depend on the nature and amount of future transactions but is currently expected as an increase to retained earnings of approximately $300 million. Future earnings will be reduced in total by this amount. The effect of the change on future transactions will depend on the nature and amount of future transactions as it will affect the timing of recognition of both tax expenses and tax benefits, with no change in the associated cash flows.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net periodic benefit cost by requiring separation between the service cost component and all other components. The service cost component is required to be presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non-operating components must be presented outside of income from operations. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and the presentation disclosure should be applied using a retrospective approach. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated and combined financial statements and related disclosures.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. BUSINESS ACQUISITION
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. As a partnership, BHGE LLC will not itself be subject to U.S. federal income tax under current U.S. tax laws. BHGE LLC's foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of our Class A Common Stock. GE holds its voting interest through our Class B Common Stock and its economic interest through a corresponding number of Common Units of BHGE LLC. Former Baker Hughes shareholders immediately after the completion of the Transactions also received a Special Dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A Common Stock. GE contributed $7.4 billion to BHGE LLC to fund substantially all of the Special Dividend.
Prior to the Transactions, shares of Baker Hughes common stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and listed on the New York Stock Exchange and the SIX Swiss Exchange. Shares of Baker Hughes common stock were suspended from trading on the New

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

York Stock Exchange and the SIX Swiss Exchange prior to the open of trading on July 5, 2017. The New York Stock Exchange filed a Form 25 on Baker Hughes' behalf to provide notice to the SEC regarding the withdrawal of shares of Baker Hughes common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act.
As a result of the Transactions, on July 3, 2017, the Company issued 428 million shares of Class A Common Stock to the former shareholders of Baker Hughes and 717 million shares of Class B Common Stock to GE. The issuance of the Company's Class A Common Stock in connection with the Transactions was registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to BHGE's registration statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by BHGE and declared effective on May 30, 2017. Pursuant to Rule 12g-3(a) under the Exchange Act, BHGE is the successor issuer to Baker Hughes with respect to the common stock of Baker Hughes. Therefore, the Class A Common Stock is deemed to be registered under Section 12(b) of the Exchange Act, and BHGE is subject to the requirements of the Exchange Act.
Based on the relative voting rights of former Baker Hughes shareholders and GE immediately following completion of the Transactions, and after taking into consideration all relevant facts, GE O&G is considered to be the "acquirer" for accounting purposes. As a result, the Transactions are reported as a business combination using the acquisition method of accounting with GE O&G treated as the "acquirer" and Baker Hughes treated as the "acquired" company.
The tables below present the fair value of the consideration exchanged and the preliminary estimates of the fair value of assets acquired and liabilities assumed and the associated fair value of the noncontrolling interest related to the acquired net assets of Baker Hughes. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materiality from these preliminary estimates, will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to inventory, property, plant and equipment, identifiable intangible assets, deferred income taxes, uncertain tax positions and contingencies.

Purchase consideration
(In millions, except share and per share amounts)	July 3, 2017
Baker Hughes shares outstanding	426,097,407
Restricted stock units vested upon closing	1,611,566
Total Baker Hughes shares outstanding for purchase consideration	427,708,973
Baker Hughes share price on July 3, 2017 per share	$57.68
Purchase consideration	$24,670
Rollover of outstanding options into options to purchase Class A shares (fair value)	$114
Precombination service of restricted stock units (fair value)	$14
Total purchase consideration	$24,798

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Preliminary identifiable assets acquired and liabilities assumed	Estimated fair value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,378
Inventories	1,975
Property, plant and equipment	4,048
Other intangible assets (a)	4,400
All other assets	1,314
Liabilities
Accounts payable	$(1,115)
Borrowings	(3,373)
Deferred income taxes (b)	(363)
Liabilities for pension and other postretirement benefits	(684)
All other liabilities	(1,291)
Total identifiable net assets	$11,422
Noncontrolling interest associated with net assets acquired	(77)
Goodwill (c)	13,453
Total purchase consideration	$24,798

(a)
Intangible assets, as provided in the table below, are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. We consider the Baker Hughes trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test.

	Estimated Fair Value	Estimated Weighted Average Life (Years)
Customer relationships	$1,300	15
Trade name - Baker Hughes	2,000	Indefinite-lived
Trade names - other	200	10
Developed technology	900	10
Total	$4,400

(b)
Includes approximately $468 million of net deferred tax liabilities related to the estimated fair value of intangible assets included in the preliminary purchase consideration and approximately $105 million of other net deferred tax assets, including non-U.S. loss carryforwards net of valuation allowances and offsetting liabilities for unrecognized benefits.

(c)
Goodwill represents the excess of the total purchase consideration over fair value of the net assets recognized and represents the future economic benefits that we believe will result from combining the operations of GE O&G and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the Transactions has been preliminarily allocated to the Oilfield Services segment, of which $67 million is deductible for tax purposes.

INCOME TAXES
BHGE LLC is treated as a partnership for U.S. federal income tax purposes. As such, BHGE LLC will not itself be subject to U.S. federal income tax under current U.S. tax laws. The members of BHGE LLC will each be required to take into account for U.S. federal income tax purposes their distributive share of the items of income, gain, loss and deduction of BHGE LLC, which generally will include the U.S. operations of both Baker Hughes and GE O&G. BHGE and GE will each be taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by BHGE LLC through subsidiaries, the taxes attributable to those subsidiaries will be reflected in our condensed consolidated and combined financial statements.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

MERGER AND RELATED COSTS
During the three and nine months ended September 30, 2017, acquisition costs of $159 million and $310 million, respectively, were expensed as incurred and were reported as merger and related costs. Such costs include severance and other separation payments made to certain executive officers of Baker Hughes related to change-in-control with double trigger provisions in their existing employment agreements, professional fees of advisors, and integration and synergy costs related to the combination of Baker Hughes and GE O&G. The double-trigger provisions resulted in payments to executives of Baker Hughes following two events: a change-in-control and termination or reduction in the responsibilities of the executives. BHGE terminated the employment of certain executives following the business combination.
UNAUDITED ACTUAL AND PRO FORMA INFORMATION
The following unaudited pro forma information has been presented as if the Transactions occurred on January 1, 2016. This information has been prepared by combining the historical results of GE O&G and historical results of Baker Hughes. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to pro forma events that 1) are directly attributable to the aforementioned Transactions, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.
The unaudited combined pro forma information is for informational purposes only and is not necessarily indicative of what the combined company's results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

Significant adjustments to the pro forma information below include recognition of non-recurring direct incremental acquisition costs in the nine months ended September 30, 2016 and exclusion of those costs from all other periods presented; amortization associated with an estimate of the acquired intangible assets; and reduction of interest expense for fair value adjustments to debt. A non-recurring contractually obligated termination fee of $3,500 million ($3,320 million net of related costs incurred) received by Baker Hughes due to an inability to obtain antitrust related approvals from a prior merger agreement is recognized in the nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$5,375	$5,375	$16,158	$17,178
Net loss	(114)	(362)	(249)	(2,436)
Net loss attributable to the Company	(44)	(133)	(55)	(958)
Loss per Common A share - basic and diluted (a)	(0.10)	(0.31)	(0.13)	(2.24)

(a)
The calculation of diluted loss per Common A share excludes shares potentially issuable under stock-based incentive compensation plans and the exchange of Class B shares with Class A shares under the Exchange Agreement, as their effect, if included, would be anti-dilutive.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 3. CURRENT RECEIVABLES
Current receivables are summarized in the table below:

	September 30, 2017	December 31, 2016
Customer receivables	$3,808	$1,699
Related parties	542	236
Other	1,075	814
Total current receivables	5,425	2,749
Less: Allowance for doubtful accounts	(231)	(186)
Total current receivables, net	$5,194	$2,563
Customer receivables are recorded at the invoiced amount. Beyond factoring activities with related parties (as described in "Note 16. Related Party Transactions"), the Company also sells certain current receivables externally, which are accounted for in accordance with ASC 860, Transfers and Servicing. The "Other" category primarily consists of advance payments to suppliers, indirect taxes and other tax receivables.
NOTE 4. INVENTORIES
Inventories, net of reserves, are comprised of the following:

	September 30, 2017	December 31, 2016
Finished goods	$3,037	$1,585
Work in process and raw material	2,272	1,639
Total inventories, net	$5,309	$3,224
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are compromised of the following:

	September 30, 2017	December 31, 2016
Land and improvements	$348	$130
Buildings, structures and related equipment	2,793	1,344
Machinery and equipment	5,700	2,916
Total cost	8,841	4,390
Less: Accumulated depreciation	(2,586)	(2,065)
Property, plant and equipment - less accumulated depreciation	$6,255	$2,325
Depreciation on property, plant and equipment was $266 million and $67 million in the three months ended September 30, 2017 and 2016, respectively, and $405 million and $242 million in the nine months ended September 30, 2017 and 2016, respectively. See "Note 18. Restructuring, impairment and other" for additional information on property, plant and equipment impairments.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2016, gross	$3,203	$3,428	$1,814	$1,989	$10,434
Accumulated impairment at December 31, 2016	(2,997)	(503)	—	(254)	(3,754)
Balance at December 31, 2016	206	2,925	1,814	1,735	6,680
Acquisitions (a)	13,453	—	—	—	13,453
Dispositions, currency exchange and others	(47)	142	105	62	262
Balance at September 30, 2017	$13,612	$3,067	$1,919	$1,797	$20,395

(a)	Includes goodwill associated with the acquisition of Baker Hughes. This amount and its allocations to segments are preliminary.
Subsequent to the close of the acquisition of Baker Hughes, we realigned our reporting units to Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS) and Digital Solutions (DS) (refer to "Note 15. Segment Information") and reallocated the goodwill that existed as of June 30, 2017 to the new reportable segments for all historical periods presented. The majority of Baker Hughes business was combined with the GE O&G Surface business to create the new Oilfield Services reporting segment.
We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied only when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill. We determined fair values for each of the reporting units using a combination of the market approach and the income approach. We assessed the valuation methodologies based upon the relevance and available data and have weighted the results appropriately.
Valuations using the market approach were derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services. A market approach is limited to reporting units for which there are publicly traded companies that have the characteristics similar to our businesses.
Under the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts to estimate future cash flows and included an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derived our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10% to 11%. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
We performed our annual impairment test of goodwill as of July 1, 2017 for all of our reporting units. Based on the results of our step one testing, the fair values of each of the reporting units exceeded their carrying values;

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.
As of September 30, 2017, we believe that the goodwill is recoverable for all the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,538	$(451)	$1,087	$596	$(371)	$225
Customer relationships	3,267	(771)	2,496	1,920	(660)	1,260
Capitalized software	1,120	(664)	456	896	(535)	361
Trade names and trademarks	890	(156)	734	681	(130)	551
Other	2	(1)	1	1	(1)	—
Finite-lived intangible assets	6,817	(2,043)	4,774	4,094	(1,697)	2,397
Indefinite-lived intangible assets (a)	2,052	—	2,052	52	—	52
Total intangible assets	$8,869	$(2,043)	$6,826	$4,146	$(1,697)	$2,449

(a)	Indefinite-lived intangible assets principally comprise trade names and trademarks acquired in business combinations.
Finite-lived intangible assets increased by $2,377 million in the nine months ended September 30, 2017, primarily as a result of the acquired Baker Hughes intangible assets offset by amortization during the periods (refer to "Note 2. Business Acquisition").
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three and nine months ended September 30, 2017 was $115 million and $237 million, respectively, as compared to $65 million and $192 million, respectively, for the three and nine months ended September 30, 2016. We incurred additional amortization expense of $49 million during the three months ended September 30, 2017 due to the acquisition of Baker Hughes.
Indefinite-lived intangible assets increased in September 30, 2017 as a result of the acquisition of the Baker Hughes trade name which was preliminarily valued at $2 billion using the relief-from-royalty method. Indefinite-lived intangible assets as of December 31, 2016 comprise trademarks acquired in previous years (Vetco and Bently Nevada trademarks for $42 million and $10 million, respectively).
Amortization expense of intangible assets over the remainder of 2017 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2017	$108
2018	422
2019	397
2020	361
2021	345
2022	329

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 7. CONTRACT ASSETS
Contract assets are comprised of the following:

	September 30, 2017	December 31, 2016
Long-term product service agreements (a)	$1,408	$1,046
Long-term equipment contract revenue (b)	1,050	703
Total revenue in excess of billings	2,458	1,749
Deferred inventory costs (c)	303	218
Contract assets	$2,761	$1,967

(a)	Reflects revenues earned in excess of billings on our long-term product service agreements.

(b)	Reflects revenues earned in excess of billings on our long-term contracts to construct technically complex equipment.

(c)	Represents cost deferral for shipped goods and other costs for which the criteria for revenue recognition has not yet been met.
NOTE 8. BORROWINGS
Short-term and long-term borrowings consisted of the following:

	September 30, 2017	December 31, 2016
Short-term borrowings
Short-term bank borrowings	$202	$79
Current portion of long-term borrowings	274	34
Short-term borrowings from GE	1,364	121
Other short-term borrowings	26	5
Total short-term borrowings	$1,866	$239

Long-term borrowings
7.5% Senior Notes due November 2018	$557	$—
3.2% Senior Notes due August 2021	527	—
8.55% Debentures due June 2024	142	—
6.875% Notes due January 2029	387	—
5.125% Notes due September 2040	1,310	—
Capital leases	89	1
Other long-term borrowings	27	37
Total long-term borrowings	3,039	38
Total borrowings	$4,905	$277
On July 3, 2017, in connection with the Transactions, BHGE LLC entered into a new five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the three months ended September 30, 2017, there were no direct borrowings under the 2017 Credit Agreement.

Concurrent with the Transactions associated with the acquisition of Baker Hughes on July 3, 2017, Baker Hughes Co-Obligor, Inc. became a co-obligor, jointly and severally with BHGE LLC, on our registered debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHGE LLC that was incorporated for the sole purpose of serving as a co-obligor of debt securities and has no assets or operations other than those related to its sole purpose.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Our acquisition of Baker Hughes assumed all the outstanding borrowings including all notes, senior notes, and debentures.  A step-up adjustment of $364 million was recorded upon the acquisition of Baker Hughes to present these borrowings at fair value.
The estimated fair value of total borrowings at September 30, 2017 and December 31, 2016 was $4,975 million and $303 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE, and see "Note 14. Financial Instruments" for additional information about borrowings and associated swaps.
NOTE 9. EMPLOYEE BENEFIT PLANS
Certain U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multiemployer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $22 million and $25 million in the three months ended September 30, 2017 and 2016, respectively, and $67 million and $73 million in the nine months ended September 30, 2017 and 2016, respectively.
In addition to the GE Plans, we have both funded and unfunded noncontributory defined benefit pension plans (Pension Benefits) covering certain employees primarily in the U.S., UK, Germany and Canada. Our pension plans include seven U.S. and six non-U.S. pension plans with pension assets or obligations greater than $20 million. We also provide certain postretirement health care benefits (Other Postretirement Benefits), through unfunded plans, to a closed group of U.S. employees who, when they retire, have met certain age and service requirements.
The components of net periodic cost of plans sponsored by us are as follows for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$12	$3	$4	$1	$1	$—
Interest cost	12	5	6	2	2	—
Expected return on plan assets	(20)	(8)	(11)	(1)	—	—
Amortization of prior service credit	—	—	—	—	(1)	1
Amortization of net actuarial loss	2	2	2	1	—	—
Other	—	—	—	—	—	(3)
Net periodic cost (benefit)	$6	$2	$1	$3	$2	$(2)

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The components of net periodic cost of plans sponsored by us are as follows for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$17	$8	$7	$5	$2	$1
Interest cost	23	17	9	9	4	4
Expected return on plan assets	(38)	(25)	(13)	(10)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net actuarial loss	4	6	5	5	(2)	—
Curtailment/settlement gain (a)	—	—	—	(26)	(3)	(2)
Other	—	—	—	—	—	(8)
Net periodic cost (benefit)	$6	$6	$8	$(17)	$(1)	$(7)

(a)	The curtailment/settlement gain for the non-U.S. pension benefits for the nine months ended September 30, 2016 is primarily associated with two UK plans merging into the GE UK Pension Plan.
For all pension plans sponsored by us, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum government funding requirements. During the nine months ended September 30, 2017, we contributed approximately $49 million to our pension and postretirement benefit plans. For our defined contribution plans (including GE sponsored plans) during the nine months ended September 30, 2017 we contributed approximately $69 million.
NOTE 10. INCOME TAXES
Income tax expense was $93 million for the three months ended September 30, 2017 compared to $70 million for the prior year quarter. The increase was primarily attributable to BHGE not recognizing a tax benefit on its share of U.S. losses since we have recorded valuation allowances against our U.S. tax assets, including net operating losses and foreign tax credit carryforwards. Consequently, the $93 million of income tax expense is primarily attributable to non-U.S. taxes related to our foreign subsidiaries. The positive impact of foreign tax rates lower than the U.S. rate of 35% is offset by adjustments to prior estimates, increased valuation allowances and withholding taxes. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
For the nine months ended September 30, 2017, income tax expense was $122 million compared to income tax expense of $132 million for the first nine months of 2016. The $10 million net decrease in tax expense is due to a decrease in income before taxes offset by valuation allowances recorded against our share of U.S. net operating losses and other tax assets, including foreign tax credit carryforwards. The positive impact of foreign tax rates lower than the U.S. rate of 35% is offset by adjustments to prior estimates, increased valuation allowances and withholding taxes. The prior year nine months reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the historic GE O&G business.
NOTE 11. STOCK BASED COMPENSATION
In July 2017, we adopted the BHGE 2017 Long-Term Incentive Plan (LTI Plan) under which we may grant stock options and other equity-based awards to employees and non-employee directors providing services to the Company and our subsidiaries. A total of up to 57.4 million Class A Common Stock are reserved and available for issuance pursuant to awards granted under the LTI Plan over its term which expires after the date of the annual meeting of the Company in 2027.
As a result of the acquisition of Baker Hughes, on July 3, 2017, each outstanding Baker Hughes stock option was converted into an option to purchase a Class A Common Stock in the Company. Consequently, we issued 6.82 million stock options which are fully vested. Each converted option will be subject to the same terms and conditions

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

as applied to the original option, and the per share exercise price of each converted option was reduced by $17.50 to reflect the per share amount of the Special Dividend as detailed in the agreement associated with the Transactions. Additionally, as a result of the acquisition of Baker Hughes, there were 1.72 million Baker Hughes restricted stock units (RSUs) that were converted to BHGE RSUs at a fair value of $40.18.
During the three months ended September 30, 2017, we issued 2.11 million of RSUs and 1.63 million stock options under the LTI Plan. These RSUs and stock options generally vest in equal amounts over a three-year vesting period provided that the employee has remained continuously employed by the Company through such vesting date.
Stock based compensation expense was $24 million in the three and nine months ended September 30, 2017. Included in this amount is $14 million of expense which relates to the acceleration of equity awards upon termination of employment of Baker Hughes employees with change in control agreements, and are included as part of "Merger and related costs" in the condensed consolidated and combined statements of income (loss).
The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted under the LTI Plan. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life is based on a simple average of the vesting term and original contractual term of the awards. The expected volatility is based on the historical volatility of our five main competitors over a six year period. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on a five year history of dividend payouts in Baker Hughes.

2017
Expected life (years)	6.0
Risk-free interest rate	2.1%
Volatility	36.4%
Dividend yield	1.2%
Weighted average fair value per share at grant date	$12.32
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Conversion of Baker Hughes stock options outstanding on July 3, 2017	6,822	$36.17
Granted	1,626	36.62
Exercised	(198)	25.64
Expired	(260)	63.11
Outstanding at September 30, 2017	7,990	$35.65
Exercisable at September 30, 2017	6,364	$35.40

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents the changes of RSUs and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Conversion of Baker Hughes RSUs outstanding on July 3, 2017	1,720	$40.18
Granted	2,114	36.75
Vested	(427)	40.18
Forfeited	(14)	40.03
Unvested balance at September 30, 2017	3,393	$38.04
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A Common Stock, 1.25 billion shares of Class B Common Stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. On July 3, 2017, each share of Baker Hughes common stock was converted into one share of Class A Common Stock in the Company. The number of Class A Common Stock and Class B Common Stock shares outstanding at September 30, 2017 is 428 million and 717 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B Common Stock. Each share of Class A and Class B Common Stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B Common Stock has equal voting rights to a share of Class A Common Stock, it has no economic rights, meaning holders of Class B Common Stock have no right to dividends and any assets in the event of liquidation of the Company.
Former Baker Hughes shareholders immediately after the completion of the Transactions received a special one-time cash dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A Common Stock. In addition, during the quarter the Company declared and paid a regular dividend of $0.17 per share to holders of record of the Company's Class A Common Stock.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(1,801)	$(10)	$(83)	$(1,894)
Other comprehensive income (loss) before reclassifications	40	217	12	(12)	257
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	9	—	(30)
Deferred taxes	1	(10)	(4)	6	(7)
Other comprehensive income (loss)	2	207	17	(6)	220
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	172	5	(1)	178
Less: Reallocation of AOCL based on ownership of GE and previous Baker Hughes shareholders	—	(1,169)	(1)	(55)	(1,225)
Balance at September 30, 2017	$—	$(597)	$3	$(33)	$(627)

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$—	$(1,384)	$(2)	$(146)	$(1,532)
Other comprehensive income (loss) before reclassifications	—	(158)	(39)	120	(77)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	33	2	35
Deferred taxes	—	(3)	1	(53)	(55)
Other comprehensive income (loss)	—	(161)	(5)	69	(97)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(4)	—	6	2
Balance at September 30, 2016	$—	$(1,541)	$(7)	$(83)	$(1,631)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2017 and 2016 represent realized gains on investment securities, foreign exchange contracts on our cash flow hedges (see "Note 14. Financial Instruments" for additional details) and amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 9. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated and combined statements of income (loss).
NONCONTROLLING INTEREST

Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of September 30, 2017, GE owned approximately 62.5% of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	September 30, 2017	December 31, 2016
GE's interest in BHGE LLC	$25,022	$—
Other noncontrolling interests	141	167
Total noncontrolling interests	$25,163	$167
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A Common Stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$(273)	$91	$(160)	$187
Less: Net income attributable to GE O&G pre-merger	—	96	109	255
Less: Net loss attributable to noncontrolling interests	(169)	(5)	(165)	(68)
Net loss attributable to BHGE	$(104)	$—	$(104)	$—

Weighted average shares outstanding:
Class A basic & diluted	428		428
Net loss per share attributable to common stockholders:
Class A basic & diluted	$(0.24)		$(0.24)
The allocation of net loss to holders of shares of Class A Common Stock began following the close of the Transactions on July 3, 2017. Therefore, the earnings per share is the same for the three and nine months ended September 30, 2017.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

As of July 3, 2017, GE, BHGE and BHGE LLC entered into an Exchange Agreement under which GE is entitled to exchange its holding in Class B Common Stock and units of BHGE LLC for Class A Common Stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of BHGE, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A Common Stock that would have otherwise been received by GE in the exchange. However, GE will not have the right to exchange if, after making the exchange and after giving effect to any disposition of Class A Common Stock made by GE immediately following the exchange, GE would own more than 50% of the outstanding shares of Class A Common Stock. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A Common Stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B Common Stock (including any tax impact). For the three and nine months ended September 30, 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
For the three and nine months ended September 30, 2017, we excluded outstanding stock options and RSUs from the computation of diluted net income (loss) per share because their effect is antidilutive.
Shares of our Class B Common Stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted EPS. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$212	$—	$212	$—	$318	$—	$318
Investment securities	99	—	171	270	—	—	—	—
Total assets	99	212	171	482	—	318	—	318

Liabilities
Derivatives	—	(196)	—	(196)	—	(375)	—	(375)
Total liabilities	$—	$(196)	$—	$(196)	$—	$(375)	$—	$(375)
There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2017.
The following table provides a reconciliation of recurring Level 3 fair value measurements:

Balance at December 31, 2016	$—
Additions as a result of business combination	179
Purchases	65
Proceeds at maturity	(71)
Unrealized losses recognized in accumulated other comprehensive income (loss)	(2)
Balance at September 30, 2017	$171
There are no unrealized gains or losses recognized in the condensed consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at September 30, 2017 and December 31, 2016 approximates their carrying value as reflected in our condensed consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 8. Borrowings."
DERIVATIVES AND HEDGING
In this section, we explain how we use derivatives to manage our risks and how these financial instruments are reflected in our condensed consolidated and combined financial statements. Our use of derivatives relates solely to risk management; we do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2017		December 31, 2016
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$10	$—	$2	$(9)

Derivatives not accounted for as hedges
Currency exchange contracts	202	(196)	316	(366)
Total derivatives	$212	$(196)	$318	$(375)
Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
RISK MANAGEMENT STRATEGY
We buy, manufacture and sell components and products as well as provide services across global markets. These activities expose us to changes in foreign currency exchange rates and commodity prices, which can adversely affect revenues earned and costs of operating our business. When the currency in which we sell equipment differs from the primary currency (known as its functional currency) and the exchange rate fluctuates, it will affect the revenue we earn on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies, along with other monetary assets and liabilities, which expose us to foreign currency gains and losses based on changes in exchange rates. Changes in the price of a raw material that we use in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures.
FORMS OF HEDGING
In this section, we explain the hedging methods we use and their effects on our condensed consolidated and combined financial statements.
Cash flow hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. We also use commodity derivatives to reduce or eliminate price risk on raw materials purchased for use in manufacturing.
Under hedge accounting, the derivative carrying amount is measured at fair value each period and any resulting gain or loss is recorded in a separate component of equity. Differences between the derivative and the hedged item may cause changes in their fair values to not offset completely, which is referred to as ineffectiveness. When the

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

hedged transaction occurs, these amounts are released from equity, in order that the transaction will be reflected in earnings at the rate locked in by the derivative. The effect of the hedge is reported in the same financial statement line item as the earnings effects of the hedged transaction. The table below summarizes how the derivative is reflected in the condensed consolidated and combined statement of financial position and income (loss) under hedge accounting. The effect of the hedged forecasted transaction is not presented in this table but offsets the earnings effect of the derivative.

	Three months ended September 30,		Nine months ended September 30,
Financial statement effects - cash flow hedges	2017	2016	2017	2016
Condensed consolidated and combined statement of financial position changes:
Fair value of derivatives increase (decrease)	$9	$(4)	$12	$(39)
Equity (increase) decrease	(9)	4	(12)	39

Income (loss) related to ineffectiveness	—	—	—	—
Income (loss) effect of derivatives (a)	—	(3)	(9)	(33)

(a)	Offsets earnings effect of the hedged forecasted transaction
The following table explains the effect of changes in market rates on the fair value of derivatives we use most commonly in cash flow hedging arrangements.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
We expect to transfer $4 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At September 30, 2017 and 2016, the maximum term of derivative instruments that hedge forecast transactions was three-years and two-years, respectively. See "Note 12. Equity" for additional information about reclassification out of accumulated other comprehensive income.
For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness were insignificant for each reporting period.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Some economic hedges are used when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative, making hedge accounting unnecessary. For some other types of economic hedges, changes in the fair value of the derivative are recorded in earnings currently but changes in the value of the forecasted foreign currency cash flows are only recognized in earnings when they occur. As a result, even though the derivative is an effective economic hedge, there is a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.
The table below provides information about the earnings effects of all derivatives that serve as economic hedges. These derivatives are marked to fair value through earnings each period. The effects are reported in "Selling, general and administrative expenses" in the condensed consolidated and combined statement of income (loss). In general, the income (loss) effects of the hedged item are recorded in the same condensed consolidated and combined financial statement line as the derivative. The income (loss) effect of economic hedges, after considering offsets related to income (loss) effects of hedged assets and liabilities, is substantially offset by changes in the fair value of forecasted transactions that have not yet affected income (loss).

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

	Three months ended September 30,		Nine months ended September 30,
Financial statement effects - economic hedges (a)	2017	2016	2017	2016
Condensed consolidated and combined statement of financial position changes:
Change in fair value of economic hedge increase (decrease) (b)	$59	$(41)	$60	$(126)
Change in fair value of economic hedges which has current earnings offset from hedged assets/liabilities increase (decrease)	53	(1)	53	(3)
Income (loss) effect of economic hedges on forecasted transactions with no current period earnings offset (c)	$6	$(40)	$7	$(123)

(a)	Include both the realized and unrealized movements, as well as those which cover future cash flows yet to be recognized on the condensed consolidated and combined statement of financial position.

(b)	Include fair value changes in embedded derivatives.

(c)	Offset by the future earnings effects of economically hedged item.
The table below explains the effects of market rate changes on the fair value of derivatives we use most commonly as economic hedges.

Currency forwards/swaps	U.S. dollar strengthens	U.S. dollar weakens
Pay U.S. dollars/receive foreign currency	Fair value decreases	Fair value increases
Receive U.S. dollars/pay foreign currency	Fair value increases	Fair value decreases

Commodity derivatives	Price increases	Price decreases
Receive commodity/ pay fixed price	Fair value increases	Fair value decreases
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). We generally disclose derivative notional amounts on a gross basis. A substantial majority of the outstanding notional amount of $11.5 billion and $7.1 billion at September 30, 2017 and December 31, 2016, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
The table below provides additional information about how derivatives are reflected in our condensed consolidated and combined financial statements.

Carrying amount related to derivatives	September 30, 2017	December 31, 2016
Derivative assets	$212	$318
Derivative liabilities	(196)	(375)
Net derivatives	$16	$(57)
EFFECTS OF DERIVATIVES ON EARNINGS
All derivatives are marked to fair value on our condensed consolidated and combined statement of financial position, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. As discussed in the previous sections, each type of hedge affects the financial statements differently. In some economic hedges, both the hedged item and the hedging derivative offset in earnings in the same period. In other economic hedges, the hedged item and the hedging derivative offset in earnings in different periods. In cash flow, the effective portion of the hedging derivative is offset in separate components of equity and ineffectiveness is recognized in earnings.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
NOTE 15. SEGMENT INFORMATION
Our operating segments are organized based on the nature of markets and customers. Following the Transactions, we revised our segment structure and began to manage and report our operating results through four operating segments as defined below. We have reflected this revised structure for all historical periods presented.
OILFIELD SERVICES

Oilfield Services provides equipment and services ranging from well evaluation to decommissioning. Products and services include diamond and tri-cone drill bits, drilling services (including directional drilling technology, measurement while drilling & logging while drilling), downhole completion tools and systems, wellbore intervention tools and services, wireline services, drilling and completions fluids, oilfield and industrial chemicals, pressure pumping, and artificial lift technologies (including electrical submersible pumps).
OILFIELD EQUIPMENT

Oilfield Equipment provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the subsea wellhead to the surface. Products and services include pressure control equipment and services, Subsea production systems and services, drilling equipment, and flexible pipeline systems. Oilfield Equipment operation designs and manufactures onshore and offshore drilling and production systems and equipment for floating production platforms and provides a full range of services related to onshore and offshore drilling activities.
TURBOMACHINERY & PROCESS SOLUTIONS
Turbomachinery & Process Solutions provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry as well as products and services to serve the downstream segments of the industry including refining, petrochemical, distributed gas, flow and process control and other industrial applications.  The Turbomachinery & Process Solutions portfolio includes drivers (aero-derivative gas turbines, heavy-duty gas turbines and synchronous and induction electric motors), compressors (centrifugal and axial, direct drive high speed, integrated, subsea compressors, turbo expanders and reciprocating), turn-key solutions (industrial modules and waste heat recovery), pumps, valves, and compressed natural gas (CNG) and small-scale liquefied natural gas (LNG) solutions used primarily for shale oil and gas field development.
DIGITAL SOLUTIONS
Digital Solutions provides equipment and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include sensor-based measurement, non-destructive testing and inspection, turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.
Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, merger and related costs, and certain gains and losses not allocated to the operating segments.

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
Segments	Revenue	Income (Loss) before Income Taxes	Revenue	Income (Loss) before Income Taxes
Oilfield Services	$2,635	$75	$192	$(66)
Oilfield Equipment	600	(43)	829	61
Turbomachinery & Process Solutions	1,511	210	1,480	258
Digital Solutions	629	87	523	101
Total segment	5,375	329	3,024	354
Corporate	—	(89)	—	(75)
Inventory impairment (a)	—	(12)	—	(24)
Restructuring, impairment and other	—	(191)	—	(77)
Merger and related costs	—	(159)	—	(2)
Other non operating income (loss), net	—	(3)	—	6
Interest expense, net	—	(42)	—	(21)
Total	$5,375	$(167)	$3,024	$161

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
Segments	Revenue	Income (Loss) before Income Taxes	Revenue	Income (Loss) before Income Taxes
Oilfield Services	$3,077	$(42)	$599	$(164)
Oilfield Equipment	1,965	9	2,693	190
Turbomachinery & Process Solutions	4,841	707	4,950	942
Digital Solutions	1,613	226	1,511	240
Total segment	11,496	900	9,753	1,208
Corporate	—	(282)	—	(240)
Inventory impairment (a)	—	(31)	—	(131)
Restructuring, impairment and other	—	(292)	—	(452)
Merger and related costs	—	(310)	—	(10)
Other non operating income (loss), net	—	65	—	18
Interest expense, net	—	(75)	—	(74)
Total	$11,496	$(25)	$9,753	$319

(a)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents total assets by segment:

Segments	September 30, 2017	December 31, 2016
Oilfield Services (a)	$33,505	$3,266
Oilfield Equipment	8,887	9,406
Turbomachinery & Process Solutions	9,075	8,565
Digital Solutions	3,644	3,113
Total segment	55,111	24,350
Corporate and eliminations (b)	(301)	(2,629)
Total	$54,810	$21,721

(a)	Goodwill acquired as a result of the Baker Hughes acquisition have preliminarily been allocated to Oilfield Services. See "Note 6. Goodwill and Other Intangible Assets" for further details.

(b)	Corporate and eliminations in total segment assets include adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.

NOTE 16. RELATED PARTY TRANSACTIONS
GE and its affiliates have provided and continue to provide a variety of services to us.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company will provide certain services to each other. GE will provide certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. Costs of $14 million related to the Intercompany Services Agreement were incurred during the three and nine months ended September 30, 2017. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we will provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.
Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us (such as most of our employee benefit costs).
EMPLOYEE BENEFITS
Certain of our employees are covered under various GE sponsored employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. Further details are provided in "Note 9. Employee Benefit Plans."
RELATED PARTY BALANCES
In connection with the Transactions, as of July 3, 2017, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. Due to the restricted nature of the majority of this excess cash, we continue to hold this cash on behalf of GE until such cash is unrestricted and available for repayment to GE. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated. Accordingly, on July 3, 2017, we executed a promissory note with GE.  There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. As of September 30, 2017, $1,267 million of such cash was held on behalf of GE, and a corresponding liability is reported in short-term borrowings both in the condensed consolidated and

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

combined statements of financial position.
RECEIVABLES MONETIZATION
We monetize a portion of our current receivables through programs established for GE and various GE subsidiaries. We account for receivables monetized as true sales in accordance with ASC 860, Transfers and Servicing.
Our current receivables are legally transferred through receivable factoring programs established for GE and various GE subsidiaries administered by Working Capital Solutions (WCS), an operating unit of GE Capital.
We factor U.S. and non‑U.S. receivables to GE Capital on a recourse and nonrecourse basis pursuant to various factoring and services agreements, purchased directly by WCS, GE Capital or sold to external investors through WCS agent arranger or buy/sell structures. Under the factoring programs, GE Capital performs a risk analysis and allocates a nonrecourse credit limit for each customer. If the portfolio exceeds this credit limit, then the receivable is factored with recourse. The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sales, as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The Company has $147 million and $198 million at September 30, 2017 and December 31, 2016, respectively, of accounts payable to GE that relate to cash collected on current receivables under this monetization program.
In addition, prior to the Transactions, we participated in the GE Accounts Receivable (GEAR) program, in which we transferred our receivables into a securitization structure administered by GE Capital through the GE Receivables and Sale Contribution Agreement.
Transfers of receivables under WCS administered programs are generally accounted for as sales.

	September 30, 2017	December 31, 2016
Transfers of receivables accounted for as sales	$1,452	$2,168
Under the programs, we retain the responsibility for servicing the receivables and remitting collections to the owner and the lenders for a fee equal to the prevailing market rate for such services. We have outsourced our servicing responsibilities to GE Capital for a market-based fee and accordingly, no servicing asset or liability has been recorded on the condensed consolidated and combined statements of financial position as of September 30, 2017 and December 31, 2016. Under the programs, we incurred interest expense and finance charges of $17 million and $22 million for the three months ended September 30, 2017 and 2016, respectively, and $57 million and $66 million for the nine months ended September 30, 2017 and 2016, respectively, which is reflected on the condensed consolidated and combined statements of income (loss).
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. We settle invoices with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for the period from the date at which an invoice is eligible for a cash discount through the final termination date for invoice settlement. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated and combined statements of financial position, was $139 million and $104 million as of September 30, 2017 and December 31, 2016, respectively.
PARENT'S NET INVESTMENT
At December 31, 2016, the remainder of GE's total investment, in excess of our debt from GE is reflected as equity under the caption "Parent's net investment" in our condensed consolidated and combined statements of financial position. At September 30, 2017, GE's equity ownership is reflected in noncontrolling interest in our condensed consolidated and combined statements of financial position.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

OTHER
The Company has $516 million and $228 million of accounts payable at September 30, 2017 and December 31, 2016, respectively, for services provided by GE in the ordinary course of business.
Prior to the Transactions, GE provided guarantees, letters of credit, and other support arrangements on our behalf. We provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
Prior to the Transactions, a certain number of our employees were granted GE stock options and RSUs under GE's 2007 Long-Term Incentive Plan. Our condensed consolidated and combined financial statements include compensation expense related to these awards for the portion of an employee's vesting period that accrued during employment with us.
INCOME TAXES
At closing, BHGE, GE and BHGE LLC entered into a Tax Matters Agreement. The Tax Matters Agreement governs the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the Transactions, including certain restructuring transactions in connection therewith, and the respective rights, responsibilities and obligations of GE and BHGE, with respect to various other tax matters. GE will be responsible for certain taxes related to the formation of the transaction undertaken by GE and Baker Hughes and their respective subsidiaries. GE has assumed approximately $35 million of tax obligations of Baker Hughes related to the formation of the transaction.
Following the closing of the Transactions, BHGE or BHGE LLC (or their respective subsidiaries) may be included in group tax returns with GE. To the extent included in such group tax returns, (i) BHGE or BHGE LLC will be required to make tax sharing payments to GE in an amount intended to approximate the amount that such entity would have paid if it had not been included in such group tax returns and had filed separate tax returns, and (ii) GE will be required to pay BHGE or BHGE LLC to the extent such separate tax returns include net operating losses that are used to reduce taxes payable by GE with respect to the applicable group tax return.
The Tax Matters Agreement also provides for the sharing of certain tax benefits (i) arising from the Transactions, including restructuring transactions, and (ii) resulting from allocations of tax items by BHGE LLC. GE is entitled to 100% of these tax benefits to the extent that GE has borne certain taxes related to the formation of the transaction. Thereafter, these tax benefits will be shared by GE and BHGE in accordance with their economic ownership of BHGE LLC, which will initially be approximately 62.5% and approximately 37.5%, respectively. The sharing of tax benefits generally is expected to result in cash payments by BHGE LLC to its members. Any such cash payments may be subject to adjustment based on certain subsequent events, including tax audits or other determinations as to the availability of the tax benefits with respect to which such cash payments were previously made.
NOTE 17. COMMITMENTS AND CONTINGENCIES
LITIGATION
We are subject to a number of lawsuits and claims arising out of the conduct of our business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. We record a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, including accruals for self-insured losses which are calculated based on historical claim data, specific loss development factors and other information.
A range of total possible losses for all litigation matters cannot be reasonably estimated. Based on a consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

With respect to the litigation matters below, if there was an adverse outcome individually or collectively, there could be a material impact on our business, financial condition and results of operations expected for the year. These litigation matters are subject to inherent uncertainties and management's view of these matters may change in the future. Therefore, there can be no assurance as to the ultimate outcome of these matters.
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and now alleges damages of approximately $224 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. At this time, we are not able to predict the outcome of these claims.
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  On February 8, 2016, the Court conditionally certified certain subclasses of employees for collective action treatment. The parties have agreed in principle to a settlement of the class claims, subject to Court approval. The amount of the class settlement, if approved by the Court, will not have a material impact in the financial results reported by the Company.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,534,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009; and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017, with no decision from the Court. At this time, we are not able to predict the outcome of these claims.
On May 10, 2017, a putative class action complaint was filed on behalf of purported Baker Hughes stockholders in the U.S. District Court for the Southern District of Texas challenging the Transaction Agreement and Plan of Merger combining Baker Hughes with GE O&G. The complaint is captioned Booth Family Trust v. Baker Hughes Inc., et al., Civil Action No. 4:17-cv-01457 (S.D. Tex. 2017). The complaint asserted, among other things, claims

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) against Baker Hughes and the members of its board of directors and challenged the adequacy of the disclosures made in the combined proxy statement/prospectus dated as of May 9, 2017. In addition to certain unspecified damages and reimbursement of costs, the plaintiff sought to enjoin the consummation of the Transactions. On June 21, 2017, the parties reached an agreement in principle to settle the Booth Family Trust litigation in exchange for the Company making certain additional disclosures. Those disclosures were contained in an 8-K filed with the SEC on June 22, 2017. On September 14, 2017, the parties filed a Stipulation of Dismissal with the Court dismissing all remaining claims of the Booth Family Trust with prejudice. The parties agreed to an award of attorney’s fees in an amount that will not have a material impact on the financial results reported by the Company.
Following consummation of the Transactions, two purported holders of shares of Baker Hughes common stock, representing a total of 1,875,000 shares of common stock of Baker Hughes, filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law.  The action is captioned as follows:  GKC Strategic Value Master Fund, LP F/K/A GKC Appraisal Rights Master Fund, LP and Walleye Trading LLC v. Baker Hughes Incorporated, Case No. 2017-0769.  At this time, we are not able to predict the outcome of this action.
On February 17, 2017, GE Infrastructure Sensing, Inc. (now known as GE Infrastructure Sensing, LLC) (GEIS), a subsidiary of the Company, was served with a lawsuit filed in the Eastern District of New York by a company named Saniteq LLC claiming compensatory damages totalling $500 million plus punitive damages of an unspecified amount. The complaint is captioned Saniteq LLC v. GE Infrastructure Sensing, Inc., No. 17-cv-771 (E.D.N.Y 2017). The complaint generally alleges that GEIS breached a contract being negotiated between the parties and misappropriated unspecified trade secrets. At this time, we are not able to predict the outcome of these claims.
In January 2013, INEOS and Naphtachimie initiated expertise proceedings in Aix-en-Provence, France arising out of a fire at a chemical plant owned by INEOS in Lavera, France, which resulted in a 15-day plant shutdown and destruction of a steam turbine, which was part of a compressor train owned by Naphtachimie. INEOS and Naphtachimie claim approximately €195 million in losses as a result of the incident. Two of the Company's subsidiaries (and 17 other companies) were notified to participate in the proceedings. The proceedings are ongoing, and at this time, there is no indication that the Company's subsidiaries were involved in the incident. At this time, we are not able to predict the outcome of these claims.
We insure against risks arising from our business to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending or future legal proceedings or other claims. Most of our insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation.
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

Balance at December 31, 2016, and 2015, respectively	$74	$100
Provisions	27	21
Expenditures	(33)	(40)
Other (a)	97	(1)
Balance at September 30, 2017, and 2016, respectively	$165	$80

(a)	Includes an increase of $93 million in the nine months ended September 30, 2017 as a result of the Baker Hughes acquisition.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totalled approximately $3.6 billion at September 30, 2017. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
RESTRUCTURING CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $191 million and $49 million for the three months ended September 30, 2017 and 2016, respectively, and $264 million and $255 million for the nine months ended September 30, 2017 and 2016, respectively. These restructuring initiatives will generate charges post September 30, 2017, and the related estimated remaining charges are approximately $80 million.
These charges are included as part of "Restructuring, impairment and other" in the condensed consolidated and combined statements of income (loss).
The amount of costs not included in the reported segment results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Oilfield Services	$118	$13	$141	$119
Oilfield Equipment	31	2	41	38
Turbomachinery & Process Solutions	16	12	38	47
Digital Solutions	13	17	27	28
Corporate	13	5	17	23
Total	$191	$49	$264	$255
These costs were primarily related to product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property, plant & equipment, net (a)	$68	$13	$80	$84
Employee-related termination expenses	87	18	126	96
Asset relocation costs	2	6	7	14
EHS remediation costs	1	2	8	19
Contract termination fees	16	5	21	31
Other incremental costs	17	5	22	11
Total	$191	$49	$264	$255

(a)	Includes $74 million for the nine months ended September 30, 2017 of accelerated depreciation related for certain activities associated with our restructuring plans.

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. During the three and nine months ended September 30, 2017 and 2016, we did not identify any indicators of potential impairment for assets still in use that would require further examination. Impairments related to assets removed from service are included in restructuring charges above.
OTHER CHARGES

Other charges included in "Restructuring, impairment and other" caption of the condensed consolidated and combined statements of income (loss) was nil and $28 million in the three months ended September 30, 2017 and 2016, respectively, and $28 million and $197 million for the nine months ended September 30, 2017 and 2016, respectively. Other charges include currency devaluation charges of nil and $25 million in the three months ended September 30, 2017 and 2016, respectively, and $12 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively, largely driven by significant currency devaluations in Angola and Nigeria. These markets have minimal currency derivative liquidity which limits our ability to offset these exposures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated and combined financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. As a result of the Transactions, BHGE became the holding company of the combined businesses. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of our Class A Common Stock. The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through the end of the quarter ended September 30, 2017. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). BHGE employs approximately 65,000 employees and operates in more than 120 countries.
In the third quarter of 2017, we generated revenue of $5,375 million, compared to $3,024 million for the third quarter of 2016. The increase in revenue was driven primarily by OFS as a result of the acquisition of Baker Hughes, and to a lesser extent, by TPS and DS partially offset by declines in OFE. Loss before income taxes and equity in loss of affiliate was $167 million for the third quarter of 2017, and included restructuring and impairment charges of $191 million and merger and related costs of $159 million. These restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure to reflect reduced activity levels. For the third quarter of 2016, income before income taxes and equity in loss of affiliate was $161 million, which also included restructuring and impairment charges of $77 million, and merger and related costs of $2 million.
Outlook
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to change given volatile conditions in the industry.

•
North America onshore activity: we expect the increased activity in North America to continue to grow, however at a slower pace than seen in the first nine months of 2017. In the third quarter, we experienced a deceleration in rig count growth, as compared to the prior two quarters. We remain optimistic about the outlook, but expect the pace of growth to slow in the near term.

•
International onshore activity: we have seen a moderate increase in rig count activity and expect growth to continue, the pace at which is undetermined. We have seen signs of improvement, but due to continuous volatility, remain cautious as to growth expectations.

•
Offshore projects: due to the ongoing oil price volatility, we expect final investment decisions to continue to remain fluid. We have seen an increase in subsea tree awards in 2017, but do not expect a material amount of awards in the fourth quarter of 2017, and we continue to expect delays in major customer capital expenditures for the near term.

•
Liquefied Natural Gas projects: we believe the market continues to be oversupplied, and will remain in its current state for the next few years. We expect some final investment decisions to move forward in the short term. We do, however, view the long term economics of the LNG industry as positive given our outlook for supply and demand.

We have other segments in our portfolio that are more correlated with different industrial metrics such as our Digital Solutions business. Overall, we believe our portfolio is uniquely positioned to compete across the value chain, and deliver unique solutions for our customers. We remain optimistic about the long term economics of the industry, but are continuing to operate with flexibility given our expectations for volatility and changing assumptions in the near term.

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting the results of operations, financial condition and liquidity position of BHGE as of and for three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016, and should be read in conjunction with the consolidated and combined financial statements and related notes of the Company.
We operate in more than 120 countries helping customers find, evaluate, drill, produce, transport and process hydrocarbon resources. Our revenue is predominately generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is driven by a number of factors, including our customers' forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Brent oil price ($/Bbl) (a)	$52.11	$45.79	$51.82	$41.67
WTI oil price ($/Bbl) (b)	48.16	44.85	49.39	41.14
Natural gas price ($/mmBtu) (c)	2.95	2.88	3.01	2.34

(a)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(b)	EIA Cushing, OK WTI spot price

(c)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by West Texas Intermediate (WTI) oil prices, which were up from $44.85 in the third quarter of 2016 to $48.16 in the third quarter of 2017. This represented an increase of 7%. For the nine months ended September 30, 2017, WTI oil prices averaged $49.39, which represented an increase of $8.25 from the same period last year.
Outside of North America, customer spending is driven by Brent oil prices, which also grew year-over-year. Brent oil prices were $45.79 in the third quarter of 2016 as compared to $52.11 in the third quarter of 2017. This represented an increase of 14%. For the nine months ended September 30, 2017, Brent oil prices averaged $51.82, which represented an increase of $10.15 from the same period last year.
Although both WTI and Brent oil prices increased, there were fluctuations within the quarter, which drove uncertainty in the oil price outlook for customers. In the three months ended September 30, 2017, Brent oil prices reached a maximum of $59.77 and a minimum of $43.98, and WTI reached a maximum of $52.14 and a minimum of $42.48.
Natural gas prices in North America are measured using the Henry Hub Natural Gas Prices. Natural gas prices increased from $2.88 in the third quarter of 2016 to $2.95 in the third quarter of 2017. This represented an increase of $0.07. For the nine months ended September 30, 2017, natural gas prices averaged $3.01, which represented an increase of $0.67 from the same period last year.

Baker Hughes Rig Count
The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Rig count trends are driven by the exploration and development spending by oil and natural gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. The counts may reflect the relative strength and stability of energy prices and overall market activity; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian region, Iran and onshore China because this information is not readily available.
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the majority of the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
North America	1,154	600	92%	1,068	600	78%
International	947	936	1%	948	966	(2%)
Worldwide	2,101	1,536	37%	2,016	1,566	29%
Rig count in North America increased 92% in the third quarter of 2017, compared to the same period last year. International rig count increased 1% for the third quarter of 2017, as compared to the same period last year. In addition, North America rig count increased 78% in the nine months ended September 30, 2017, as compared to the same period last year. International rig count decreased 2% in the nine months ended September 30, 2017, as compared to the same period last year.
Overall rig count was 2,101 for the third quarter of 2017, an increase of 37% as compared to the same period last year due primarily to North American activity, and a slower increase internationally. Within North America, the increase was primarily driven by land rig count, which was up 101% and to a lesser extent, offshore rig count, which was up 5%. Internationally, the rig count increase was driven primarily by increases in Africa which was up 5%, the Middle East and Asia-Pacific region, which were both up 2%, partially offset by the Europe region, which was down 6%.

Key Performances Indicators (millions)
Product services and backlog of product services
The Company's condensed consolidated and combined statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, as well as in the orders and backlog charts included in this Management's Discussion and Analysis section, the Company distinguishes between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
Backlog is defined as unfilled customer orders for products and services believed to be firm. For product services, an amount is included for the expected life of the contract.
Orders for the Three and Nine Months Ended, and Backlog as of September 30, 2017 and 2016 (millions)

Orders: For the three months ended September 30, 2017, we recognized orders of $5,722 million, an increase of $3,242 million, or 131%, from the three months ended September 30, 2016. The increase in orders was driven by the acquisition of Baker Hughes. Service orders were up 105% and equipment orders were up 183%.
For the nine months ended September 30, 2017, we recognized orders of $11,619 million, an increase of $3,807 million, or 49%, from the nine months ended September 30, 2016. The increase in orders was mainly driven by the acquisition of Baker Hughes. Service orders were up 31% and equipment orders were up 90%, also mainly driven by the acquisition of Baker Hughes.
Backlog: As at September 30, 2017, backlog was $20,906 million, an increase of $293 million, or 1%, from June 30, 2017. Equipment backlog increased from June 30, 2017 primarily driven by a large order signed within the quarter. Service backlog increased from June 30, 2017 as a result of order intake. Backlog decreased $1,741 million, or 8%, from September 30, 2016. The decrease was primarily driven by equipment backlog, which decreased $1,436 million, or 20% due to lower order intake versus the same period last year.
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our unaudited condensed, consolidated and combined statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.
The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through the end of the quarter ended September 30, 2017.
The results of operations of the Company are evaluated by the Chief Executive Officer of the Company on a combined and consolidated basis as well as at the segment level.

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairment, merger and related costs, and certain gains and losses not allocated to the operating segments.
In evaluating the segment performance, the Company uses the following:
Volume & Price: Volume is the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange and price. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period. Price is defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
Foreign Exchange (FX): FX measures the translational foreign exchange impact, or the translation impact of the period-over-period change on sales and costs directly attributable to change in the foreign exchange rate compared to the US dollar. FX impact is calculated by multiplying the functional currency amounts (revenue or profit) with the period-over-period FX rate variance, using the average exchange rate for the respective period.
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e. price paid) of direct material, compensation & benefits and overhead costs.
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume & price, foreign exchange and (inflation)/deflation as defined above. Improved or lower period-over-period cost productivity is the result of cost efficiencies or inefficiencies, such as cost decreasing or increasing more than volume, or cost increasing or decreasing less than volume, or changes in sales mix among segments. This also includes the period-over-period variance of transactional foreign exchange, aside from those foreign currency devaluations that are reported separately for business evaluation purposes.

Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2017	2016		2017	2016
Revenue:
Oilfield Services	$2,635	$192	$2,443	$3,077	$599	$2,478
Oilfield Equipment	600	829	(229)	1,965	2,693	(728)
Turbomachinery & Process Solutions	1,511	1,480	31	4,841	4,950	(109)
Digital Solutions	629	523	106	1,613	1,511	102
Total	$5,375	$3,024	$2,351	$11,496	$9,753	$1,743

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2017	2016		2017	2016
Segment operating income (loss):
Oilfield Services	$75	$(66)	$141	$(42)	$(164)	$122
Oilfield Equipment	(43)	61	(104)	9	190	(181)
Turbomachinery & Process Solutions	210	258	(48)	707	942	(235)
Digital Solutions	87	101	(14)	226	240	(14)
Total segment operating income (loss)	329	354	(25)	900	1,208	(308)
Corporate	(89)	(75)	(14)	(282)	(240)	(42)
Inventory impairment	(12)	(24)	12	(31)	(131)	100
Restructuring, impairment and other	(191)	(77)	(114)	(292)	(452)	160
Merger and related costs	(159)	(2)	(157)	(310)	(10)	(300)
Operating income (loss)	(122)	176	(298)	(15)	375	(390)
Other non operating income (loss), net	(3)	6	(9)	65	18	47
Interest expense, net	(42)	(21)	(21)	(75)	(74)	(1)
Income (loss) before income taxes and equity in loss of affiliate	(167)	161	(328)	(25)	319	(344)
Equity in loss of affiliate	(13)	—	(13)	(13)	—	(13)
Provision for income taxes	(93)	(70)	(23)	(122)	(132)	10
Net income (loss)	$(273)	$91	$(364)	$(160)	$187	$(347)

The following charts show segment revenues and segment operating income for each of our reportable segments for the three months ended September 30, 2017 and 2016:
Segment Revenues and Segment Operating Income (millions)
Third Quarter of 2017 Compared to the Third Quarter of 2016
Consolidated Results
Revenue increased $2,351 million, or 78%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $2,443 million, Turbomachinery & Process Solutions increased $31 million, and Digital Solutions increased $106 million, partially offset with the decrease in Oilfield Equipment of $229 million.
Total segment operating income decreased $25 million. The decrease was primarily driven by Oilfield Equipment, which decreased $104 million, Turbomachinery & Process Solutions, which decreased $48 million, and Digital Solutions, which decreased $14 million, partially offset by Oilfield Services, which increased $141 million.
Oilfield Services
Oilfield Services revenue increased $2,443 million in the third quarter of 2017 compared to the third quarter of 2016, primarily as a result of the acquisition of Baker Hughes on July 3, 2017 (up $2,427 million).
Oilfield Services segment operating income was $75 million in the third quarter of 2017 compared to a loss of $66 million in the third quarter of 2016. The acquisition of Baker Hughes added $136 million of segment operating income, which includes the increased intangible amortization expense of $49 million. Organically, negative price and mix were offset by strong cost productivity.

Oilfield Equipment
Oilfield Equipment revenue decreased $229 million, or 28%, in the third quarter of 2017 compared to the third quarter of 2016. The decrease in revenue can be attributed to activity reductions across the SPS and Drilling product lines, and to a lesser extent price deterioration.
Oilfield Equipment segment operating loss was $43 million in the third quarter of 2017 compared to segment operating income of $61 million in the third quarter of 2016. The decline in profitability was due to lower revenues and the impact of negative cost productivity, and only partially offset by deflation savings.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,511 million increased $31 million, or 2%, in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily driven by fulfillment of long-term service contracts as well as gas and steam turbine installations, partially offset by lower volume in the Flow & Process Technologies business.
Turbomachinery & Process Solutions segment operating income was $210 million in the third quarter of 2017 compared to segment operating income of $258 million in the third quarter of 2016. The decline in profitability is primarily due to lower variable cost productivity, unfavorable equipment mix and lower volume/price versus the prior year.
Digital Solutions
Digital Solutions revenue increased $106 million, or 20%, in the third quarter of 2017 compared to the third quarter of 2016, driven by the acquisition of Baker Hughes which added $108 million of revenues versus the prior year.
Digital Solutions segment operating income was $87 million in the third quarter of 2017 compared to $101 million in the third quarter of 2016. The decrease in profitability is driven by the acquisition of Baker Hughes (down $6 million) in the quarter, and by unfavorable organic cost productivity.
Corporate
Corporate expenses in the third quarter of 2017 totalled $89 million, an increase of $14 million compared to the third quarter of 2016, primarily due to an increase in costs of $29 million from the acquisition of Baker Hughes, partially offset by realized synergies in the period.
Restructuring, Impairment and Other
For the third quarter of 2017, we recognized $191 million in restructuring charges, an increase of $114 million from the third quarter of 2016. This increase was primarily due to integration driven synergy plans.
Merger and Related Costs
For the third quarter of 2017, we incurred merger and related costs of $159 million, an increase of $157 million from the third quarter of 2016, primarily related to the acquisition of Baker Hughes. Such costs include severance and other separation payments made to certain executive officers of Baker Hughes related to change-in-control with double trigger provisions in their existing employment agreements, professional fees of advisors, and integration and synergy costs related to the combination of Baker Hughes and GE O&G.
Interest Expense, Net
For the third quarter of 2017, we incurred interest expense, net of interest income, of $42 million, an increase of $21 million from the third quarter of 2016, primarily driven by the acquisition of Baker Hughes.

Income Taxes
For the third quarter of 2017, BHGE income tax expense was $93 million compared to income tax expense of $70 million in the third quarter of 2016.  The increase was primarily attributable to BHGE not recognizing a tax benefit on its share of U.S. losses since we have recorded valuation allowances against our U.S. tax assets, including net operating losses and foreign tax credit carryforwards. Consequently, the $93 million of tax expense is primarily attributable to non-U.S. taxes related to our foreign subsidiaries. The positive impact of foreign tax rates lower than the U.S. rate of 35% is offset by adjustments to prior estimates, increased valuation allowances and withholding taxes. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the historic GE O&G business.
Segment Revenues and Segment Operating Income (millions)
The following charts show segment revenues and segment operating income for each of our reportable segments for the nine months ended September 30, 2017 and 2016:
The First Nine Months of 2017 Compared to the First Nine Months of 2016
Consolidated Results
Revenue increased $1,743 million, or 18%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $2,478 million, Digital Solutions increased $102 million, partially offset by Turbomachinery and Process Solutions which decreased $109 million, and Oilfield Equipment which decreased $728 million.
Segment operating income decreased $308 million. The decrease was primarily driven by Turbomachinery and Process Solutions which decreased $235 million, Oilfield Equipment which decreased $181 million, and Digital Solutions which decreased $14 million, partially offset by Oilfield Services which increased $122 million.

Oilfield Services
Oilfield Services revenue increased $2,478 million in the first nine months of 2017 compared to the first nine months of 2016, primarily as a result of the acquisition of Baker Hughes on July 3, 2017 (up $2,427 million).
Oilfield Services segment operating loss was $42 million in the first nine months of 2017 compared to a loss of $164 million in the first nine months of 2016. The acquisition of Baker Hughes contributed $136 million of segment operating income, which includes the increased intangible amortization expense of $49 million. Organically negative price and volume were only partially offset by deflation benefits and improved cost productivity.
Oilfield Equipment
Oilfield Equipment revenue decreased $728 million, or 27%, in the first nine months of 2017 compared to the first nine months of 2016.
Oilfield Equipment segment operating income was $9 million in the first nine months of 2017 compared to segment operating income of $190 million in the first nine months of 2016. The impact from the decline in revenue and partial price erosion, together with the impact of negative cost productivity, was only partially offset by the benefit of cost deflation.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue decreased $109 million, or 2%, in the first nine months of 2017 compared to the first nine months of 2016 primarily driven by pricing pressures on equipment deals.
Turbomachinery & Process Solutions segment operating income was $707 million in the first nine months of 2017 compared to segment operating income of $942 million in the first nine months of 2016. The decrease in profitability is primarily driven by year-over-year top line pricing pressures, unfavorable equipment mix and lower variable cost productivity, only partially offset by cost deflation savings and foreign exchange favorability.
Digital Solutions
Digital Solutions revenue increased $102 million or 7% in the first nine months of 2017 compared to the first nine months of 2016. The Baker Hughes acquisition contributed $108 million of revenue compared to the prior year.
Digital Solutions segment operating income was $226 million in the first nine months of 2017 compared to $240 million in the first nine months of 2016. The decrease in profitability is driven by the acquisition of Baker Hughes in the quarter, and by pricing and FX pressure on the organic performance.
Corporate
Corporate expenses were $282 million in the first nine months of 2017, an increase of $42 million compared to the first nine months of 2016. This is attributed to the acquisition of Baker Hughes which is $29 million, and lower organic cost productivity.
Restructuring, Impairment and Other
For the nine months ended September 30, 2017, we recognized $292 million in restructuring charges, a decrease of $160 million from the nine months ended September 30, 2016. This decrease was primarily due to a reduction in market driven restructuring programs, partially offset by synergy driven restructuring items. We continue to evaluate the market and make cost rationalization decisions based on changes to short and long-term market indicators.

Merger and Related Costs
For the nine months ended September 30, 2017, we incurred merger and related costs of $310 million, an increase of $300 million from the prior year, primarily related to the acquisition of Baker Hughes. Such costs include severance and other separation payments made to certain executive officers of Baker Hughes with change-in-control agreements, professional fees of advisors, and integration and synergy costs related to the combination of Baker Hughes and GE O&G.
Interest Expense, Net
For the nine months ended September 30, 2017, we incurred interest expense, net of interest income, of $75 million, an increase of $1 million from the prior year. The acquisition of Baker Hughes has driven an increase in expense, offset by a reduction in organic interest expenses.
Income Taxes
For the first nine months of 2017, BHGE income tax expense was $122 million compared to income tax expense of $132 million in the first nine months of 2016. The $10 million net decrease in tax expense is due to a decrease in income before taxes offset by valuation allowances recorded against BHGE’s share of U.S. net operating losses and other tax assets, including foreign tax credit carryforwards. The positive impact of foreign tax rates lower than the U.S. rate of 35% is offset by adjustments to prior estimates, increased valuation allowances and withholding taxes. The prior year nine months reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the historic GE O&G business.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At September 30, 2017, we had cash and equivalents of $4,777 million compared to $981 million of cash and equivalents held at December 31, 2016.
At September 30, 2017, approximately $4,167 million of our cash and equivalents was held by foreign subsidiaries compared to approximately $878 million at December 31, 2016. A substantial portion of the cash held by foreign subsidiaries at September 30, 2017 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits.

On July 3, 2017, in connection with the Transactions, BHGE LLC entered into a new five-year $3 billion committed unsecured revolving credit facility (the "2017 Credit Agreement") with commercial banks maturing in July 2022. As of September 30, 2017, there were no direct borrowings under the credit facility.
During the nine months ended September 30, 2017, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, business acquisitions and the payment of dividends. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2017	2016
Operating activities	$(585)	$(195)
Investing activities	(3,879)	(346)
Financing activities	8,212	229

Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to product or services sales including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities used cash of $585 million in the nine months ended September 30, 2017. These cash outflows were driven by $129 million increase in net working capital, mainly due to lower collections partially offset by increased inventory liquidations. Other operating items that used cash were restructuring and deal related outflows, including severance, employee incentive compensation payments and other integration costs; and tax payments in foreign jurisdictions.
Investing Activities
Cash flows from investing activities used cash of $3,879 million and $346 million for the nine months ended September 30, 2017 and 2016, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $417 million and $330 million for the nine months ended September 30, 2017 and 2016, respectively; partially offset by cash flows from the sale of property, plant and equipment of $76 million and $21 million for the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the disposal of assets related primarily to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period.
For the nine months ended September 30, 2017, cash flow from investing activities also includes $7,498 million of special dividend paid to former Baker Hughes shareholders on the acquisition of Baker Hughes, net of $4,133 million of cash received from the acquisition.
Financing Activities
Cash flows from financing activities provided cash of $8,212 million and $229 million for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, we received $7,400 million contribution from GE to fund substantially all of the special dividend paid to former Baker Hughes shareholders. Additionally, we paid dividends of $76 million to our Class A shareholders, and we made a distribution of $122 million to GE.
Cash flows from financing activities also includes net transfers from GE of $1,574 million primarily driven by the cash pooling activity with GE prior to the Transactions. Other financing items includes a payment of $193 million to complete the purchase of the non-controlling interest in the Pipeline Inspection and Integrity business within Digital Solutions.
Total debt outstanding was $4,905 million and $277 million at September 30, 2017 and December 31, 2016, respectively. The total debt-to-capital (defined as total debt plus equity) ratio was 10.89% and 1.83% at September 30, 2017 and at December 31, 2016, respectively. The increase was driven by the debt assumed in the Baker Hughes acquisition.
Available Credit Facility
On July 3, 2017, in connection with the Transactions, we entered into a new five-year $3 billion committed unsecured revolving credit facility (the "2017 Credit Agreement") with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. We were in compliance with all of the credit facility's covenants, and there were no direct borrowings under the credit facility during the quarter ended September 30, 2017.

If market conditions were to change and our revenue was reduced significantly or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the credit facility.
We believe our current credit ratings would allow us to obtain interim financing over and above our existing credit facility for any currently unforeseen significant needs.
We currently believe cash on hand, cash flows from operating and financing activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies.
Other factors affecting liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through the sale of our receivables in monetization programs or working with our customers to restructure their debts; however, not all countries and programs allow monetization on a non-recourse basis. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of September 30, 2017, we have no customer balances which exceed 7% of our net customer receivables. As of September 30, 2017, 18% of our gross trade receivables were from customers in the United States and 4% were from customers in Venezuela. As of December 31, 2016, 13% of our gross trade receivables were from customers in the United States and 1% were from customers in Venezuela. Other than the United States, no other country or single customer accounted for more than 15% of our gross trade receivables at these dates.
Venezuela: Although we continue to experience delays in collecting payments on our receivables from our primary customer in Venezuela, our outstanding receivables are not disputed, and we continue to believe that they are recoverable. In assessing the collectability of these receivables, we considered our collection experience with this customer. To date we have had no material write-offs related to this customer historically, and we have collected $86 million in 2017. In addition, we consider the continued importance to the Venezuelan economy of oil production, our strategic relationship with this customer, our current activity levels and our current intention to continue to provide services to this customer, and an evaluation of this customer’s financial solvency. We continue to actively manage our relationship with this customer, with ongoing dialogue between key executives of both companies, including discussions regarding this customer's intention to pay trade receivables.

We also have outstanding trade receivables with a gross amount of approximately $266 million, and a net amount of approximately $40 million as well as approximately $60 million of on-hand inventory that we may not be able to redeploy to other customers should the contracts with this customer be terminated unexpectedly.
We believe our collectability assumptions to be reasonable according to the current facts and circumstances. However, differences in actual experience or changes in facts and circumstances may materially affect our financial position or results of operations. Our assumptions and related judgments are sensitive to the political and economic conditions in Venezuela. If conditions in Venezuela worsen or if low commodity prices persist for an extended period of time, we may be required to record adjustments to our receivables balance. Our financial results can be affected, positively or negatively, by changes in our assessment of the collectability of these trade receivables.
International operations: our cash that is held outside the United States, which comprised 87% of the total cash balance as of September 30, 2017, is in certain circumstances subject to exchange or cash controls that could make it challenging to quickly access. As a result, our cash balance may not represent its ability to quickly and efficiently use this cash.
Cash held on behalf of GE: In connection with the Transactions, as of July 3, 2017, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. Due to the restricted nature of the majority of this excess cash, we continue to hold this cash on behalf of GE until cash is unrestricted and available for repayment to GE. Accordingly, on July 3, 2017, we executed a promissory note with GE. There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated.
OTHER ITEMS
Iran Threat Reduction And Syria Human Rights Act Of 2012
The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934.  Under Section 13(r) of the Securities Exchange Act of 1934, enacted in 2012, BHGE is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in business activities relating to Iran, even if those activities are conducted in accordance with authorizations subsequently issued by the U.S. Government. Reportable activities include investments that significantly enhance Iran's ability to develop petroleum resources valued at $20 million or more in the aggregate during a twelve-month period. Reporting is also required for transactions related to Iran's domestic production of refined petroleum products or Iran's ability to import refined petroleum products valued at $5 million or more in the aggregate during a twelve-month period.

In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. affiliate of the Company received five purchase orders during the third quarter of 2017 for the sale of goods pursuant to General License H that could potentially enhance Iran’s ability to develop petroleum resources. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. These purchase orders are valued at €0.1million ($0.1 million), €0.5 million ($0.5 million), €0.2 million ($0.2 million), €0.1 million ($0.1 million), €1.3 million ($1.5 million). This non-US affiliate also booked a modification of a previously reported contract for the sale of spare parts for gas turbines to add additional scope valued at €0.1 million ($0.1 million) and a further modification to another previously reported contract for the sale of spare parts to reduce the value of the contract by €1.6 million ($1.8 million). This non-US affiliate attributed €1.5 million ($1.8 million) in gross revenues and €0.8 million ($0.9 million) in net profits against previously reported transactions during the quarter ended September 30, 2017.

A second non-U.S. affiliate of the Company received two purchase orders during the third quarter of 2017 for the sale of consumable parts, instruments and a digital recording system to be applied to industrial machinery and equipment on gas plants. The purchase orders are valued at €0.1 million ($0.1 million) and €0.1 million ($0.1 million). This non-US affiliate attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.1 million) in net profits to these transactions during the quarter ended September 30, 2017.
All of these non-U.S. affiliates intend to continue the activities described above and as permitted by all applicable laws and regulations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking" statements as that term is defined in Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of the Registration Statement on Form S-4 (File No. 333-216991), as amended, filed by the Company with the SEC and declared effective on May 30, 2017; the Company’s subsequent quarterly report on Form 10-Q for the quarterly period ended June 30, 2017 and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes (See "Note 14. Financial Instruments" in Item 1 of Part 1 for further details). A discussion of our primary market risk exposure in financial instruments is presented below.
Foreign currency exchange risk
We conduct our operations around the world in a number of different currencies, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies.
Additionally, we buy, manufacture and sell components and products across global markets. These activities expose us to changes in foreign currency exchange rates, commodity prices and interest rates which can adversely affect revenues earned and costs of its operating businesses. When the currency in which equipment is sold differs from the primary currency of the legal entity and the exchange rate fluctuates, it will affect the revenue earned on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies and exposure to foreign currency gains and losses based on changes in exchange rates. Changes in the price of raw materials used in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures, where appropriate.
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $11,476 million to hedge exposure to currency fluctuations in various foreign currencies at September 30, 2017. Based on quoted market prices as of September 30, 2017 or 2016 for forward contracts with similar terms and maturity dates, we recorded gains/(losses), both realized and unrealized in nature, of $59 million and ($127 million), respectively, to adjust these forward contracts to their fair market value.
Interest rate risk
We have debt in fixed and floating rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We maintain an interest rate risk management strategy which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the risk exposure to changes in interest rates in the aggregate. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of September 30, 2017 or 2016.
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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Change of Independent Registered Public Accounting Firm
In connection with the consummation of the Transactions, on July 3, 2017, the Audit Committee approved the engagement of KPMG LLP (KPMG) as the Company's independent registered public accountants to audit the financial statements of the Company and its consolidated subsidiaries for the period beginning July 3, 2017 and ending on December 31, 2017, such engagement to be effective on July 28, 2017. Deloitte was the independent auditor that audited Baker Hughes' financial statements for the fiscal years ended December 31, 2016 and 2015 and the subsequent interim period from January 1, 2017 through July 3, 2017.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements in this Quarterly Report.

ITEM 1A. RISK FACTORS
The Company is subject to those risk factors set forth under the caption "Risk Factors" in the Prospectus that is part of the Registration Statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by the Company and declared effective on May 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 3-31, 2017	160,468	$37.22	—	$—
August 1-31, 2017	11,820	$35.67	—	$—
September 1-30, 2017	3,748	$34.63	—	$—
Total	176,036	$37.06	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "**" are furnished as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with an "+" are identified as management contracts or compensatory plans or arrangements.

3.1	Amended and Restated Certificate of Incorporation of Baker Hughes, a GE company (filed as Exhibit 3.1 to the Current Report of Baker Hughes, a GE company on Form 8-K12B filed on July 3, 2017).
3.2*	Second Amended and Restated Bylaws of Baker Hughes, a GE company dated July 3, 2017.
10.1
Amendment to the Stockholders Agreement, dated as of October 2, 2017, between Baker Hughes, a GE company and General Electric Company (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on October 2, 2017).

10.2 +	Baker Hughes, a GE company Non-Employee Director Deferral Plan (filed as Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on August 4, 2017).
10.3 +
Offer Letter between Baker Hughes, a GE company and Lorenzo Simonelli, dated as of August 1, 2017 (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on August 4, 2017).

31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

Baker Hughes, a GE company (Registrant)

Date:	October 30, 2017	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 30, 2017	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer