Form 10-K
period 2017-12-31
Baker Hughes a GE Co
filed 2018-02-23
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-38143
Baker Hughes, a GE company
(Exact name of registrant as specified in its charter)

Delaware	81-4403168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17021 Aldine Westfield Road, Houston, Texas	77073-5101
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value per Share	New York Stock Exchange
Class B Common Stock, $0.0001 Par Value per Share	-
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
The aggregate market value of the voting and non-voting common stock held by (i) non-affiliates of Baker Hughes Incorporated (the predecessor issuer of the registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act) as of the last business day of the predecessor issuer’s most recently completed second fiscal quarter (based on the closing price on June 30, 2017 reported by the New York Stock Exchange) and (ii) non-affiliates of the registrant as of July 5, 2017, the first business day following consummation of the business combination between Baker Hughes Incorporated and [GE Oil & Gas] (as described in this Annual Report on Form 10-K) (based on the closing price on July 5, 2017 reported by the New York Stock Exchange) were approximately $23,155,806,000 and $15,903,777,000 respectively.
As of February 8, 2018, the registrant had outstanding 422,581,873 shares of Class A Common Stock, $0.0001 par value per share and 706,984,255 shares of Class B Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes, a GE company

BHGE 2017 FORM 10-K | i

PART I

ITEM 1. BUSINESS
Baker Hughes, a GE company (the Company, BHGE, we, us, or our), a Delaware corporation, was formed on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated, a Delaware corporation (Baker Hughes), and the oil and gas business (GE O&G) of General Electric Company (GE).
On July 3, 2017, we closed our business combination (the Transactions) to combine GE O&G and Baker Hughes creating a fullstream oilfield technology provider that has a unique mix of integrated equipment and service capabilities (refer to "Note 2. Business Acquisition" of the Notes to the Consolidated and Combined Financial Statements in Item 8 herein for further details on the Transactions). As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G. Substantially all of the business of GE O&G and of Baker Hughes was transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC), on July 3, 2017. GE has approximately 62.5% of economic interest in BHGE LLC and the Company has approximately 37.5% of the remaining economic interest in BHGE LLC, held indirectly through two wholly owned subsidiaries. One of these wholly owned subsidiaries of the Company is the sole managing member of BHGE LLC. Although we hold a minority economic interest in BHGE LLC, we conduct and exercise full control over all activities of BHGE LLC, without the approval of any other member, through this wholly owned subsidiary. Accordingly, we consolidate the financial results of BHGE LLC and report a noncontrolling interest in our consolidated and combined financial statements for the economic interest in BHGE LLC not held by us. We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
The Transactions were treated as a “reverse acquisition” for accounting purposes and, as such, the historical financial statements of the accounting acquirer, GE O&G, are the historical financial statements of the Company. The Company’s financial statements have been prepared on a consolidated basis, effective July 3, 2017. For all periods prior to July 3, 2017, the Company’s financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its oil & gas business. The historical financial results in the combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods. The GE O&G numbers in the consolidated and combined statements of income (loss) and statements of cash flows have been reclassified to conform to the current presentation. We believe that the current presentation is a more appropriate presentation of the combined businesses.
OUR VISION
We are the only fullstream provider of integrated oilfield products, services and digital solutions with 2017 revenue of $17.3 billion and a presence in more than 120 countries. We strive to provide best-in-class physical and digital technology solutions for customer productivity, leveraging complementary technologies to serve customers across the full spectrum of the oil and gas value chain.
We believe that there are structural changes taking place in the oil and gas industry that require a change in how we work. No matter the oil price, our customers are looking for new models and solutions to deliver higher industrial yield, which means improving productivity and efficiency and leveraging economies of scale, with lower carbon impact. While we will continue to serve customers on a project basis, our fullstream portfolio, digital capabilities and leading technology and services will enable us to shift towards outcome-focused solutions, enabling customers to lower capital and operating costs, reduce non-productive time and boost resource recovery. This is the cornerstone of our corporate strategy that is based on three pillars.

•
We intend to build market leading product companies focused on comprehensively reducing product and service costs, while improving equipment efficiency and reliability to significantly lower project breakeven costs.

BHGE 2017 FORM 10-K | 1

•
We strive to create value through integrated and differentiated equipment and service modules that will impact our customers total cost of projects and operations as well as fundamentally improving industry productivity, and

•	We plan to continue to develop fullstream opportunities that drive value creation through radical improvements in total cost reduction and productivity increases for the industry.
We expect to benefit from the following:

•
Complete fullstream portfolio.  Leading portfolio capable of serving upstream, midstream and downstream sectors of the oil and gas industry, matching oilfield service and equipment leaders in many areas. Our four product lines - Oilfield Services; Oilfield Equipment; Turbomachinery & Process Solutions; and Digital Solutions, as discussed below under "Products and Services," are each among the top four providers in their respective segments.

•
Complementary technology.  We have a culture built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator and enables us to deliver across the value chain. Given our breadth and depth, we can leverage our technology, talent and expertise across our portfolio to accelerate the pace of innovation.

•
Digital capabilities.  We expect to be able to continue to develop software offerings on any operating platform, for new and extended applications in the oil and gas and other industrial ecosystems, such as machine and equipment health, reliability management and maintenance optimization.

We believe we are positioned to assist our customers as they balance investment decisions between greenfield projects, brownfield projects and optimizing existing assets as a result of the current macroeconomic environment and the potentially prolonged period of lower oil prices. We expect that aging fields will require increased maintenance and intervention to sustain production later into the well life cycle when depletion accelerates. We believe our strategy coupled with our capabilities will help us compete and win in the current environment, while positioning us for the future.
ORDERS AND BACKLOG
We are a global business with consolidated 2017 revenue of $17,259 million. We generate revenue and orders from a combination of equipment sales and services. In 2017, 42% of revenue was generated from equipment sales and 58% from services, while 39% of orders were for equipment and 61% for services. In 2016 and 2015, 46% and 50% of revenue was generated from equipment sales, and 54% and 50% of revenue was from services, respectively. We recognized orders of $17,376 million, $11,273 million, and $15,385 million, respectively, in 2017, 2016 and 2015. Due to the nature of our business, including the time required to manufacture equipment and the long-term nature of many of its service contracts, there is a backlog of unfilled customer orders for equipment sales and services, which as of December 31, 2017, 2016 and 2015 totaled $21,022 million, $21,697 million, and $23,941 million, respectively.
Our statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which “goods” is required to include all sales of tangible products and “services” must include all other sales, including other services activities. For the amounts shown above, as well as in the orders and backlog charts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Form 10-K, we distinguish between “equipment” and “product services,” where product services refers to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to “product services” simply as “services” within this Business section and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Form 10-K.
Backlog is defined as unfilled customer orders for products and services believed to be firm. For product services, an amount is included for the expected life of the contract.

BHGE 2017 FORM 10-K | 2

PRODUCTS AND SERVICES
We are a fullstream provider of oilfield products, services and digital solutions. Following the Transactions, we revised our segment structure and began to manage and report our operating results through four operating segments - Oilfield Services, Oilfield Equipment, Turbomachinery & Processing Solutions, and Digital Solutions. Our operating segments are organized based on the nature of our markets and customers. We have reflected this revised structure for all historical periods presented. The majority of the Baker Hughes business operations are included in the Oilfield Services (OFS) segment from July 3, 2017, the date of the Transactions.
Oilfield Services
The OFS segment provides products and services for on and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production and intervention. The segment is comprised of eight product lines that design and manufacture products and services to help operators find, evaluate, drill, and produce hydrocarbons.
Products and services include diamond and tri-cone drill bits, drilling services, including directional drilling technology, measurement while drilling and logging while drilling, wireline services, drilling and completions fluids, completions tools and systems, wellbore intervention tools and services, artificial lift systems and oilfield and industrial chemicals.
OFS’ core evaluation and drilling technologies provide greater understanding of the subsurface to enable smoother, faster drilling and precise wellbore placement, leading to improved recovery and project economics. With the industry’s broadest completions portfolio, OFS can provide tailored well integrity solutions for all well types. Drawing from a wide range of artificial lift technology, coupled with enterprise optimization software, OFS can help lower the cost per barrel for the life of an asset.
Our customers include the large integrated major and super-major oil and natural gas companies, U.S. and international independent oil and natural gas companies and the national or state-owned oil companies as well as oilfield service companies.
Oilfield Equipment
The Oilfield Equipment (OFE) segment provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the subsea wellhead to the surface production facilities. The OFE operation designs and manufactures onshore and offshore drilling and production systems and equipment for floating production platforms and provides a full range of services related to onshore and offshore drilling activities.
The OFE portfolio includes deepwater drilling equipment, subsea production systems (SPS), flexible pipe systems, and related service solutions. The OFE drilling and production systems product line offers blowout preventers, control systems, marine drilling risers, wellhead connectors, diverters and related services. OFE offers SPS, including trees, control systems, manifolds, connections, wellheads, specialty connectors & pipes, installation and decommissioning solutions, and related services. OFE also provides advanced flexible pipe products including risers, flowlines, fluid transfer lines and jumpers, for both subsea and FPSO (floating production storage & offloading)-based production across a range of operating environments. Investment in composite technology is enabling BHGE to extend the capabilities of BHGE’s flexibles even further. OFE also offers a range of comprehensive, worldwide services for installation, technical support, well access through subsea intervention systems, operating resources and tools, offshore products and brownfield asset integrity solutions.
OFE customers are oil and gas field developers, drilling and oil companies seeking to undertake new subsea projects, mid-life upgrades and maintenance, well interventions and workover campaigns. OFE differentiates itself in SPS and deepwater drilling systems. OFE’s key competitive areas are large-bore gas fields, deepwater oilfields and fields with long tieback distances. In addition to a robust presence in other subsea areas, including high-pressure high-temperature (HPHT) fields, OFE’s product lines’ production systems are among the industry’s most reliable, with uptime of the critical control system exceeding 99.8%.

BHGE 2017 FORM 10-K | 3

Turbomachinery & Process Solutions
The Turbomachinery & Process Solutions (TPS) segment provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry as well as products and services to serve the downstream segments of the industry including refining, petrochemical, distributed gas, flow and process control and other industrial applications. The TPS segment is a leader in designing, manufacturing, maintaining and upgrading rotating equipment across the oil and gas, petro-chemical and industrial sectors.
The TPS portfolio includes drivers, driven equipment, flow control and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized steam turbines, slow speed and integrated gas engines, hot gas and turbo expanders and synchronous and induction electric motors. TPS’ driven equipment consists of electric generators, reciprocating, centrifugal, axial, direct-drive high speed, integrated and subsea compressors, and turbo-expanders. TPS’ flow control includes pumps, valves, regulators, control systems and other flow and process control technologies. As part of its turnkey solutions, TPS offers power generation modules, waste heat/energy recovery, energy storage, modularized small and large liquefaction plants, carbon capture and storage/use facilities. TPS also offers a variety of system upgrades and conversion solutions, from a single machine to full plant debottlenecking and modernization.
TPS’ products enable customers to increase upstream oil and gas production, liquefy natural gas, compress gas for transport via pipelines, generate electricity, store gas and energy, refine oil and gas and produce petro-chemicals, while minimizing both operational and environmental risks in the most extreme service conditions. TPS’ customers are upstream, midstream and downstream, onshore and offshore, and small to large scale. Midstream and downstream customers include liquefied natural gas (LNG) plants, pipelines, storage facilities, refineries and a wide range of industrial and engineering, procurement and construction (EPC) companies.
TPS’ value proposition is founded on its turbomachinery and flow control technology, a unique competence to integrate gas turbines and compressors in the most critical natural gas applications, best-in-class manufacturing and testing capabilities, reliable maintenance and service operations, and innovative real-time diagnostics and control systems, enabling condition-based maintenance and increasing overall productivity, availability, efficiency and reliability for oil and gas assets. TPS differentiates itself from competitors with its expertise in technology and project management, local presence and partnerships, as well as the deep industry know-how of its teams to provide fully integrated equipment and services solutions with state-of-art technology from design and manufacture through to operations.
Digital Solutions
The Digital Solutions (DS) segment provides operating technologies helping to improve the health, productivity and safety of asset intensive industries and enable the Industrial Internet of Things. DS includes the Measurement & Controls business for industry-leading hardware technologies as well as the software businesses of GE Oil & Gas and Baker Hughes that leverages best-of-class cloud services, including GE's Predix application development platform.
The DS portfolio includes condition monitoring, inspection technologies, measurement, sensing and pipeline solutions. Condition monitoring technologies include the Bently Nevada® and System 1® brands, providing rack-based vibration monitoring equipment, sensors, software cyber security solutions and industrial controls primarily for power generation and oil and gas operations. The DS Inspection Technologies product line includes non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection.
The DS Process and Pipeline Services product line (PPS) provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines while achieving the highest returns possible. In addition, the PPS product line provides inline inspection solutions to support pipeline integrity and includes nitrogen, bolting, torqueing and leak detection services, as well as the world’s largest fleet of air compressors to dry pipelines after hydrotesting. The DS Measurement and Sensing product line provides instrumentation to better detect and analyze pressure, flow, gas, and moisture conditions and more.
The DS segment helps companies monitor and optimize industrial assets while mitigating risk and boosting safety, by providing performance management, and condition and asset health monitoring. It also provides

BHGE 2017 FORM 10-K | 4

customers the technical capabilities to drive enterprise wide digital transformation of business processes and to focus on better production outcomes along the entire oil & gas value chain, using sensors, services and inspections to connect industrial assets to the Industrial Internet. The DS software portfolio is built to handle big data at an industrial scale and with industrial-strength security, giving customers the power to innovate and make faster, more confident decisions. The combination of deep domain expertise with modern data management and deep learning techniques gives customers the ability to maximize asset and operations performance.
Further information about our segments is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Note 15. Segment Information" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
MARKETS AND COMPETITION
We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. Our sales force also uses its application engineers, field application engineers, service engineers, commercial and sales managers, and account executives to help deliver and provide customers with the best product and service solutions which BHGE can offer. No single customer accounted for 10% or more of our revenue in the current year.
Our products and services are sold in highly competitive markets and the competitive environment varies by produce line, as discussed below:
Oilfield Services
Our OFS product line believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and availability, health, safety and environmental standards, technical proficiency and price. Our products and services are sold in highly competitive markets and revenue and earnings are affected by changes in commodity prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations and governmental regulations. While we may have contracts with customers that include multiple well projects and that may extend over a period of time ranging from two to four years, our services and products are generally provided on a well-by-well basis. Most contracts cover our pricing of the products and services, but do not necessarily establish an obligation to use our products and services. OFS product line competitors include Schlumberger, Halliburton and Weatherford International.
Oilfield Equipment
Our OFE product line believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and on time delivery, health, safety and environmental standards, technical proficiency, availability of spare parts and price. Its strong track record of innovation enables OFE to enter into long-term, performance-based service agreements with our customers. In the SPS product line, the primary competitors of OFE include Schlumberger, TechnipFMC, Aker Solutions ASA, Proserv and Dril-Quip Inc. In the flexible pipe product line, competitors include TechnipFMC, National Oilwell Varco (NOV), Airborne, and Magma. In the drilling sub-product line, competitors include NOV, Schlumberger and Horn Equipment.
Turbomachinery & Process Solutions
Our TPS product line believes that the principal competitive factors in the industries and markets it serves are product range (or power range measured in Megawatts) coverage, efficiency, product reliability and availability, service capabilities, packages, references, emissions and price. In upstream and midstream applications, our primary equipment competitors include Siemens (Power and Gas business unit), Solar (a Caterpillar company), MAN Turbo and Mitsubishi Heavy Industries. In downstream applications, TPS primarily competes with OEMs and independent service providers, including Flowserve, Pentair, Emerson, Siemens, Hitachi, Solar (a Caterpillar company), Ariel, MAN Turbo, Burckhardt, Elliott Ebara and Mitsubishi Heavy Industries. Our aftermarket equipment product line competes with smaller independent local providers such as Masaood John Brown, Sulzer, MTU, Trans Canada Turbine, Chromalloy and Ethos Energy (a joint venture of Siemens and the Wood Group).

BHGE 2017 FORM 10-K | 5

Digital Solutions
Our DS product line believes that the principal competitive factors in the industries and markets it serves are superior product technology, service, quality, and reliability. Our DS product line competes across a wide range of industries, including Oil & Gas, Power Generation, Aerospace, and Light and Heavy Industrials. The products and services are sold in a diversified, fragmented arena with a broad range of competitors. Although no single company competes directly with DS across all its product lines, various companies compete in one or more products. Primary competitors include Emerson, ABB, Schneider Electric, Fortive, Olympus, Comet Group, Honeywell Process Solutions, Roper Technology, Siemens, Spectris, Aspentech and OSISoft.
CONTRACTS
We conduct our business under various types of contracts in the upstream, midstream, and downstream segments, including fixed-fee or turnkey contracts, transactional agreements for products and services, and long-term aftermarket service agreements.
We enjoy stable relationships with many of our customers based on long-term project contracts and master service agreements. Several of those contracts require us to commit to a fixed price based on the customer’s technical specifications with little or no legal relief available due to changes in circumstances, such as changes in local laws or industry or geopolitical events. In some cases, failure to deliver products or perform services within contractual commitments may lead to liquidated damages claims. We seek to mitigate these exposures through close collaboration with our customers.
We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. Our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their other contractors; the loss of or damage to their equipment and often that of their other contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and sometimes that of our subcontractors; the loss of or damage to our equipment (other than equipment lost in the hole); and pollution originating from our equipment above the surface of the earth while in our care, custody, and control. Where the above indemnities do not apply or are not consistent with industry best practices, we typically provide a capped indemnity for damages caused to the customer by our negligence or the negligence of our contractors, and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
Our indemnity structure may not protect us in every case. Certain U.S. states such as Texas, Louisiana, Wyoming, and New Mexico have enacted oil and natural gas specific anti-indemnity statutes. These statutes can void the allocation of liability agreed to in a contract, however, both the Texas and Louisiana anti-indemnity statutes include important exclusions. The Louisiana statute does not apply to property damage, and the Texas statute allows mutual indemnity agreements that are supported by insurance and has exclusions, which include, among other things, loss or liability for property damage that results from pollution and the cost of well control events. State law, laws or public policy in countries outside the U.S., or the negotiated terms of a customer contract may also limit indemnity obligations in the event of the gross negligence or willful misconduct. We sometimes contract with customers that are not the end user of our products. It is our practice to seek to obtain an indemnity from our customer for any end-user claims, but this is not always possible. Similarly, government agencies and other third parties, including in some cases other contractors of our customers, may make claims in respect of which we are not indemnified and for which responsibility is assessed proportionate to fault. In all cases, deviations from our standard contracting practices are examined through an established risk deviation process.
The Company maintains a commercial general liability insurance policy program that covers against certain operating hazards, including product liability claims and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which the Company is liable, however, clean up and well control costs are not covered by such program. All of the insurance policies purchased by the Company are subject to deductible and/or self-insured retention amounts for which we are responsible for payment, specific terms, conditions, limitations and exclusions. There can be no

BHGE 2017 FORM 10-K | 6

assurance that the nature and amount of Company insurance will be sufficient to fully indemnify us against liabilities related to our business.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology and other solutions, as well as the improvement of existing products and services and the design of specialized products to meet specific customer needs. For information regarding the total amount of research and development expense in each of the three years in the period ended December 31, 2017, see "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
In the OFS and OFE product lines, we continue to invest in products to develop capability, improve performance and reduce costs. In OFS, we invested in a range of formation evaluation capabilities and drilling services hardware. This included a new and cutting-edge line of drill bits with hydraulic actuators that offer customers improvements in reliability, efficiency and maintainability. In OFE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures. Additionally, subsea power and processing is also an area in which we are investing, covering both pumping and compression. In the TPS product line, we continue to invest in continuous product improvement of reciprocating and centrifugal compressors, using advanced fluid dynamic simulation and advanced aeromechanics to improve capability, operability and efficiency of its centrifugal compressors family. DS continues to invest in advanced digital solutions designed to improve the efficiency, reliability and safety of oil and gas production operations. These systems integrate operational data from producing oil and gas facilities to deliver notifications and analytical reports to engineers so they can identify operational performance issues before they become significant, thus helping to prevent unplanned downtime and improve facility reliability.
INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property rights are important elements of our business. We rely on patent, trademark, copyright and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our intellectual property rights. Many of the patents and patent applications in our portfolio are owned by us, while other patents and patent applications in our portfolio are licensed to us by GE and third parties. We do not consider any individual patent or trademark to be material to our business operations.
In connection with the Transactions, GE entered into an IP cross-license agreement (the IP Cross-License Agreement) with BHGE LLC. GE agreed to perpetually license to BHGE LLC the right to use certain intellectual property owned or controlled by GE (other than GE Digital) pursuant to the terms of the IP Cross-License Agreement. BHGE LLC agreed to perpetually license to GE the right to use certain intellectual property rights pursuant to the terms of the IP Cross-License Agreement. This license allows BHGE LLC to have continued rights to use some of GE’s intellectual property so that they can be leveraged pursuant to the terms of the IP Cross-License Agreement. Any improvements to such intellectual property made or developed by BHGE LLC will be owned by BHGE LLC and licensed back to GE pursuant to the terms of the IP Cross-License Agreement and any improvements to such intellectual property made or developed by GE will be owned by GE and licensed to BHGE LLC. If we were to cease being a majority-owned subsidiary of GE, the licenses under the IP Cross-License Agreement are intended to survive.
We have followed a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe that protection of our patents, trademarks, and related intellectual property rights is central to the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement worldwide as we deem appropriate to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete.

BHGE 2017 FORM 10-K | 7

SEASONALITY
Our operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of our products and services, and our customers' budgetary cycles. Examples of seasonal events that can impact our business are set forth below:

•
The severity and duration of both the summer and the winter in North America can have a significant impact on activity levels. In Canada, the timing and duration of the spring thaw directly affects activity levels, which reach seasonal lows during the second quarter and build through the third and fourth quarters to a seasonal high in the first quarter.

•
Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our coastal and offshore drilling, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured.

•
Severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia generally in the first quarter and may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.

•	Scheduled repair and maintenance of offshore facilities in the North Sea can reduce activity in the second and third quarters.

•	Many of our international oilfield customers increase orders for certain products and services in the fourth quarter.

•	Our process & pipeline business in the DS segment typically experiences lower sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.

•	Our broader DS business typically experiences higher customer activity as a result of spending patterns in the second half of the year.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services.  The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks.  Raw materials that are essential to our business are normally readily available from multiple sources, but may be subject to price volatility.  Market conditions can trigger constraints in the supply of certain raw materials, and we are always seeking ways to ensure the availability and manage the cost of raw materials.  Our procurement department uses its size and buying power to enhance its access to key materials at competitive prices.
In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers.  These materials and services are generally available from multiple sources.
EMPLOYEES
As of December 31, 2017, we had over 64,000 employees, of which the majority are outside the U.S. Approximately 11% of these employees are represented under collective bargaining agreements or similar-type labor arrangements.

BHGE 2017 FORM 10-K | 8

ENVIRONMENTAL MATTERS
We are committed to the health and safety of people, protection of the environment and compliance with environmental laws, regulations and our policies. Our past and present operations include activities that are subject to extensive domestic (including U.S. federal, state and local) and international regulations with regard to air, land and water quality and other environmental matters. Regulations continue to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.
We are, and may in the future be, involved in voluntary remediation projects at current and former properties. On rare occasions, our remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs at these properties are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation and maintenance of pollution control equipment and waste disposal, are expensed as incurred.
The Comprehensive Environmental Response, Compensation and Liability Act (known as "Superfund") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. We have been identified as a potentially responsible party (PRP) at various Superfund sites, and we accrue our share of the estimated remediation costs for the site. PRPs in Superfund actions have joint and several liability and may be required to pay more than their proportional share of such costs.
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated and combined financial statements. Our total accrual for environmental remediation was $82 million and $28 million at December 31, 2017 and 2016, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our assurance programs.
AVAILABILITY OF INFORMATION FOR STOCKHOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on our Internet website at www.bhge.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
We have a Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification.
Our Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bhge.com. We will disclose on a current report on Form 8-K or on our website information about

BHGE 2017 FORM 10-K | 9

any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Governance Principles and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are also available on the Investor section of our website at www.bhge.com. In addition, a copy of our Code of Conduct, Code of Ethical Conduct Certifications, Governance Principles and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them.

EXECUTIVE OFFICERS OF BAKER HUGHES, A GE COMPANY
The following table shows, as of February 23, 2018, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	44
Chairman, President and Chief Executive Officer
Lorenzo Simonelli has been the Chairman of the Board of Directors of the Company since October 2017, and a Director, President and Chief Executive Officer of the Company since July 2017. Before joining the Company in July 2017, Mr. Simonelli was Senior Vice President, GE and President and Chief Executive Officer, GE Oil & Gas from October 2013 to July 2017. Before joining GE Oil & Gas, he was the President and Chief Executive Officer of GE Transportation from July 2008 to October 2013. Mr. Simonelli joined GE in 1994 and held various finance and leadership roles from 1994 to 2008.

Brian Worrell	48
Chief Financial Officer
Brian Worrell is the Chief Financial Officer of the Company. Prior to joining the Company in July 2017, he served as Vice President and Chief Financial Officer of GE Oil & Gas from January 2014 to July 2017. He previously held the position of Vice President, Financial Planning & Analysis for GE from 2010 to January 2014 and Vice President Corporate Audit Staff for GE from 2006 to 2010.

Maria Claudia Borras	49
President, Oilfield Services
Maria Claudia Borras is the President and Chief Executive Officer, Oilfield Services of the Company. Before joining the Company in July 2017, she served as the Chief Commercial Officer of GE Oil & Gas from December 2014 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to January 2015, President Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011 and other leadership roles at Baker Hughes Incorporated from 1994 to April 2009.

Kurt Camilleri	43
Vice President, Controller and Chief Accounting Officer
Kurt Camilleri is the Vice President, Controller and Chief Accounting Officer of the Company. Prior to joining the Company in July 2017, he served as the Global Controller for GE Oil & Gas from July 2013 to July 2017. Mr. Camilleri served as the Global Controller for GE Transportation from January 2013 to June 2013 and the Controller for Europe and Eastern and African Growth Markets for GE Healthcare from 2010 to January 2013. He began his career in 1996 with Pricewaterhouse in London, which subsequently became PricewaterhouseCoopers.

Roderick Christie	55
President, Turbomachinery and Process Solutions
Rod Christie is the President and Chief Executive Officer of Turbomachinery & Process Solutions of the Company.  Prior to joining the Company in July 2017, he served as the Chief Executive Officer of Turbomachinery & Process Solutions at GE Oil & Gas from January 2016 to July 2017. He served as the Chief Executive Officer of GE Oil & Gas’ Subsea Systems & Drilling Business from August 2011 to 2016 and held various other leadership positions within GE between 1999 to 2011.

BHGE 2017 FORM 10-K | 10

Name	Age	Position and Background
Matthias Heilmann	49
President, Digital Solutions
Matthias Heilmann is the President and Chief Executive Officer of Digital Solutions of the Company. Prior to joining the Company in July 2017, he served as the Chief Digital Officer, President & Chief Executive Officer of Digital Solutions within GE Oil & Gas from 2016 through July 2017. Prior to joining GE Oil & Gas, he led ABB’s Global Product Group Enterprise Software business from June 2014 to January 2016. He served as the Chief Operating Officer of Ryerson Holding Corporation from March 2010 until January 2012 and served as Executive Vice President and Chief Operating Officer of Ryerson Inc. from January 2009 to January 2012.

William D. Marsh	55
Chief Legal Officer
William D. Marsh is the Chief Legal Officer of the Company. Prior to joining the Company in July 2017, he served as the Vice President and General Counsel of Baker Hughes Incorporated from February 2013 to July 2017. He previously served as the Vice President-Legal for Western Hemisphere at Baker Hughes Incorporated from May 2009 to February 2013 and held various executive, legal and corporate roles within Baker Hughes Incorporated from 1998 to 2009.

Derek Mathieson	47
Chief Marketing and Technology Officer
Derek Mathieson is the Chief Marketing and Technology Officer of the Company. Prior to joining the Company in July 2017, he served in various leadership roles at Baker Hughes Incorporated including Chief Integration Officer from October 2016 to July 2017; Chief Commercial Officer from May 2016 to October 2016; Chief Technology and Marketing Officer from September 2015 to May 2016; Chief Strategy Officer from October 2013 to September 2015; President Western Hemisphere Operations from 2012 to 2013; President, Products and Technology from May 2009 to January 2012; and Chief Technology and Marketing Officer from December 2008 to May 2009.

Neil Saunders	48
President, Oilfield Equipment
Neil Saunders is the President and Chief Executive Officer of Oilfield Equipment of the Company. Prior to joining the Company in July 2017, he served as the President and Chief Executive Officer of the Subsea Systems & Drilling business at GE Oil & Gas from July 2016 to July 2017 and the Senior Vice President for Subsea Production Systems from August 2011 to July 2016. He served in various leadership roles within GE Oil & Gas from 2007 to August 2011.

Uwem Ukpong	46
Chief Global Operations Officer
Uwem Ukpong is the Chief Global Operations Officer of the Company. Prior to this role, he served as the Chief Integration Officer of the Company from July 2017 to January 2018. He served as Vice President, Baker Hughes Integration for GE Oil & Gas from October 2016 to July 2017 and President and CEO of the GE Oil & Gas Surface Business from January 2016 to October 2016. He held various technical and leadership roles at Schlumberger from 1993 to 2015.

ITEM 1A. RISK FACTORS
An investment in our common stock involves various risks. When considering an investment in the Company, one should carefully consider all of the risk factors described below, as well as other information included and incorporated by reference in this annual report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these may adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in the Company.
Risk Factors Related to Our Business
We operate in a highly competitive environment, which may adversely affect our ability to succeed.
We operate in a highly competitive environment for marketing oilfield products and services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new

BHGE 2017 FORM 10-K | 11

technologies, reliable products and services that perform as expected and that create value for our customers, and successfully recruit, train and retain competent personnel.
In addition, our investments in new technologies and properties, plants and equipment may not provide competitive returns. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in various markets in which we operate, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition and results of operations could be materially and adversely affected.
The high cost or unavailability of infrastructure, materials, equipment, supplies and personnel, particularly in periods of rapid growth, could adversely affect our ability to execute our operations on a timely basis.
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts. Raw materials and components of particular concern include steel alloys (including chromium and nickel), titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to orders with short lead times.
People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training, retention and efficient usage of the highly skilled workforce required by our plans and to manage the associated costs could impact our business. A well-trained, motivated workforce has a positive impact on our ability to attract and retain business. Periods of rapid growth present a challenge to us and our industry to recruit, train and retain our employees, while also managing the impact of wage inflation and the limited available qualified labor in the markets where we operate.
Likewise, if the economy or markets decline or other changes occur, we may have to reduce utilization of our assets or adjust our workforce to control costs, which may cause us to lose some of our skilled employees. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business.
Our business could be impacted by geopolitical and terrorism threats in countries where we or our customers do business and our business operations may be impacted by civil unrest, government expropriations and/or epidemic outbreaks.
Geopolitical and terrorism risks continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our or our customers’ ability to conduct operations.
In addition to other geopolitical and terrorism risks, civil unrest continues to grow in a number of key countries where we do business. Our ability to conduct business operations may be impacted by that civil unrest and our assets in these countries may also be subject to expropriation by governments or other parties involved in civil unrest. Epidemic outbreaks may also impact our business operations by, among other things, restricting travel to protect the health and welfare of our employees and decisions by our customers to curtail or stop operations in impacted areas.

BHGE 2017 FORM 10-K | 12

Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.
We have operations in the United States and in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Compliance-related issues could also limit our ability to do business in certain countries and impact our earnings. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate can have a material effect on the laws, rules, and regulations that affect our operations. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks.
Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose risks to our systems, networks, products, solutions, services and data.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose risks to our systems, networks, products, solutions, services and data. Cybersecurity attacks also pose risks to our customers’, partners’, suppliers’ and third-party service providers’ products, systems and networks and the confidentiality, availability and integrity of our and our customers’ data. While we attempt to mitigate these risks, we remain vulnerable to additional known or unknown threats. Given our global footprint, the large number of customers with which we do business, and the increasing sophistication of cyber attacks, a cyber attack could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack.
We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Our failure to comply with the Foreign Corrupt Practices Act (FCPA) and other similar laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws depends on the success of our ongoing compliance program, including our ability to successfully manage our agents and business partners, and supervise, train and retain competent employees. Our compliance program depends on the efforts of our employees to comply with applicable law and our internal policies. We could be subject to sanctions and civil and criminal prosecution, as well as fines and penalties, in the event of a finding of a violation of any of these laws by us or any of our employees.
Anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers and geographic locale. These controls establish procedures and processes to detect and report suspicious

BHGE 2017 FORM 10-K | 13

transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls are or will remain effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in tax laws or tax rates, adverse positions taken by taxing authorities and tax audits could impact operating results.
Changes in tax laws or tax rates, changes in interpretation of tax laws, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize tax loss carryforwards and tax credits could impact our operating results, including additional valuation allowances for deferred tax assets. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted. Our tax filings for various periods will be subject to audit by the tax authorities in most jurisdictions where we conduct business. For example, tax assessments have been received from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matter involves uncertainties and there are no assurances that the outcomes will be favorable.
Our operations involve a variety of operating hazards and risks that could cause losses.
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous industries, such as the offshore oilfield business. These hazards include blowouts, explosions, nuclear-related events, fires, collisions, capsizings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations, as well as adversely affect our brand and reputation which is a key asset to our business. We may incur substantial liabilities or losses as a result of these hazards. While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we were not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.
Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our or our customers’ operations may adversely affect our business and operating results.
We and our business are impacted by material changes in environmental laws, regulations, rulings and litigation. Our expectations regarding our compliance with environmental laws and regulations and our expenditures to comply with environmental laws and regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose restrictions on air emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; more stringent enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible party, including (without limitation) Superfund sites; the discovery of other sites where additional expenditures may be required to comply with environmental legal obligations; and the accidental discharge of hazardous materials.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (GHG) emissions. In the United States, the U.S. Environmental Protection Agency (EPA) has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from certain of

BHGE 2017 FORM 10-K | 14

our wellsite equipment and operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry. Caps on carbon emissions, including in the United States, have been and may continue to be established and the cost of such caps could disproportionately affect the fossil-fuel energy sector. We are unable to predict whether the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes the Paris Agreement and the Kyoto Protocol; the European Union Emission Trading System; the United Kingdom’s CRC Energy Efficiency and ESOS schemes; and, in the United States, the Regional Greenhouse Gas Initiative, the Western Climate Action Initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as Assembly Bill 32).
Current or future legislation, regulations and developments, including those related to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate, by shifting demand towards relatively lower carbon energy sources such as wind, solar and other renewables. Many governments are providing tax advantages and other subsidies and promoting technological research to support renewable energy sources, or are mandating the use of renewable fuels or technologies. These governmental initiatives, as well as increased societal awareness of climate change impacts, have also resulted in increased investor and consumer demand for renewable energy. Any resulting reduction in demand for oil and natural gas could adversely affect future demand for our services and products, which may in turn adversely affect future results of operations.
Uninsured claims and litigation against us could adversely impact our operating results.
We could be impacted by the outcome of pending litigation, as well as unexpected litigation or proceedings. While we have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available; no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. In addition, the following risks apply with respect to our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance;

•	our insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed our policy limits.
Control of oil and natural gas reserves by state-owned oil companies may impact the demand for our services and products and create additional risks in our operations.
Much of the world’s oil and natural gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.
Providing services on an integrated or turnkey basis could require us to assume additional risks.
Many state-owned oil companies and other operators may require integrated contracts or turnkey contracts and we may choose to provide services outside our core business. Providing services on an integrated or turnkey basis may subject us to additional risks, such as costs associated with unexpected delays or difficulties in drilling or completion operations and risks associated with subcontracting arrangements.

BHGE 2017 FORM 10-K | 15

Some of our customers require bids in the form of long-term, fixed pricing contracts.
Some of our customers require bids for contracts in the form of long-term, fixed pricing contracts that may require us to provide integrated project management services outside our normal discrete business and to act as project managers, as well as service providers, and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves. The estimation of reserves is a process that involves subjective judgment about likely location and volume, and estimates that prove inaccurate may result in cost over-runs, delays, and project losses for us or our customers, which may adversely impact our business.
Providing services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We typically rely on third-party subcontractors and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project or harm to our relationships with our customers.
The credit risks of having a concentrated customer base in the energy industry could result in losses.
Having a concentration of customers in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers may experience extreme financial distress as a result of falling commodity prices and may be forced to seek protection under applicable bankruptcy laws, which may affect our ability to recover any amounts due from such customers. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been and may in the future be negatively and significantly affected by a drop in oil prices, which could affect our ability to collect from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we will operate could make collection difficult or time consuming. We will perform ongoing credit evaluations of our customers and do not expect to require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.
Our backlog is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our backlog is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). Our backlog can be significantly affected by the timing of orders for large projects. Although modifications and terminations of orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify orders. Our failure to replace canceled orders could negatively impact our sales and results of operations. The total dollar amount of the Company’s backlog as of December 31, 2017 was $21,022 million.
We may not be able to satisfy technical requirements, testing requirements or other specifications required under our service contracts and equipment purchase agreements.
Our products are used in deepwater and other harsh environments and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. We anticipate that such testing requirements will become more common in our contracts. In addition, recent scrutiny of the offshore drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot provide assurance that our products will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations. If our products are unable to satisfy such requirements, or we are unable

BHGE 2017 FORM 10-K | 16

to perform any required full-scale testing, our customers may cancel their contracts and/or seek new suppliers, and our business, results of operations, cash flows or financial position may be adversely affected.
Currency fluctuations or devaluations may impact our operating results.
Fluctuations or devaluations in foreign currencies relative to the U.S. dollar can impact our revenue and our costs of doing business, as well as the costs of doing business of our customers. Most of our products and services are sold through contracts denominated in U.S. dollars or local currency indexed to U.S. dollars, however, some of our revenue, local expenses and manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. dollar and foreign currencies can increase or decrease our revenue and expenses reported in U.S. dollars or revenue and expenses of our customers and, consequently, may impact the ability of our customers to satisfy their payment obligations and our results of operations.
Changes in economic and/or market conditions may impact our ability to borrow and/or cost of borrowing.
The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If our credit rating is ever downgraded, it could increase borrowing costs under credit facilities and commercial paper programs, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain or issue new debt financing.
An inability to protect our intellectual property rights could adversely affect our business.
There can be no assurance that the steps we take to obtain, maintain and protect our intellectual property rights will be completely adequate. Our intellectual property rights may fail to provide us with significant competitive advantages, particularly in foreign jurisdictions where we have not invested in an intellectual property portfolio or that do not have, or do not enforce, strong intellectual property rights. The weakening of protection of our trademarks, patents and other intellectual property rights could also adversely affect our business.
We are a party to a number of licenses that give us rights to intellectual property that is necessary or useful to our business, including from GE following the Transactions. Our success depends in part on the ability of our licensors to obtain, maintain and sufficiently enforce the licensed intellectual property rights we have commercialized. Without protection for the intellectual property rights we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business products. Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses to use intellectual property rights we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms. Specifically we are a party to several agreements with GE which provide for intellectual property rights to use and access. Access and use of intellectual property created solely or collaboratively with GE is an important part of our operations. We would be adversely affected in the event these agreements were terminated without the right to continue such access as we might continue to improve current products and services or develop new ones.
We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
The tools, techniques, methodologies, programs and components we use to provide our products and services may infringe upon the intellectual property rights of others or be challenged on that basis. Regardless of the merits, infringement claims may result in significant legal and other costs and may distract management from running our core business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of non-infringing technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.
Risk Factors Related to the Worldwide Oil and Natural Gas Industry
Volatility of oil and natural gas prices can adversely affect demand for our products and services.
Prices of oil and gas products are set on a commodity basis. As a result, the volatility in oil and natural gas prices can impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Although oil prices have risen over the past year, this increase follows a decline through most of 2016,

BHGE 2017 FORM 10-K | 17

and uncertainty remains about the trajectory of oil prices going forward. Expectations about future prices and price volatility are important for determining future spending levels.
Lower oil and natural gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material effect on our results of operations.
Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy could impact our customers’ spending levels and our revenue and operating results.
Demand for oil and natural gas, as well as the demand for our services and products, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East, which are either significant users of oil and natural gas or whose economies are experiencing the most rapid economic growth compared to the global average. Weakness or deterioration of the global economy or credit markets could reduce our customers’ spending levels and reduce our revenue and operating results. Incremental weakness in global economic activity, particularly in China, India, Europe, the Middle East and developing countries in Asia, could reduce demand for oil and natural gas and result in lower oil and natural gas prices. Incremental strength in global economic activity in such areas will create more demand for oil and natural gas and support higher oil and natural gas prices. A prolonged reduction in oil and natural gas prices may require us to record additional asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.
Requirements and voluntary initiatives to reduce emissions, as well as increased climate change awareness, are likely to result in increased costs for the oil and gas industry to curb emissions and could have an adverse impact on demand for oil and natural gas.
International, national, and state governments, agencies and bodies continue to evaluate and promulgate regulations and voluntary initiatives that are focused on restricting GHG emissions.  These requirements and initiatives are likely to become more stringent over time and to result in increased costs for the oil and gas industry to curb GHG emissions.  In addition, these developments may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards and investment in relatively lower carbon energy sources such as wind, solar and other renewables.  The renewable energy industry is developing enhanced technologies and becoming more competitive with fossil-fuel energy. If renewable energy becomes more competitive than fossil-fuel energy, particularly during periods of higher oil and natural gas prices, it could have a material effect on our results of operations. Please see the section entitled "Risk Factors Related to Our Business-Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our or our customers’ operations may adversely affect our business and operating results."
Supply of oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results.
Productive capacity for oil and natural gas is dependent on our customers’ decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and hydraulic fracturing, improve total recovery but also result in a more rapid production decline and may become subject to more stringent regulation, particularly on the state or local level, in the future.
Productive capacity in excess of demand (“spare productive capacity”) is also an important factor influencing energy prices and spending by oil and natural gas exploration companies. Spare productive capacity and oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage, inventories, or spare productive capacity generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage, inventories, or spare productive capacity are generally an indicator that demand is growing faster than supply and that energy prices are likely to rise.

BHGE 2017 FORM 10-K | 18

Access to prospects is also important to our customers, but such access may be limited because host governments do not allow access to the reserves. Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations may also limit the quantity of oil and natural gas that may be economically produced.
Supply can also be impacted by the degree to which individual OPEC nations and other large oil and natural gas producing countries, including, but not limited to, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material effect on our results of operations.
Our customers’ activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the reduction of their cash flow and the ability of our customers to access equity or credit markets.
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for doubtful accounts.
Seasonal and weather conditions could adversely affect demand for our services and operations.
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. For example, extreme winter conditions in Canada, Russia or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.
Risk Factors Related to the Transactions
We may experience challenges relating to the ongoing integration of Baker Hughes Incorporated and GE O&G that may result in a decline in the anticipated benefits of the Transactions.
The Transactions involved the combination of two businesses that previously operated as independent businesses. The Company has been and will continue to be required to devote management attention and resources to integrating its business practices and operations.
If we experience difficulties with the integration process, the anticipated benefits of the Transactions may not be realized fully or at all, may take longer to realize than expected, or be offset by the decrease in business from certain customers. These integration matters could have an adverse effect on our business, results of operations, financial condition or other prospects on an ongoing basis.
We have incurred and will continue to incur transaction-related and restructuring costs in connection with the Transactions and the integration of the two businesses.
We have incurred transaction-related and restructuring costs in connection with the Transactions and will continue to incur such costs in connection with the integration of the businesses of Baker Hughes Incorporated and GE O&G. There are many systems that must be successfully integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. We are still assessing the magnitude of these costs and, therefore, are not able to provide estimates of these costs.
The costs related to restructuring have been included as a liability in the purchase price allocation or expensed as incurred, depending on the nature of the restructuring activity. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses could, particularly in the near term, reduce the cost synergies that we achieve from the elimination of duplicative expenses and the realization of

BHGE 2017 FORM 10-K | 19

economies of scale and cost synergies related to the integration of the businesses following the completion of the Transactions, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in us taking significant charges against earnings following the completion of the Transactions.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements. As a result, our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements. The interests of GE as a controlling stockholder may differ from the interests of other stockholders of the Company.
Through its ownership of a majority of the Company’s voting power and the provisions set forth in the Company Charter, the Company Bylaws and the Stockholders Agreement, GE has the ability to designate and elect a majority of the Company’s directors. As a result of GE’s ownership of a majority of the voting power of common stock, the Company is a “controlled company” as defined in NYSE listing rules and, therefore, is not subject to NYSE requirements that would otherwise require the Company to have (i) a majority of independent directors, (ii) a nominating committee composed solely of independent directors, (iii) the compensation of its executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Under the Stockholders Agreement, our Board will generally have four directors not designated by GE and five directors designated by GE.
GE also has control over certain matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to GE’s agreement to vote in favor of director nominees not designated by GE and to proposals by GE to acquire all of the shares of common stock held by non-GE stockholders. GE may have different interests than other holders of Class A common stock.
Among other things, GE’s control could delay, defer, or prevent a sale of the Company that the Company’s other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire Class A common stock and, as a result, might harm the market price of that Class A common stock.
Given GE’s ownership of the majority of the outstanding voting securities of the Company and the interactions that have and will take place between the Company and GE through the GE Store and otherwise, the success of the Company depends in part on the reputation and success of GE.
If we were to cease being a majority-owned subsidiary of GE in the future, such a separation could adversely affect our business and profitability. Uncertainty about the likelihood of any such separation could also adversely affect our business, financial condition and results of operations.
As a subsidiary of GE, we market many of our products and services using the “GE” brand name and logo. We believe that the association with GE provides many benefits, including: a strong brand, broad research and development capabilities, elevated status with suppliers and customers, and established relationships with regulators.
Although GE has licensed to us the right to use certain “GE” marks in its corporate name and in the products and services of our business in connection with certain oil and gas activities and other discrete oil and gas segments, that right to use these marks would be lost if the license were to expire or otherwise terminate.
In addition, if we were to cease being a majority-owned subsidiary of GE, or there were otherwise a meaningful change in the relationships between GE and the Company, such an event(s) could adversely affect, among other things, our ability to attract and retain customers. Among other things, we may be required to provide more favorable pricing and other terms to our customers and take other action to maintain our relationship with existing, and attract new, customers, all of which could have a material adverse effect on our business, financial condition and results of operations. For example, although GE would be subject to certain non-compete restrictions for a period of time following the Company no longer being a majority-owned subsidiary of GE, in the absence of an agreement regulating the go-to-market strategy and the reciprocal commercial and technical support between GE and the Company, GE may attempt to compete with us with respect to certain technologies and customer projects where we have adjacent or overlapping presence (e.g., steam turbines and gas turbines).  Furthermore, we may

BHGE 2017 FORM 10-K | 20

lose cost synergies, joint investment and R&D opportunities, and access to customers, in fields where we and GE currently collaborate as per the terms of the Channel Agreement (e.g. additive manufacturing; digital).
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2017:

Oilfield Services:
Houston, Pasadena, and The Woodlands, Texas; Broken Arrow and Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen, Scotland; Liverpool, England; Macae, Brazil; Singapore, Singapore; Kakinada, India; Nimr, Oman; Abu Dhabi and Dubai, United Arab Emirates; Luanda, Angola; Port Harcourt, Nigeria

Oilfield Equipment:	Houston and Humble, Texas - located in the United States; Montrose, Scotland; Nailsea, England; Niteroi, Brazil; Suzhou, China; Dammam, Saudi Arabia

Turbomachinery & Process Solutions:	Deer Park, Texas and Jacksonville, Florida - located in the United States; Florence and Massa, Italy; Le Creusot, France; Coimbatore, India

Digital Solutions:	Billerica, Massachusetts and Minden, Nevada - located in the United States; Groby, England; Shannon, Ireland; Hurth Germany
We own or lease numerous other facilities such as service centers, blend plants, workshops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 17. Commitment and Contingencies" of the Notes to Consolidated Financial Statements in Item 8 herein.
The Company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party and that potentially involve monetary sanctions of $100,000 or greater. In January 2018, Kern County California issued an administrative enforcement order with a proposed penalty of $130,000 for alleged violations of process safety management regulations at a manufacturing facility in Taft, California that is indirectly owned by the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for 2017.

BHGE 2017 FORM 10-K | 21

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the New York Stock Exchange. As of February 8, 2018, there were approximately 6,853 stockholders of record. All of our issued and outstanding Class B common stock, $0.0001 par value per share, is owned by GE.
For information regarding quarterly high and low sales prices on the New York Stock Exchange for our Class A common stock for the period from July 5, 2017 to December 31, 2017, and information regarding dividends declared on our Class A common stock during the period from July 3, 2017 to December 31, 2017, see "Note 20. Quarterly Data (Unaudited)" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2017.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (4)
October 1-31, 2017	10,121	$36.64	—	$—
November 1-30, 2017	1,761,106	30.46	1,759,086	$1,071,428,624
December 1-31, 2017	4,289,714	31.24	4,287,649	$937,500,428
Total	6,060,941	$31.02	6,046,735

(1)
Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and shares purchased in the open market under our publicly announced purchase program.

(2)
Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and shares purchased in the open market under our publicly announced purchase program, which includes commissions.

(3)
On November 2, 2017, our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of this repurchase are to be used by BHGE to repurchase Class A common stock of the Company on the open market, which if fully implemented would result in the repurchase of approximately $1.1 billion of Class A common stock. The Class B common stock of the Company, that is paired with repurchased common units, was repurchased by the Company at par value. BHGE LLC had authorization remaining to repurchase up to approximately $2.5 billion of its common units from BHGE and GE at December 31, 2017.

(4)
During the three months ended December 31, 2017, we repurchased and canceled approximately six million shares of Class A common stock at an average price of $31.01 per share (including commissions) for a total of $187 million.  We also repurchased and canceled approximately ten million shares of Class B common stock from GE that is paired with common units of BHGE LLC for $314 million.

BHGE 2017 FORM 10-K | 22

Corporate Performance Graph
The following graphs compare the change in our cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor's ("S&P") 500 Stock Index and the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index over the preceding five-year period. The first graph below reflects total shareholder returns for Baker Hughes Incorporated (our predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act) from December 31, 2012 to July 3, 2017, the date of consummation of the Transactions. The second graph below reflects the total shareholder returns for our common stock from July 5, 2017, the first business day following consummation of the Transactions, to December 31, 2017.
Comparison of Four Years and Six Months Cumulative Total Return
Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2012	2013	2014	2015	2016	July 3, 2017
Baker Hughes Incorporated	$100.00	$136.96	$140.44	$116.93	$166.99	$149.09
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	187.24
S&P 500 Oil and Gas Equipment and Services Index	100.00	130.65	120.46	97.87	129.12	151.59

BHGE 2017 FORM 10-K | 23

The following graph compares the change in cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor's ("S&P") 500 Stock Index and the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index over the preceding 6-months period. The graph reflects total shareholder returns for BHGE from July 5, 2017, the first business day following consummation of the Transactions, to December 31, 2017.
Comparison of Six Months Cumulative Total Return
BHGE; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	July 5, 2017	December 31, 2017
BHGE	$100.00	$85.84
S&P 500 Index	100.00	110.97
S&P 500 Oil and Gas Equipment and Services Index	100.00	106.02
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2012 and July 5, 2017, respectively, in Baker Hughes Incorporated and BHGE common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that BHGE specifically incorporates it by reference into such filing.

BHGE 2017 FORM 10-K | 24

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, both contained herein.

	Year Ended December 31,
(In millions, except per share amounts)	2017 (1)	2016	2015	2014
Revenue	$17,259	$13,269	$16,688	$19,191

Cost of revenue	14,046	10,123	12,193	14,256
Selling, general and administrative	2,535	1,938	2,115	2,288
Restructuring, impairment and other (2)	412	516	411	189
Goodwill impairment (3)	—	—	2,080	—
Merger and related costs (4)	373	33	27	67
Operating income (loss)	(107)	659	(138)	2,391
Other non operating income, net	78	27	100	124
Interest expense, net	(131)	(102)	(120)	(179)
Income (loss) before income taxes and equity in loss of affiliate	(160)	584	(158)	2,336
Equity in loss of affiliate	(11)	—	—	—
Income tax provision	(71)	(250)	(473)	(484)
Net income (loss)	(242)	334	(631)	1,852
Less: Net income (loss) attributable to GE O&G pre-merger	109	403	(606)	1,840
Less: Net income (loss) attributable to noncontrolling interests	(278)	(69)	(25)	12
Net loss attributable to Baker Hughes, a GE company	$(73)	$—	$—	$—

Per share of common stock:
Basic and diluted loss per Class A common share	$(0.17)
Dividend:
Cash dividend per Class A common share	0.35
Special dividend per Class A common share	17.50

Balance Sheet Data:
Cash and equivalents (5)	$7,023	$981	$1,432	$1,390
Total assets	57,050	21,721	23,133	26,496
Long-term debt	6,312	38	13	14
Total equity	39,173	14,855	14,545	16,386
Notes to Selected Financial Data

(1)	The current year results are not comparable to prior years as they include the results of Baker Hughes from July 3, 2017.

(2)	See "Note 18. Restructuring, Impairment and Other" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion.

(3)
Goodwill impairment recognized in our OFS operating segment. See "Note 6. Goodwill and Intangible Assets" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion.

(4)	See "Note 2. Business Acquisition" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion.

(5)	Cash and equivalents includes $997 million of cash held on behalf of GE at December 31, 2017.

BHGE 2017 FORM 10-K | 25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. As a result of the Transactions, BHGE became the holding company of the combined businesses. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes stockholders hold an approximate 37.5% interest through the ownership of 100% of our Class A common stock. The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through December 31, 2017. The majority of the Baker Hughes business operations are included in the Oilfield Services segment. The Transactions were treated as a “reverse acquisition” for accounting purposes and, as such, the historical financial statements of the accounting acquirer, GE O&G, are the historical financial statements of the Company. The current year results, and balances, may not be comparable to prior years as the current year includes the results of Baker Hughes from July 3, 2017. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of December 31, 2017, BHGE employs over 64,000 employees and operates in more than 120 countries.
In 2017, we generated revenue of $17,259 million, compared to $13,269 million in 2016. The increase in revenue was driven primarily by OFS as a result of the acquisition of Baker Hughes, and to a lesser extent, by DS partially offset by declines in TPS and OFE. Loss before income taxes and equity in loss of affiliate was $160 million in 2017, and included restructuring and impairment charges of $412 million and merger and related costs of $373 million. These restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure to reflect reduced activity levels. In 2016, income before income taxes and equity in loss of affiliate was $584 million, which also included restructuring and impairment charges of $516 million, and merger and related costs of $33 million.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to change given volatile conditions in the industry.

•
North America onshore activity: in 2017, we experienced an acceleration in rig count growth, as compared to 2016. We expect the increased activity in North America to continue to grow in 2018, however, at a slower pace than seen in 2017. We remain optimistic about the outlook.

•
International onshore activity: we have seen a moderate increase in rig count activity in 2017 and expect growth to continue into 2018, at a moderate rate. We have seen signs of improvement with the increase in commodity prices, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: although commodity prices increased in 2017, we have yet to see a change in customer spending behavior, as a result of continued oil price volatility. We expect final investment decisions to continue to remain fluid. We have seen an increase in subsea tree awards in 2017, and expect tree awards to increase in 2018, but still at levels significantly below prior 2012 & 2013 peaks, as customers continue to remain cautious with regards to major capital expenditures for the near term.

•
Liquefied Natural Gas (LNG) projects: we believe the market continues to be oversupplied, and will remain in its current state for the next few years. We expect some final investment decisions to move forward in

BHGE 2017 FORM 10-K | 26

the short term. We do, however, view the long term economics of the LNG industry as positive given our outlook for supply and demand.

•
Refinery, petrochemical and industrial projects: in refining, we believe large, complex refineries should gain advantage in a more competitive, oversupplied landscape in 2018 as the industry globalizes and refiners position to meet local demand and secure export potential. In petrochemicals, we continue to see healthy demand and cost-advantaged supply driving projects forward in 2018. The industrial market continues to grow as outdated infrastructure is replaced, policy changes come into effect and power is decentralized. We continue to see growing demand across these markets in 2018.

We have other segments in our portfolio that are more correlated with different industrial metrics such as our Digital Solutions business. Overall, we believe our portfolio is uniquely positioned to compete across the value chain, and deliver unique solutions for our customers. We remain optimistic about the long-term economics of the industry, but are continuing to operate with flexibility given our expectations for volatility and changing assumptions in the near term.
In 2016, solar and wind net additions exceeded coal and gas for the first time and it continued throughout 2017.  Governments may change or may not continue incentives for renewable energy additions.  In the long term, renewables' cost decline may accelerate to compete with new-built fossil capacity, however, we do not anticipate any significant impacts to our business in the foreseeable future.
Despite the near-term volatility, the long-term outlook for our industry remains strong. We believe the world’s demand for energy will continue to rise, and the supply of energy will continue to increase in complexity, requiring greater service intensity and more advanced technology from oilfield service companies. As such, we remain focused on delivering innovative cost-efficient solutions that deliver step changes in operating and economic performance for our customers.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the year ended December 31, 2017, 2016 and 2015, and should be read in conjunction with the consolidated and combined financial statements and related notes of the Company. Amounts reported in millions in graphs within this report are computed based on the amounts in hundreds. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2017	2016	2015
Brent oil prices ($/Bbl) (1)	$54.12	$43.64	$52.32
WTI oil prices ($/Bbl) (2)	50.80	43.29	48.66
Natural gas prices ($/mmBtu) (3)	2.99	2.52	2.62

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

BHGE 2017 FORM 10-K | 27

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which fluctuated significantly throughout the year, ranging from a low of $43.98/Bbl in June 2017 to a high of $68.80/Bbl in December 2017. Oil prices bottomed early in 2016 due to the impending production increases in Iran after economic sanctions were lifted. During 2017, OPEC considered production cuts, and in the fourth quarter they announced extensions to agreed-upon production cuts. As a result, in the fourth quarter of 2017, Brent oil prices shifted meaningfully higher. In addition, demand for oil was higher than expected due to robust consumption in North America and revisions to Chinese, Russian, and European demand growth expectations.
In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, fluctuated significantly throughout the year, with the highest prices being recorded towards the end of the year. Overall, WTI oil prices ranged from a low of $42.48/Bbl in June 2017 to a high of $60.46/Bbl in December 2017.
Although oil prices have rebounded more than 100% from the previous year's twelve-year low of $26/Bbl reached in February 2016 to near $60/Bbl at the end of 2017, there has yet to be any material change in customer behavior, other than in certain U.S. basins, to suggest a near-term broader recovery in activity levels.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.99 /mmBtu in 2017, representing a 19% increase over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $3.71 /mmBtu in January 2017 to a low of $2.44 /mmBtu in February 2017. According to the U.S. Department of Energy ("DOE"), working natural gas in storage at the end of 2017 was 3,126 billion cubic feet ("Bcf"), which was 5.6%, or 185 Bcf, below the corresponding week in 2016.
Baker Hughes Rig Count

The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Rig count trends are driven by the exploration and development spending by oil and natural gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. The counts may reflect the relative strength and stability of energy prices and overall market activity, however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable, however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian region, Iran and onshore China because this information is not readily available.
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

BHGE 2017 FORM 10-K | 28

The rig counts are summarized in the table below as averages for each of the periods indicated.

	2017	2016	2015
North America	1,082	642	1,178
International	948	956	1,168
Worldwide	2,030	1,598	2,346
2017 Compared to 2016
Overall the rig count was 2,030 in 2017, an increase of 27% as compared to 2016 due primarily to North American activity. The rig count in North America increased 69% in 2017 compared to 2016. Internationally, the rig count decreased 1% in 2017 as compared to the same period last year.
Within North America, the increase was primarily driven by the land rig count, which was up 72%, partially offset by a decrease in the offshore rig count of 16%. Internationally, the rig count decrease was driven primarily by decreases in Latin America of 7%, the Europe region and Africa region, which were down by 4% and 2%, respectively, partially offset by the Asia-Pacific region, which was up 8%.
2016 Compared to 2015
Overall the rig count was 1,598 in 2016, a decrease of 32% as compared to 2015 due primarily to North American activity. The rig count in North America decreased 46% in 2016 compared to 2015. Internationally, the rig count decreased 18% in 2016 compared to 2015.
Within North America, the decrease was primarily driven by a 44% decline in oil-directed rigs. The natural gas-directed rig count in North America declined 50% in 2016 as natural gas well productivity improved. Internationally, the rig count decrease was driven primarily by decreases in Latin America, which was down 38%, the Africa region, which was down 20%, and the Europe region and Asia-Pacific region, which were down 18% and 15%, respectively.
Key Performance Indicators (millions)
Product services and backlog of product services
Our consolidated and combined statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
Backlog is defined as unfilled customer orders for products and services believed to be firm. For product services, an amount is included for the expected life of the contract.

BHGE 2017 FORM 10-K | 29

Orders and Backlog as of December 31, 2017, 2016 and 2015 (millions)

Orders: In 2017, we recognized orders of $17,376 million, an increase of $6,103 million, or 54%, from 2016. The increase in orders was driven primarily by the acquisition of Baker Hughes. Service orders were up 38% and equipment orders were up 87%.

In 2016, we recognized orders of $11,273 million, a decrease of $4,112 million from 2015. Driven by broader market conditions, we continued to see delays in final investment decisions on projects and pricing pressure.
Backlog: As of December 31, 2017, backlog was $21,022 million, a decrease of $675 million, or 3%, from 2016. Equipment backlog decreased from 2016 primarily driven by a lower intake of large equipment orders. Service backlog increased from 2016 as a result of order intake.

As of December 31, 2016, backlog was $21,697 million, a decrease of $2,244 million from 2015 primarily driven by the decrease in equipment backlog of 32% as well as the strengthening of the U.S. dollar, which accounted for a decrease of $309 million. Services backlog increased by 5% to $15,223 million. Backlog remains strong and provides an indication of long-term revenue within the Company.
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our consolidated and combined statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through the end of the year ended December 31, 2017. Our results of operations are evaluated by the Chief Executive Officer on a combined and consolidated basis as well as at the segment level.

BHGE 2017 FORM 10-K | 30

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairment, merger and related costs, goodwill impairment and certain gains and losses not allocated to the operating segments.
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
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Year Ended December 31,			$ Change
	2017	2016	2015	From 2016 to 2017	From 2015 to 2016
Revenue:
Oilfield Services	$5,851	$799	$1,411	$5,052	$(612)
Oilfield Equipment	2,637	3,547	5,060	(910)	(1,513)
Turbomachinery & Process Solutions	6,463	6,837	7,985	(374)	(1,148)
Digital Solutions	2,309	2,086	2,232	223	(146)
Total	$17,259	$13,269	$16,688	$3,990	$(3,419)

BHGE 2017 FORM 10-K | 31

	Year Ended December 31,			$ Change
	2017	2016	2015	From 2016 to 2017	From 2015 to 2016
Segment operating income (loss):
Oilfield Services	$71	$(204)	$(79)	$275	$(125)
Oilfield Equipment	38	320	677	(282)	(357)
Turbomachinery & Process Solutions	853	1,255	1,684	(402)	(429)
Digital Solutions	333	355	409	(22)	(54)
Total segment operating income (loss)	1,295	1,726	2,691	(431)	(965)
Corporate	(373)	(380)	(260)	7	(120)
Inventory impairment and related charges (1)	(244)	(138)	(51)	(106)	(87)
Restructuring, impairment and other	(412)	(516)	(411)	104	(105)
Goodwill impairment	—	—	(2,080)	—	2,080
Merger and related costs	(373)	(33)	(27)	(340)	(6)
Operating income (loss)	(107)	659	(138)	(766)	797
Other non operating income, net	78	27	100	51	(73)
Interest expense, net	(131)	(102)	(120)	(29)	18
Income (loss) before income taxes and equity in loss of affiliate	(160)	584	(158)	(744)	742
Equity in loss of affiliate	(11)	—	—	(11)	—
Provision for income taxes	(71)	(250)	(473)	179	223
Net income (loss)	$(242)	$334	$(631)	$(576)	$965

(1)
Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss). 2017 includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value on acquisition of Baker Hughes as this inventory was used or sold in the six months ended December 31, 2017.

Fiscal Year 2017 to Fiscal Year 2016
Revenue in 2017 was $17,259 million, an increase of $3,990 million, or 30%, from 2016. This increase was primarily driven by the acquisition of Baker Hughes. OFS increased $5,052 million, DS increased $223 million, OFE decreased $910 million, and TPS decreased $374 million.
Total segment operating income in 2017 was $1,295 million, a decrease of $431 million, or 25%, from 2016. The acquisition of Baker Hughes added $309 million of segment operating income, but was more than offset by the organic impact of lower productivity and pricing pressure. OFS increased $275 million, TPS decreased $402 million, OFE decreased $282 million and DS decreased $22 million.
Oilfield Services
OFS 2017 revenue was $5,851 million, an increase of $5,052 million from 2016, primarily as a result of the acquisition of Baker Hughes on July 3, 2017.
OFS 2017 segment operating income was $71 million, compared to a loss of $204 million in 2016. The acquisition of Baker Hughes added $315 million of segment operating income, which includes increased depreciation & amortization expense driven by purchase accounting, partially offset by pricing pressure.
Oilfield Equipment
OFE 2017 revenue was $2,637 million, a decrease of $910 million, or 26%, from 2016. The revenue decline was primarily due to continued volume pressures and to a lesser extent to negative pricing, driven by the delays in final investment decisions by our customers in prior years.

BHGE 2017 FORM 10-K | 32

OFE 2017 segment operating income was $38 million, compared to $320 million in 2016. This decline in profitability was the result of negative productivity and volume, while strong deflation savings more than offset pricing pressures.
Turbomachinery & Process Solutions
TPS 2017 revenue was $6,463 million, a decrease of $374 million, or 5%, from 2016. The decline was primarily attributable to negative pricing and to a lesser extent to volume decreases, driven by lower equipment contracts being awarded in prior years and continued softness in the services market.
TPS 2017 segment operating income was $853 million, compared to $1,255 million in 2016. This decline in profitability was primarily due to unfavorable cost productivity. Other factors were lower margin equipment backlog throughput and the impact of negative pricing.
Digital Solutions
DS 2017 revenue was $2,309 million, an increase of $223 million, or 11%, from 2016, driven by the acquisition of Baker Hughes which added $211 million of revenue versus the prior year.
DS 2017 segment operating income was $333 million, compared to $355 million in 2016. This decline in profitability was primarily driven by pricing pressure and to a lesser extent by the Baker Hughes acquisition contributing a $5 million segment operating loss.
Corporate
In 2017, corporate expenses were $373 million, a decrease of $7 million compared to 2016. This was primarily due to selective decreases in R&D program investments and cost productivity.
Restructuring, Impairment and Other
In 2017, we recognized $412 million in restructuring, impairment and other charges, a decrease of $104 million compared to 2016. This decrease was driven by the absence of any significant currency devaluations in Angola and Nigeria that were experienced in 2016.
Merger and Related Costs
We recorded $373 million of merger and related costs in 2017, an increase of $340 million from the prior year, primarily related to the acquisition of Baker Hughes.
Interest Expense, Net
In 2017, we incurred net interest expense of $131 million, an increase of $29 million from the prior year, primarily driven by the debt acquired on the acquisition of Baker Hughes.
Income Tax
In 2017, our income tax expense decreased by $179 million, from $250 million in 2016 to $71 million in 2017. This decrease was primarily due to a benefit of $132 million related to recent U.S. tax reform and a decline in profit.
Fiscal Year 2016 to Fiscal Year 2015
Revenue in 2016 was $13,269 million, a decrease of $3,419 million, or 20%, from 2015. This decrease was primarily due to the continued decline in customer activity across all product lines due to the continued weakness in oil prices. OFE decreased $1,513 million, TPS decreased $1,148 million, OFS decreased $612 million, and DS decreased $146 million.
Total segment operating income in 2016 was $1,726 million, a decrease of $965 million, or 36%, from 2015. This decrease was primarily driven by the combined impact of lower volume and pricing pressure. TPS decreased $429 million, OFE decreased $357 million, OFS decreased $125 million, and DS decreased $54 million.

BHGE 2017 FORM 10-K | 33

Oilfield Services
OFS 2016 revenue was $799 million, a decrease of $612 million, or 43%, from 2015. This decline was primarily driven by the impact of lower oil prices on customer purchasing decisions throughout the year.
OFS 2016 segment operating loss was $204 million, compared to a loss of $79 million in 2015. This decline in profitability was mainly due to lower cost productivity, partially offset by cost deflation.
Oilfield Equipment
OFE 2016 revenue was $3,547 million, a decrease of $1,513 million, or 30%, from 2015. This decline was primarily due to customers’ activity reductions, and to a lesser extent to the strengthening of the U.S. dollar.
OFE 2016 segment operating income was $320 million, compared to $677 million in 2015. This decline in profitability was the result of lower revenue and negative pricing, as well as lower cost productivity, partially offset by deflation savings.
Turbomachinery & Process Solutions
TPS 2016 revenue was $6,837 million, a decrease of $1,148 million, or 14%, from 2015. The decline was primarily attributable to decreases in volume and price, driven by uncertainty in the broader market, and delays in equipment contracts.
TPS 2016 segment operating income was $1,255 million, compared to $1,684 million in 2015. This decline in profitability was primarily due to the impact of lower volume and negative pricing.
Digital Solutions
DS 2016 revenue was $2,086 million, a decrease of $146 million, or 7%, from 2015. This decline was due to lower sales volume driven by the delay of capital spending projects in the oil and gas sector.
DS 2016 segment operating income was $355 million, compared to $409 million in 2015. This decline in profitability was driven by lower cost productivity and weaker sales volume.
Corporate
In 2016, corporate expenses were $380 million, an increase of $120 million compared to 2015. This was primarily due to selective increases in R&D program investments and lower cost productivity.
Restructuring, Impairment and Other
In 2016, we recognized $516 million in restructuring, impairment and other charges, an increase of $105 million compared to 2015. This increase was driven by continued focus on cost rationalization to better align our operating structure to the market conditions, and significant currency devaluations in Angola and Nigeria.
Merger and Related Costs
We recorded $33 million of merger and related costs in 2016, an increase of $6 million from the prior year, primarily related to the acquisition of Baker Hughes.
Interest Expense, Net
In 2016, we incurred net interest expense of $102 million, a decrease of $18 million from the prior year, primarily related to the factoring of accounts receivable, mainly with GE Capital.
Income Tax
In 2016, our income tax expense decreased by $223 million, to $250 million from $473 million in 2015. This decrease was primarily due to a decline in profit excluding the impairment of non-deductible goodwill of $453 million

BHGE 2017 FORM 10-K | 34

that occurred in 2015, partially offset by a decrease in the benefit from global operations including foreign tax credit benefits of $132 million.
COMPLIANCE
We, in the conduct of all of our activities, are committed to maintaining the core values of our two legacy companies, GE Oil & Gas and Baker Hughes Incorporated, as well as high safety, ethical and quality standards (Standards) as also reported in our Quality Management System (QMS). We believe such a commitment is integral to running a sound, successful, and sustainable business. To ensure that we live up to our high Standards, we devote significant resources to maintain a comprehensive global ethics and compliance program (Compliance Program) which is designed to prevent, detect, and appropriately respond in a timely fashion to any potential violations of law, our Code of Conduct (The Spirit & The Letter), and other Company policies and procedures.
Highlights of our Compliance Program include the following:

•
Comprehensive internal policies over such areas as anti-bribery; travel, entertainment, gifts and charitable donations connected to government officials; payments to commercial sales representatives; and, the use of non-U.S. police or military organizations for security purposes.  In addition, there are country-specific guidance for customs standards, visa processing, export and re-export controls, economic sanctions and antiboycott laws.

•	Global structure of Legal Compliance Counsel and Professionals providing compliance advice, customized training, investigations, and governance, across all regions and countries where we do business.

•	Comprehensive employee compliance training program that combines instructor-led and web-based training modules tailored to the key risks that employees face on an ongoing basis.

•	Due diligence procedures for commercial sales agents, administrative service providers, and professional consultants, and an enhanced risk-based process for classifying channel partners and suppliers.

•	Due diligence procedures for merger and acquisition activities.

•	Specifically tailored compliance risk assessments focused on country and third party risk.

•
Compliance Review Board comprised of senior officers of the Company that meets quarterly to monitor effectiveness of the Compliance Program, as well as Product Company and regional compliance committees that meet quarterly.

•	Technology to monitor and report on compliance matters, including an internal investigations management system, a web-based antiboycott reporting tool and global trade management systems.

•
A compliance program designed to create an “Open Reporting Environment” where employees are encouraged to report any ethics or compliance matter without fear of retaliation, including a global network of trained employee ombudspersons, and a worldwide, 24-hour business helpline operated by a third party and available in 150 languages.

•	Centralized finance organization with company-wide policies.

•	Anti-corruption audits of high-risk countries conducted by Legal Compliance and Internal Audit, as well as risk based compliance audits of third parties conducted by Legal Compliance.

•
A centralized human resources function, including locally compliant processes and procedures for management of HR related issues, including implementation of locally compliant standards for pre-hire screening of employees; a process to screen existing employees prior to promotion to select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire compliance training module for all employees.

BHGE 2017 FORM 10-K | 35

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At December 31, 2017, we had cash and equivalents of $7.0 billion compared to $981 million of cash and equivalents at December 31, 2016. Cash and equivalents includes $997 million of cash held on behalf of GE at December 31, 2017.
At December 31, 2017, approximately $3.2 billion of our cash and equivalents was held by foreign subsidiaries compared to approximately $878 million at December 31, 2016.  A substantial portion of the cash held by foreign subsidiaries at December 31, 2017 has been reinvested in active non-U.S. business operations. At December 31, 2017, our intent is, among other things, to use this cash to fund the operations of our foreign subsidiaries, and we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
On July 3, 2017, in connection with the Transactions, BHGE LLC entered into a new five-year $3 billion committed unsecured revolving credit facility (2017 Credit Agreement) with commercial banks maturing in July 2022. As of December 31, 2017, there were no borrowings under the 2017 Credit Agreement.
On November 3, 2017, BHGE LLC entered into a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2017, there were no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
On November 6, 2017, we announced that our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of such repurchase that are distributed to the Company will be used to repurchase Class A shares of the Company on the open market or in privately negotiated transactions.
On December 15, 2017, we filed a shelf registration statement on Form S-3 with the SEC to give us the ability to sell up to $3 billion in debt securities in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire in 2020.
During the year ended December 31, 2017, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, business acquisitions, the payment of dividends and share repurchases. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2017	2016	2015
Operating activities	$(799)	$262	$1,277
Investing activities	(4,130)	(472)	(466)
Financing activities	10,919	(102)	(515)
Operating Activities

Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to product or services sales including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.

BHGE 2017 FORM 10-K | 36

Cash flows from operating activities used cash of $799 million and generated cash of $262 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operating activities decreased $1,061 million in 2017 primarily driven by a $1,201 million negative impact from ending our receivables monetization program in the fourth quarter, and restructuring related payments throughout the year. These cash outflows were partially offset by strong working capital cash flows, especially in the fourth quarter of 2017. Included in our cash flows from operating activities for 2017 and 2016 are payments of $612 million and $177 million, respectively, made for employee severance and contract termination costs as a result of our restructuring activities initiated during the year.
Cash flows from operating activities generated $262 million and $1,277 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from operating activities decreased $1,015 million in 2016 primarily due to the decrease in net income, partially offset by improvements in other working capital categories, due to improvements in the collection of past due receivables, improved inventory management and restructuring.
Investing Activities
Cash flows from investing activities used cash of $4,130 million, $472 million and $466 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $665 million, $424 million and $607 million for 2017, 2016 and 2015, respectively, partially offset by cash flows from the sale of property, plant and equipment of $172 million, $20 million and $30 million in 2017, 2016 and 2015, respectively. Proceeds from the disposal of assets related primarily to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period.
In 2017, cash flows from investing activities also includes $7,498 million of special dividend paid to former Baker Hughes stockholders on the acquisition of Baker Hughes, net of $4,133 million of cash received from the acquisition. There were no material business dispositions in 2017.
There were no material acquisitions or dispositions in 2016, however, in 2015, we generated cash of approximately $181 million from business dispositions and utilized cash of $86 million for business acquisitions.
Financing Activities
Cash flows from financing activities generated cash of $10,919 million; and used cash of $102 million and $515 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In 2017, our primary source of financing cash flows was a contribution of $7,400 million from GE to fund substantially all of the special dividend paid to former Baker Hughes stockholders. We also generated financing cash flows of $3,950 million from debt issued through a private placement offering on December 11, 2017. We incurred issuance costs of $26 million related to this debt issuance.
We had net repayments of short-term debt of $663 million and $156 million in 2017 and 2016, respectively, and net borrowings of $177 million in 2015.
In December 2017, we purchased $176 million of the aggregate outstanding principal amount associated with our long-term outstanding notes and debentures. Pursuant to a cash tender offer, the purchases resulted in the payment of an early-tender premium, including various fees of $28 million.
Additionally, in 2017, we paid aggregate dividends of $155 million to our Class A stockholders, and BHGE LLC made a distribution of $251 million to GE. As part of our $3 billion share buyback authorization, we used cash of $174 million and $303 million, respectively, to repurchase and cancel our Class A and Class B common shares and corresponding paired common units in BHGE LLC, on a pro rata basis. The repurchase did not result in a change of GE's approximate 62.5% interest in BHGE LLC.

BHGE 2017 FORM 10-K | 37

Cash flows from financing activities in 2017 also included net transfers from GE of $1,498 million primarily driven by the cash pooling activity with GE prior to the Transactions. Other financing items during the year included a payment of $193 million to complete the purchase of the non-controlling interest in the Pipeline Inspection and Integrity business within Digital Solutions.
Available Credit Facility and Commercial Paper Program
On July 3, 2017, in connection with the Transactions, we entered into a new five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. We were in compliance with all of the credit facility's covenants, and in 2017 there were no borrowings under the credit facility.
On November 3, 2017, BHGE LLC entered into a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2017 we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
If market conditions were to change and our revenue was reduced significantly or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
Cash Requirements
In 2018, we believe cash on hand, cash flows from operating activities, the available debt shelf registration, and the 2017 Credit Agreement will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. If necessary, we may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. In light of the current market conditions, capital expenditures in 2018 will be made as appropriate at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $325 million to $375 million in 2018.

BHGE 2017 FORM 10-K | 38

Contractual Obligations
In the table below, we set forth our contractual obligations as of December 31, 2017. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$8,081	$2,013	$56	$1,729	$4,283
Estimated interest payments (2)	4,018	274	481	461	2,802
Operating leases (3)	688	156	214	130	188
Purchase obligations (4)	1,121	962	87	59	13
Total	$13,908	$3,405	$838	$2,379	$7,286

(1)
Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts for debt do not include any deferred issuance costs or unamortized discounts or premiums including step up in the value of the debt on the acquisition of Baker Hughes. Expected cash payments for interest are excluded from these amounts. Total debt and capital lease obligations includes $1,124 million payable to GE and its affiliates. As there is no fixed payment schedule on the amount payable to GE and its affiliates we have classified it as payable in less than one year.

(2)	Amounts represent the expected cash payments for interest on our long-term debt and capital lease obligations.

(3)
Amounts represent the future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more. We enter into operating leases, some of which include renewal options, however, we have excluded renewal options from the table above unless it is anticipated that we will exercise such renewals.

(4)
Purchase obligations include capital improvements for 2018 as well as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $543 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above. See "Note 10. Income Taxes" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
We have certain defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2017, we made contributions and paid direct benefits of approximately $63 million in connection with those plans, and we anticipate funding approximately $68 million during 2018. Amounts for pension funding obligations are based on assumptions that are subject to change, therefore, we are currently not able to reasonably estimate our contribution figures after 2018. See "Note 9. Employee Benefit Plans" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.4 billion at December 31, 2017. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated and combined financial statements.
As of December 31, 2017, we had no material off-balance sheet financing arrangements other than normal operating leases, as discussed above. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

BHGE 2017 FORM 10-K | 39

Other factors affecting liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2017, 20% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2016, 13% of our gross trade receivables were from customers in the United States.
Venezuela: Oil production is considered important to the Venezuelan economy; therefore, we intend to continue to provide services to our primary customer in this country, however, we are required to assess the ability of the customer to make timely payments on amounts owed to us. This assessment is performed on a quarterly basis with the business relying on a variety of data sources to assess the collectability of outstanding receivables and recoverability of other assets supporting this customer. We noted that there are recent market indicators, such as a decline in bond prices and several delayed payments on various bond obligations, that indicate that the customer’s financial condition may have worsened in the last three months. We continue to actively manage our relationship with this customer as they transition through a difficult period, with ongoing dialogue between key executives of both companies, including discussions regarding this customer's ability and intent to ultimately settle our trade receivables.

In performing our analysis of customer-specific assets as of December 31, 2017, we considered that our outstanding receivables do not have the same priority as certain of the customer’s other obligations. We have concluded that it may take an extended period of time to ultimately collect our outstanding receivables; accordingly, we have recorded an increase to our allowance for doubtful accounts of $55 million in the three months ended December 31, 2017 to fully offset our remaining exposure to trade receivables and other assets from this customer. In addition, since future receivables generated as a result of our ongoing contracts will have the same priority as our existing receivables when issued, the business has concluded that an allowance amounting to $32 million to reduce inventory that has been purchased for these contracts (and that is not redeployable to fulfill other customer contracts) to its lower of cost or net realizable value is warranted. We will update our analysis on a quarterly basis; to the extent that our outstanding receivables are settled or the likelihood of settling our outstanding receivables in the near term improves, we will reverse our existing provision for doubtful accounts, which would result in an income during the period of reversal.
International operations: Our cash that is held outside the U.S., is 46% of the total cash balance as of December 31, 2017. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
CRITICAL ACCOUNTING ESTIMATES
Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and longlived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also, see "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein, which discusses our most significant accounting policies.
We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. The Audit Committee of our Board of Directors has reviewed our critical

BHGE 2017 FORM 10-K | 40

accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated and combined financial statements. There are other items within our consolidated and combined financial statements that require estimation and judgment but they are not deemed critical as defined above.
Revenue Recognition on Long-Term Product Services Agreements

We have long-term service agreements with our customers predominately within our TPS segment. These agreements typically require us to maintain assets sold to the customer over a defined contract term. These agreements have average contract terms of 15 years. From time to time, these contract terms may be extended through contract modifications or amendments, which may result in revisions to future billing and cost estimates.

We recognize revenue as we incur costs to perform under the arrangements at the estimated margin rate of the contract. Revenue recognition on long-term product services agreements requires estimates of both customer payments and the costs to perform required maintenance services over the contract term.

To develop our billings estimates, we consider the number of billable events that will occur based on estimated utilization of the asset under contract, over the life of the contract term. This estimated utilization will consider both historical and market conditions, asset retirements and new product introductions, if applicable.

To develop our cost estimates, we consider the timing and extent of maintenance and overhaul events, including the amount and cost of labor, spare parts and other resources required to perform the services. In developing our cost estimates, we utilize a combination of our historical cost experience and expected cost improvements. Cost improvements are only included in future cost estimates after savings have been observed in actual results or proven effective through an extensive regulatory or engineering approval process.

We routinely review the estimates used in our product services agreements and regularly revise them to adjust for changes. These revisions are based on objectively verifiable information that is available at the time of the review.

The difference between the timing of our revenue recognition and cash received from our customers results in either a contract asset (revenue in excess of billings) or a contract liability (billings in excess of revenue). As of December 31, 2017, and 2016, we recorded a contract asset of $1,410 million and $1,046 million and contract liability of $83 million and $103 million, respectively.

We regularly assess customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the equipment installed and the close interaction with our customers through supplying critical services and parts over extended periods. Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $344 million, $293 million and $256 million for each of the years ended December 31, 2017, 2016 and 2015, respectively. We provide for probable losses when they become evident.
We continue to evaluate the provisions of ASC No. 606, Revenue from Contracts with Customers, and the assessment of the impact on our consolidated and combined financial statements and related disclosures. Also, see "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for additional information and disclosure.
Goodwill and Other Identified Intangible Assets
We test goodwill for impairment annually using data as of July 1 of that year. The impairment test consists of two different steps: in step one, the carrying value of the reporting unit is compared with its fair value, in step two, which is applied only when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity and comparing that amount with the carrying amount of goodwill. We determine fair values of each of the reporting units

BHGE 2017 FORM 10-K | 41

using the market approach, when available and appropriate, or the income approach, or a combination of both. We assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed.
Pension Assumptions
Pension benefits are calculated using significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions, discount rate and expected return on assets, are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country specific basis. We periodically evaluate other assumptions involving demographic factors such as retirement age, mortality and turnover, and update them to reflect its experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Projected benefit obligations are measured as the present value of expected payments discounted using the weighted average of market observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits, lower discount rates increase present values and subsequent year pension expense and higher discount rates decrease present values and subsequent year pension expense. The discount rates used to determine the benefit obligations for our principal pension plans at December 31, 2017, 2016 and 2015 were 2.99%, 3.41% and 3.83%, respectively, reflecting market interest rates. Our expected return on assets at December 31, 2017, 2016 and 2015 were 6.26%, 6.86% and 6.91%, respectively.
Income Taxes
We operate in more than 120 countries and our effective tax rate is based on our income, statutory tax rates and differences between tax laws and the U.S. generally accepted accounting principles (GAAP) in these various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the U.S. Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2017, we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018. At December 31, 2017, approximately $8.0 billion of earnings have been indefinitely reinvested outside the U.S. These additional foreign earnings could become subject to additional tax, if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates. We use our historical experience and short and long range business forecasts to provide insight. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (U.S. tax reform) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings previously deferred from U.S. taxation at a reduced rate of tax (transition tax), establishes a territorial tax system and enacts new taxes associated with global operations.
The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions, including the computation of the transition tax. Guidance in 2018 could impact the information required for and the calculation of the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items which would further impact the final amounts included in the transition tax charge and impact the revaluation of deferred taxes. In addition,

BHGE 2017 FORM 10-K | 42

analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for tax reform could affect the provisional amount.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). Because aspects of the new minimum tax and the effect on our operations is uncertain and because aspects of the accounting rules associated with this provision have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this provision and consequently have not made an accounting policy election on the deferred tax treatment of this tax.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $395 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2017. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
Other Loss Contingencies
Other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory proceedings, product quality and losses resulting from other events and developments.
The preparation of our consolidated and combined financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as well as disclosures about any contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are subject to uncertainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded based on the aging status of the customer accounts or when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2017 and 2016, the allowance for doubtful accounts totaled $330 million and $186 million of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions, however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2017 and 2016, inventory reserves totaled $360 million and $260 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.

BHGE 2017 FORM 10-K | 43

Acquisitions-Purchase Price Allocation
We allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. We engage third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
See "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of accounting standards to be adopted.
RELATED PARTY TRANSACTIONS
See "Note 16. Related Party Transactions" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of related party transactions.
OTHER ITEMS
Iran Threat Reduction And Syria Human Rights Act Of 2012
The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Under Section 13(r) of the Securities Exchange Act of 1934, enacted in 2012, we are required to disclose in our periodic reports if we or any of our affiliates knowingly engaged in business activities relating to Iran, even if those activities are conducted in accordance with authorizations subsequently issued by the U.S. Government. Reportable activities include investments that significantly enhance Iran’s ability to develop petroleum resources valued at $20 million or more in the aggregate during a twelve-month period. Reporting is also required for transactions related to Iran’s domestic production of refined petroleum products or Iran’s ability to import refined petroleum products valued at $5 million or more in the aggregate during a twelve-month period.
In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. BHGE affiliate received seven purchase orders during the fourth quarter of 2017 for the sale of goods pursuant to General License H that could potentially enhance Iran’s ability to develop petroleum resources. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. These purchase orders are valued at less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), €0.3 million ($0.3 million), €0.7 million ($0.8 million), €0.1 million ($0.1 million) and €0.8 million ($1 .0 million). This non-US affiliate also received a cancellation of a previously reported contract for the sale of spare parts for gas turbines. This purchase order cancellation reduces previously reported contract values by €12.3 million ($12.9 million). This non-U.S. affiliate attributed €6.8 million ($8.2 million) in gross revenue and €1.4 million ($1.7 million) in net profits against previously reported transactions during the quarter ending December 31, 2017.
A second non-U.S. BHGE affiliate received three purchase orders during the fourth quarter of 2017 for the sale of spares parts to support the development of offshore petroleum resources. The three purchase orders are individually valued at less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), and less than €0.1 million ($0.1 million) each. This non-U.S. affiliate did not recognize any revenue or profit during the quarter ending December 31, 2017.
A third non-U.S. BHGE affiliate received a purchase order pursuant to General License H valued at €0.2 million ($0.2 million) during the fourth quarter of 2017. The non-U.S. affiliate also received a purchase order at the very end of the third quarter valued at €0.3 million ($0.3 million). Both purchase orders cover the sale of films to be used

BHGE 2017 FORM 10-K | 44

in inspection of pipelines in Iran. This non-U.S. affiliate did not recognize any revenue or profit during the quarter ending December 31, 2017.
All of these non-U.S. affiliates intend to continue the activities described above, as permitted by all applicable laws and regulations.
FORWARD-LOOKING STATEMENTS
This Form 10-K, including MD&A and certain statements in the Notes to Consolidated and Combined Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of Part 1 of Item 1A of this Form 10-K and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this annual report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.
INTEREST RATE RISK
The majority of our debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2017. The following table sets forth our fixed rate long-term debt, excluding capital leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2018	2019	2020	2021	2022	Thereafter	Total (2)
As of December 31, 2017
Long-term debt (1)	$615	$—	$—	$513	$1,250	$4,196	$6,574
Weighted average interest rates	2.15%	—%	—%	2.47%	2.87%	3.88%	3.42%

(1)	Fair market value of our fixed rate long-term debt, excluding capital leases, was $7.0 billion at December 31, 2017.

(2)	Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.

BHGE 2017 FORM 10-K | 45

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
Additionally, we buy, manufacture and sell components and products across global markets. These activities expose us to changes in foreign currency exchange rates, commodity prices and interest rates which can adversely affect revenue earned and costs of our operating businesses. When the currency in which equipment is sold differs from the primary currency of the legal entity and the exchange rate fluctuates, it will affect the revenue earned on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies and exposure to foreign currency gains and losses based on changes in exchange rates. Changes in the price of raw materials used in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures, where appropriate.
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with net notional amounts aggregating $3.3 billion and $0.6 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of approximately $10 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 14. Financial Instruments" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein, which has additional details on our strategy.

BHGE 2017 FORM 10-K | 46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2017. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ BRIAN WORRELL Brian Worrell Chief Financial Officer	/s/ KURT CAMILLERI Kurt Camilleri Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 23, 2018

BHGE 2017 FORM 10-K | 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Baker Hughes, a GE company:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined statement of financial position of Baker Hughes, a GE company and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
February 23, 2018

BHGE 2017 FORM 10-K | 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Baker Hughes, a GE Company:

We have audited the accompanying combined statement of financial position of GE Oil & Gas (a business within General Electric Company) as of December 31, 2016, and the related combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG S.p.A.
Florence, Italy
March 16, 2017, except as to Note 15 which is as of December 4, 2017

BHGE 2017 FORM 10-K | 49

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Baker Hughes, a GE company:
Opinion on Internal Control Over Financial Reporting

We have audited Baker Hughes, a GE company and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated and combined statement of financial position of the Company as of December 31, 2017, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively, the “consolidated and combined financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated and combined financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Houston, Texas
February 23, 2018

BHGE 2017 FORM 10-K | 50

BAKER HUGHES, A GE COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Revenue:
Sales of goods	$10,898	$9,488	$12,353
Sales of services	6,361	3,781	4,335
Total revenue	17,259	13,269	16,688
Costs and expenses:
Cost of goods sold	9,402	7,816	9,271
Cost of services sold	4,644	2,307	2,922
Selling, general and administrative expenses	2,535	1,938	2,115
Restructuring, impairment and other	412	516	411
Goodwill impairment	—	—	2,080
Merger and related costs	373	33	27
Total costs and expenses	17,366	12,610	16,826
Operating income (loss)	(107)	659	(138)
Other non operating income, net	78	27	100
Interest expense, net	(131)	(102)	(120)
Income (loss) before income taxes and equity in loss of affiliate	(160)	584	(158)
Equity in loss of affiliate	(11)	—	—
Provision for income taxes	(71)	(250)	(473)
Net income (loss)	(242)	334	(631)
Less: Net income (loss) attributable to GE O&G pre-merger	109	403	(606)
Less: Net loss attributable to noncontrolling interests	(278)	(69)	(25)
Net loss attributable to Baker Hughes, a GE company	$(73)	$—	$—

Per share amounts:
Basic and diluted loss per Class A common share	$(0.17)

Cash dividend per Class A common share	$0.35
Special dividend per Class A common share	$17.50

See accompanying Notes to Consolidated and Combined Financial Statements

BHGE 2017 FORM 10-K | 51

BAKER HUGHES, A GE COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income (loss)	$(242)	$334	$(631)
Less: Net income (loss) attributable to GE O&G pre-merger	109	403	(606)
Less: Net loss attributable to noncontrolling interests	(278)	(69)	(25)
Net loss attributable to Baker Hughes, a GE company	(73)	—	—
Other comprehensive (loss) income:
Investment securities	4	—	—
Foreign currency translation adjustments	(3)	(422)	(617)
Cash flow hedges	12	(8)	(2)
Benefit plans	55	54	40
Other comprehensive income (loss)	68	(376)	(579)
Less: Other comprehensive loss attributable to GE O&G pre-merger	(62)	(362)	(568)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	83	(14)	(11)
Other comprehensive income attributable Baker Hughes, a GE company	47	—	—
Comprehensive loss	(174)	(42)	(1,210)
Less: Comprehensive income (loss) attributable to GE O&G pre-merger	47	41	(1,174)
Less: Comprehensive loss attributable to noncontrolling interests	(195)	(83)	(36)
Comprehensive loss attributable to Baker Hughes, a GE company	$(26)	$—	$—

See Notes to Consolidated and Combined Financial Statements

BHGE 2017 FORM 10-K | 52

BAKER HUGHES, A GE COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2017	2016
ASSETS
Current Assets:
Cash and equivalents (1)	$7,023	$981
Current receivables, net	6,014	2,563
Inventories, net	4,590	3,224
All other current assets	872	633
Total current assets	18,499	7,401
Property, plant and equipment, less accumulated depreciation	6,959	2,325
Goodwill	19,927	6,680
Other intangible assets, net	6,358	2,449
Contract assets	2,745	1,967
All other assets	2,080	573
Deferred income taxes	482	326
Total assets	$57,050	$21,721
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,377	$1,898
Short-term debt and current portion of long-term debt (1)	2,037	239
Progress collections	1,381	1,596
All other current liabilities	2,102	1,201
Total current liabilities	8,897	4,934
Long-term debt	6,312	38
Deferred income taxes	524	880
Liabilities for pensions and other employee benefits	1,172	519
All other liabilities	972	495
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 422 issued and outstanding as of December 31, 2017	—	—
Class B common stock, $0.0001 par value - 1,250 authorized, 707 issued and outstanding as of December 31, 2017	—	—
Capital in excess of par value	15,483	—
Parent's net investment	—	16,582
Retained loss	(73)	—
Accumulated other comprehensive loss	(701)	(1,894)
Baker Hughes, a GE company equity	14,709	14,688
Noncontrolling interests	24,464	167
Total equity	39,173	14,855
Total liabilities and equity	$57,050	$21,721

(1)
Total assets include $1,124 million of assets held on behalf of GE, of which $997 million is cash and equivalents and $127 million is investment securities at December 31, 2017 and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See Notes to Consolidated and Combined Financial Statements

BHGE 2017 FORM 10-K | 53

BAKER HUGHES, A GE COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2014	$—	$—	$—	$17,169	$—	$(964)	$181	$16,386
Comprehensive income:
Net loss				(606)			(25)	(631)
Other comprehensive loss						(568)	(11)	(579)
Changes in Parent's net investment				(643)				(643)
Net activity related to noncontrolling interests							12	12
Balance at December 31, 2015	$—	$—	$—	$15,920	$—	$(1,532)	$157	$14,545
Comprehensive income:
Net income (loss)				403			(69)	334
Other comprehensive loss						(362)	(14)	(376)
Changes in Parent's net investment				259				259
Net activity related to noncontrolling interests							93	93
Balance at December 31, 2016	$—	$—	$—	$16,582	$—	$(1,894)	$167	$14,855
Comprehensive income:
Net income				109			4	113
Other comprehensive income (loss)						(62)	4	(58)
Changes in Parent's net investment				803		(13)		790
Net activity related to noncontrolling interests							4	4
Cash contribution received from GE				7,400				7,400
Conversion of Parent's net investment into noncontrolling interest and issuance of Class B common stock				(24,894)			24,894	—
Issuance of Class A common stock on acquisition of Baker Hughes			24,798				76	24,874
Special dividend ($17.5 per share)			(7,498)					(7,498)
Reallocation of equity based on ownership of GE and previous Baker Hughes stockholders			(1,451)			1,234	217	—
Activity after business combination of July 3, 2017:
Net loss					(73)		(282)	(355)
Other comprehensive income						47	79	126
Stock-based compensation cost			37					37
Cash dividends ($0.35 per share)			(155)				(251)	(406)
Net activity related to noncontrolling interests			(61)			(13)	(134)	(208)
Repurchase and cancellation of Class A and Class B common stock			(187)				(314)	(501)
Balance at December 31, 2017	$—	$—	$15,483	$—	$(73)	$(701)	$24,464	$39,173

See Notes to Consolidated and Combined Financial Statements

BHGE 2017 FORM 10-K | 54

BAKER HUGHES, A GE COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(242)	$334	$(631)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,103	550	530
Goodwill impairment	—	—	2,080
Provision for deferred income taxes	(304)	39	(96)
Changes in operating assets and liabilities:
Current receivables	(1,190)	278	469
Inventories	392	345	442
Accounts payable	303	(256)	(450)
Progress collections	(232)	(714)	(867)
Deferred charges	(570)	(292)	(87)
Other operating items, net	(59)	(22)	(113)
Net cash flows from (used in) operating activities	(799)	262	1,277

Cash flows from investing activities:
Expenditures for capital assets	(665)	(424)	(607)
Proceeds from disposal of assets	172	20	30
Proceeds from business dispositions	20	—	181
Net cash paid for acquisitions	(3,365)	(1)	(86)
Other investing items, net	(292)	(67)	16
Net cash flows used in investing activities	(4,130)	(472)	(466)

Cash flows from financing activities:
Net borrowings (repayments) of short-term borrowings	(663)	(156)	177
Proceeds from the issuance of long-term debt	3,928	—	—
Repayments of long-term debt	(177)	—	—
Net transfer from Parent	1,498	191	(708)
Contribution received from GE	7,400	—	—
Dividends paid	(155)	—	—
Distributions to noncontrolling interest	(251)	—	—
Repurchase of Class A common stock	(174)	—	—
Repurchase of GE common units by BHGE LLC	(303)	—	—
Other financing items, net	(184)	(137)	16
Net cash flows from (used in) financing activities	10,919	(102)	(515)
Effect of currency exchange rate changes on cash and equivalents	52	(139)	(254)
Increase (decrease) in cash and equivalents	6,042	(451)	42
Cash and equivalents, beginning of period	981	1,432	1,390
Cash and equivalents, end of period	$7,023	$981	$1,432

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$230	$317	$264
Interest paid	$109	$55	$52

See Notes to Consolidated and Combined Financial Statements

BHGE 2017 FORM 10-K | 55

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company (the Company, BHGE, we, us, or our), was formed on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes and GE O&G. BHGE is a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ over 64,000 employees.
BASIS OF PRESENTATION
On July 3, 2017, we closed our previously announced business combination (the Transactions) to combine GE O&G and Baker Hughes (refer to "Note 2. Business Acquisition" for further details on the Transactions). As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G. Substantially all of the business of GE O&G and of Baker Hughes were transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC), on July 3, 2017. GE has approximately 62.5% of economic interest in BHGE LLC and the Company has approximately 37.5% of the remaining economic interest in BHGE LLC, held indirectly through two wholly owned subsidiaries. One of these wholly owned subsidiaries of the Company is the sole managing member of BHGE LLC. Although we hold a minority economic interest in BHGE LLC, we conduct and exercise full control over all activities of BHGE LLC, without the approval of any other member, through this wholly owned subsidiary. Accordingly, we consolidate the financial results of BHGE LLC and report a noncontrolling interest in our consolidated and combined financial statements for the economic interest in BHGE LLC not held by us. We consider BHGE LLC to be a consolidated variable interest entity (VIE). We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov. The current year results, and balances, may not be comparable to prior years as the current year includes the results of Baker Hughes from July 3, 2017.
The accompanying consolidated and combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for annual financial information. All intercompany accounts and transactions have been eliminated.
The Company's financial statements have been prepared on a consolidated basis, effective July 3, 2017. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All subsequent periods will also be presented on a consolidated basis. For all periods prior to July 3, 2017, the Company's financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its oil & gas business and contributed to BHGE LLC as part of the Transactions. Additionally, it also includes certain assets, liabilities and results of operations of other businesses of GE that were also contributed to BHGE LLC as part of the Transactions on a fully retrospective basis (in accordance with the guidance applicable to transactions between entities under common control) based on their carrying values, as reflected in the accounting records of GE. The consolidated and combined statements of income reflect intercompany expense allocations made to us by GE for certain corporate functions and for shared services provided by GE. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See "Note 16. Related Party Transactions" for further information on expenses allocated by GE. The historical financial results in the consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods.
The GE O&G numbers in the consolidated and combined statements of income (loss) have been reclassed to conform to the current presentation. We believe that the current presentation is a more appropriate presentation of the combined businesses. Merger and related costs includes all costs associated with the Transactions described in Note 2. Refer to "Note 2. Business Acquisition" for further details.

BHGE 2017 FORM 10-K | 56

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

In the notes to the consolidated and combined financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated. Certain columns and rows may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated and combined financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets, including revenue recognition on long term contracts, valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives and the fair value of assets acquired and liabilities assumed in acquisitions; and expense allocations for certain corporate functions and shared services provided by GE.
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars at the quarterly exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency and those resulting from remeasurements of monetary items, are included in the consolidated and combined statement of income (loss).
Cost and Equity Method Investment
Investments in privately held companies in which we do not have the ability to exercise significant influence, most often because we hold a voting interest of 0% to 20% are accounted for using the cost method.
Associated companies are entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. Results of associated companies are presented on a one-line basis in the caption "Equity in loss of affiliate" in our consolidated and combined statements of income (loss). Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our consolidated and combined statement of financial position.
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

BHGE 2017 FORM 10-K | 57

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
For our long-term product maintenance agreements, we regularly assess customer credit risk inherent in the carrying amounts of receivables and contract costs and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated costs in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and the close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions, after applying the cumulative catch up basis of accounting, may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings. We provide for probable losses when they become evident.
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
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $501 million, $352 million and $408 million for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Cash and Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2017 and December 31, 2016, $1,190 million and $752 million, respectively, of cash and equivalents were considered restricted as they were held in bank accounts and cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. Cash and equivalents includes $997 million of cash at December 31, 2017 held on behalf of GE, of which $764 million is

BHGE 2017 FORM 10-K | 58

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

restricted, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
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
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out (FIFO) basis or average cost basis. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.
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
Impairment of Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a

BHGE 2017 FORM 10-K | 59

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

combination of market, comparable transaction and discounted cash flow approaches. See "Note 6. Goodwill and Other Intangible Assets" for further information on valuation methodology and impairment of goodwill.
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
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated and combined statement of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated and combined statements of income along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. If derivatives designated as a cash flow hedge are determined to be ineffective, the ineffective portion of that derivative's change in fair value is recognized in earnings.
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

BHGE 2017 FORM 10-K | 60

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
Recurring Fair Value Measurements
Derivatives
When we have Level 1 derivatives, which are traded either on exchanges or liquid over-the-counter markets, we use closing prices for valuation. The majority of our derivatives are valued using internal models and are included in Level 2. These internal models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent foreign currency and commodity forward contracts for the Company.
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

BHGE 2017 FORM 10-K | 61

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
Income Taxes
We file U.S. federal and state income tax returns which after the closing of the Transactions primarily includes our distributive share of items of income, gain, loss and deduction of BHGE LLC which is treated as a partnership for U.S. tax purposes. As such, BHGE LLC will not itself be subject to U.S. federal income tax under current U.S. tax laws. Non-U.S. current and deferred income taxes owed by the subsidiaries of BHGE LLC are reflected in the financial statements.
Prior to the closing of the Transactions, the business was included in the consolidated U.S. federal, foreign and state income tax returns of GE, where allowable by law.   Our prior year current and deferred taxes were determined based upon the separate return method (i.e., as if we were a taxpayer separate from GE).
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
Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes, such as withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2017, we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018, accordingly, we have not provided income tax on such earnings. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We operate in more than 120 countries and our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts that we believe will ultimately result from these proceedings. We recognize uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. We classify interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in the combined financial statements in the period they are recorded.

Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). Because aspects of the new minimum tax and the effect on our operations is uncertain and because aspects of the accounting rules associated with this

BHGE 2017 FORM 10-K | 62

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

provision have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this provision and consequently have not made an accounting policy election on the deferred tax treatment of this tax.
Environmental Liabilities
We are involved in numerous remediation actions to clean up hazardous waste as required by federal and state laws. Liabilities for remediation costs exclude possible insurance recoveries and, when dates and amounts of such costs are not known, are not discounted. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low end of such range. It is reasonably possible that our environmental remediation exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites, such amounts are not reasonably estimable. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
ASU No. 2014-09, Revenue from Contracts with Customers
Background
In May 2014, the Financial Accounting Standards Board (FASB) issued a new comprehensive set of revenue recognition principles, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, that supersedes most existing U.S. GAAP revenue recognition guidance (including ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts). The new standard will become effective for annual reporting periods beginning after December 15, 2017. We adopted the standard on January 1, 2018 and will apply it retrospectively to all periods presented and will elect the practical expedient for contract modifications. Since the issuance of the new standard by the FASB, we have engaged in a collaborative process with our industry peers and worked with standard setters on important interpretive matters with the objective of ensuring consistency in the application of the standard.
Change in Timing and Presentation, No Impact to Cash or Economics
The new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we expect changes in the presentation of our financial statements, including: (1) timing of revenue recognition, and (2) changes in classification between revenue and costs. The new standard will have no cash impact and, as such, does not affect the economics of our underlying customer contracts. The effect of applying the new guidance to our existing book of contracts will result in lower reported earnings in 2018 (and comparative periods previously reported) and in the early years after adoption. However, we expect to experience an increase in reported earnings, on that existing book of contracts, as they mature.
Current Estimate of Financial Statement Effect
We adopted the new standard on January 1, 2018. When we report our 2018 results, the comparative results for 2017 and 2016 will be updated to reflect the application of the requirements of the new standard to these periods.  Based on our assessment and best estimates to date, we expect an after-tax reduction to our January 1, 2016 retained earnings balance of approximately $0.4 billion, with an estimated after-tax reduction of $0.1 billion and $0.1 billion on our 2016 and 2017 earnings, respectively. These adjustments primarily relate to the timing of revenue recognition on our long-term product service agreements. Beyond those effects, we expect application of the new guidance will result in increases and decreases in revenue within our segments, which will largely offset and will be immaterial at a total Company level. Following adoption in 2018, our books and records will only reflect the results as required under the new standard limiting our ability to estimate the effect of the standard on our earnings. Given the inherent difficulty in this ongoing estimation of the effect of the standard on any future periods, we do not plan to continue to assess the effect on 2018.

BHGE 2017 FORM 10-K | 63

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

As discussed above, we anticipate a dilutive effect of the new standard in the year of adoption consistent with the effect to the restated 2016 and 2017 results and the effect will be less dilutive for years after initial adoption. However, this expectation is based on many variables, including underlying business performance, which are subject to change, making the effect of the standard on future periods difficult to estimate. Importantly, application of the new guidance has no effect on the cash we expect to receive nor the economics of these contracts.
ASU No. 2016-02, Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU may materially affect our consolidated and combined financial statements.
ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory
In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The effect of the adoption of the standard will depend on the nature and amount of future transactions but is currently expected as an increase to retained earnings of approximately $0.3 billion. Future earnings will be reduced in total by this amount. The effect of the change on future transactions will depend on the nature and amount of future transactions as it will affect the timing of recognition of both tax expenses and tax benefits, with no change in the associated cash flows.
ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net periodic benefit cost by requiring separation between the service cost component and all other components. The service cost component is required to be presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non-operating components must be presented outside of income from operations. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and the presentation disclosure should be applied using a retrospective approach. Early adoption is permitted. We adopted this standard on January 1, 2018. The effect of the adoption of this standard will not have a material impact on our consolidated and combined financial statement.
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. BUSINESS ACQUISITION
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each

BHGE 2017 FORM 10-K | 64

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

contributed their operating assets to a newly formed partnership, BHGE LLC. As a partnership, BHGE LLC will not itself be subject to U.S. federal income tax under current U.S. tax laws. BHGE LLC's foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes stockholders hold an approximate 37.5% interest through the ownership of 100% of our Class A common stock. GE holds its voting interest through our Class B common stock and its economic interest through a corresponding number of common units of BHGE LLC. Former Baker Hughes stockholders immediately after the completion of the Transactions also received a special dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A common stock. GE contributed $7.4 billion to BHGE LLC to fund substantially all of the special dividend.
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
As a result of the Transactions, on July 3, 2017, the Company issued 428 million shares of Class A common stock to the former stockholders of Baker Hughes and 717 million shares of Class B common stock to GE. The issuance of the Company's Class A common stock in connection with the Transactions was registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to BHGE's registration statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by BHGE and declared effective on May 30, 2017. Pursuant to Rule 12g-3(a) under the Exchange Act, BHGE is the successor issuer to Baker Hughes with respect to the common stock of Baker Hughes. Therefore, the Class A common stock is deemed to be registered under Section 12(b) of the Exchange Act, and BHGE is subject to the requirements of the Exchange Act.
Based on the relative voting rights of former Baker Hughes stockholders and GE immediately following completion of the Transactions, and after taking into consideration all relevant facts, GE O&G is considered to be the "acquirer" for accounting purposes. As a result, the Transactions are reported as a business combination using the acquisition method of accounting with GE O&G treated as the "acquirer" and Baker Hughes treated as the "acquired" company.
The tables below present the fair value of the consideration exchanged and the preliminary estimates of the fair value of assets acquired and liabilities assumed and the associated fair value of the noncontrolling interest related to the acquired net assets of Baker Hughes. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to inventory, property, plant and equipment, identifiable intangible assets, equity-method investments, deferred income taxes, uncertain tax positions and contingencies.

Purchase consideration
(In millions, except share and per share amounts)	July 3, 2017
Baker Hughes shares outstanding	426,097,407
Restricted stock units vested upon closing	1,611,566
Total Baker Hughes shares outstanding for purchase consideration	427,708,973
Baker Hughes share price on July 3, 2017 per share	$57.68
Purchase consideration	$24,670
Rollover of outstanding options into options to purchase Class A shares (fair value)	$114
Precombination service of restricted stock units (fair value)	$14
Total purchase consideration	$24,798

BHGE 2017 FORM 10-K | 65

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

Preliminary identifiable assets acquired and liabilities assumed	Estimated fair value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,383
Inventories (1)	1,695
Property, plant and equipment	4,868
Intangible assets (2)	4,123
All other assets	1,544
Liabilities
Accounts payable	$(1,106)
Borrowings	(3,370)
Deferred income taxes (3)	(317)
Liabilities for pension and other postretirement benefits	(655)
All other liabilities	(1,476)
Total identifiable net assets	$11,822
Noncontrolling interest associated with net assets acquired	(76)
Goodwill (4)	13,052
Total purchase consideration	$24,798

(1)
Includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value. Cost of goods sold in 2017 reflects this increased valuation as this inventory was used or sold in the period from July 3, 2017 to December 31, 2017.

(2)
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

	Estimated Fair Value	Estimated Weighted Average Life (Years)
Trademarks - Baker Hughes	$2,100	Indefinite life
Customer-related	1,260	15
Patents and technology	550	10
Trademarks - Other	70	10
Capitalized software	90	3-7
In-process research and development	45	Indefinite life
Favorable lease contracts	8	10
Total	$4,123

(3)
Includes approximately $560 million of net deferred tax liabilities related to the estimated fair value of intangible assets included in the preliminary purchase consideration and approximately $243 million of other net deferred tax assets, including non-U.S. loss carryforwards net of valuation allowances and offsetting liabilities for unrecognized benefits.

(4)
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

During the fourth quarter of 2017, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in a decrease in goodwill of approximately $401 million mostly due to the step-up to fair value of property, plant and equipment of $682 million partially offset by a reduction in intangible assets of $367 million. As a result of the increase in property, plant and equipment and the reduction of intangible assets during the fourth quarter of 2017, we recorded a net increase to

BHGE 2017 FORM 10-K | 66

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

depreciation and amortization expense of $63 million, which adjusts the depreciation and amortization expense to the amount that would have been recorded in previous interim reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. In addition, we reclassified certain balances to conform to our current presentation. Additionally, approximately $343 million of foreign tax credit carryforwards offset with a valuation allowance were recorded related to foreign earnings that were not considered to be permanently reinvested. The acquisition of Baker Hughes contributed revenue of approximately $5,184 million and pretax segment operating income of approximately $256 million for the period from July 3, 2017 through December 31, 2017.
INCOME TAXES
BHGE LLC is treated as a partnership for U.S. federal income tax purposes. As such, BHGE LLC will not itself be subject to U.S. federal income tax under current U.S. tax laws. The members of BHGE LLC will each be required to take into account for U.S. federal income tax purposes their distributive share of the items of income, gain, loss and deduction of BHGE LLC, which generally will include the U.S. operations of both Baker Hughes and GE O&G. BHGE and GE will each be taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by BHGE LLC through subsidiaries, the taxes attributable to those subsidiaries will be reflected in our consolidated and combined financial statements.
MERGER AND RELATED COSTS
During 2017, 2016 and 2015, acquisition costs of $373 million, $33 million and $27 million, respectively, were expensed as incurred and were reported as merger and related costs. Costs in 2017 include severance and other separation payments made to certain executive officers of Baker Hughes related to change-in-control with double trigger provisions in their existing employment agreements, professional fees of advisors, and integration and synergy costs related to the combination of Baker Hughes and GE O&G. The double-trigger provisions resulted in payments to executives of Baker Hughes following two events: a change-in-control and termination or reduction in the responsibilities of the executives. BHGE terminated the employment of certain executives following the business combination.
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

Significant adjustments to the pro forma information below include recognition of non-recurring direct incremental acquisition costs in 2016 and exclusion of those costs from all other years presented; amortization associated with an estimate of the acquired intangible assets; depreciation associated with an estimate of the fair value step-up of property, plant and equipment; and reduction of interest expense for fair value adjustments to debt. A non-recurring contractually obligated termination fee of $3,500 million ($3,301 million net of related costs incurred) received by Baker Hughes due to an inability to obtain antitrust related approvals from a prior merger agreement is recognized in 2016.

BHGE 2017 FORM 10-K | 67

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

	2017	2016
Revenue	$21,921	$23,102
Net loss	(335)	(2,734)
Net loss attributable to the Company	(92)	(998)
Loss per Class A share - basic and diluted (1)	(0.22)	(2.33)

(1)
The calculation of diluted loss per Class A share excludes shares potentially issuable under stock-based incentive compensation plans and the exchange of Class B shares with Class A shares under the Exchange Agreement, as their effect, if included, would be antidilutive.

NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2017	2016
Customer receivables	$4,699	$1,699
Related parties	801	392
Other	844	658
Total current receivables	6,344	2,749
Less: Allowance for doubtful accounts	(330)	(186)
Total current receivables, net	$6,014	$2,563
Customer receivables are recorded at the invoiced amount. The "Other" category primarily consists of advance payments to suppliers, indirect taxes and other tax receivables.
NOTE 4. INVENTORIES
Inventories, net of reserves of $360 million and $260 million in 2017 and 2016, respectively, are comprised of the following at December 31:

	2017	2016
Finished goods	$2,597	$1,585
Work in process and raw materials	1,993	1,639
Total inventories, net	$4,590	$3,224

During 2017 and 2016, we recorded $157 million and $138 million of inventory impairments as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss).

BHGE 2017 FORM 10-K | 68

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2017	2016
Land and improvements (1)	8 - 20 years (1)	$413	$130
Buildings, structures and related equipment	5 - 40 years	3,168	1,344
Machinery, equipment and other	2 - 20 years	6,195	2,916
Total cost		9,776	4,390
Less: Accumulated depreciation		2,817	2,065
Property, plant and equipment, less accumulated depreciation		$6,959	$2,325

(1)	Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $716 million, $311 million and $351 million in 2017, 2016 and 2015, respectively. See "Note 18. Restructuring, impairment and other" for additional information on property, plant and equipment impairments.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2015, gross	$2,885	$3,840	$1,853	$2,043	$10,621
Accumulated impairment at December 31, 2015	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2015	252	2,973	1,853	1,789	6,867
Acquisitions and purchase accounting adjustments		19	(1)		18
Currency exchange and others	(106)	(7)	(38)	(54)	(205)
Balance at December 31, 2016	146	2,985	1,814	1,735	6,680
Acquisition (1)	13,052	—	—	—	13,052
Currency exchange and others	7	49	92	47	195
Balance at December 31, 2017	$13,205	$3,034	$1,906	$1,782	$19,927

(1)	Includes goodwill associated with the acquisition of Baker Hughes. This amount and its allocations to segments are preliminary.
Subsequent to the close of the acquisition of Baker Hughes, we realigned our reporting units to Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS) and Digital Solutions (DS) (refer to "Note 15. Segment Information") and reallocated the goodwill that existed as of June 30, 2017 to the new reportable segments for all historical periods presented. The majority of Baker Hughes business was combined with the GE O&G Surface business to create the new Oilfield Services reporting segment. Our reporting units are the same as our four reportable segments.

BHGE 2017 FORM 10-K | 69

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year, which would include consideration of any segment realignment. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied only when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.  We determined fair values for each of the reporting units using a combination of the market approach and the income approach. We assessed the valuation methodologies based upon the relevance and available data and have weighted the results appropriately.
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

In performing the annual impairment test for goodwill in the third quarter of 2015 using data as of July 1 of that year, we determined that a step two test was required for a reporting unit within our OFS operating segment. As a consequence of the continued pressure on oil prices, the revised expected cash flows for this reporting unit resulted in a goodwill impairment charge of $2,080 million. The impairment charge has been included as part of “Impairment of goodwill” in the consolidated and combined statement of income (loss).
We performed our annual impairment test of goodwill as of July 1, 2017 and July 1, 2016 for all of our reporting units. Based on the results of our step one testing, the fair values of each of the reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.
In addition to our annual impairment testing, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (but not limited to) (i) the results of our impairment testing at the prior annual impairment testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts (and the magnitude thereof), if any, and (iii) declines in our market capitalization below our book value (and the magnitude and duration of those declines), if any. Between July 1, 2017 and December 31, 2017, we have not identified any events or circumstances that could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount. However, there can be no assurances that further sustained declines in macroeconomic or business conditions affecting our industry and businesses (i) will not occur and, (ii) were they to occur, that those further sustained declines will not result in additional impairments in future periods.
As of December 31, 2017, we believe that the goodwill is recoverable for all the reporting units, however, there can be no assurances that the goodwill will not be impaired in future periods.

BHGE 2017 FORM 10-K | 70

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,177	$(440)	$737	$596	$(371)	$225
Customer relationships	3,202	(819)	2,383	1,920	(660)	1,260
Capitalized software	1,130	(697)	433	896	(535)	361
Trade names and trademarks	757	(159)	598	681	(130)	551
Other	10	—	10	1	(1)	—
Finite-lived intangible assets	6,276	(2,115)	4,161	4,094	(1,697)	2,397
Indefinite-lived intangible assets (1)	2,197	—	2,197	52	—	52
Total intangible assets	$8,473	$(2,115)	$6,358	$4,146	$(1,697)	$2,449

(1)	Indefinite-lived intangible assets principally comprise trade names and trademarks acquired in business combinations.
Finite-lived intangible assets increased by $1,764 million for the year ended December 31, 2017, primarily as a result of the acquired Baker Hughes intangible assets offset by amortization during the periods (refer to "Note 2. Business Acquisition").
Indefinite-lived intangible assets increased during the year ended December 31, 2017 as a result of the acquisition of the Baker Hughes trade name which was preliminarily valued at $2,100 million using the relief-from-royalty method. Indefinite-lived intangible assets as of December 31, 2016 comprise trademarks acquired in previous years (Vetco and Bently Nevada trademarks for $42 million and $10 million, respectively).
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from one to 30 years. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $387 million, $239 million and $179 million, respectively. We incurred additional amortization expense of $75 million during the year ended December 31, 2017 due to the acquisition of Baker Hughes.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2018	$432
2019	398
2020	372
2021	326
2022	293

BHGE 2017 FORM 10-K | 71

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 7. CONTRACT ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets are comprised of the following at December 31:

	2017	2016
Long-term product service agreements (1)	$1,410	$1,046
Long-term equipment contract revenue (2)	997	703
Total revenue in excess of billings	2,407	1,749
Deferred inventory costs (3)	338	218
Contract assets	$2,745	$1,967

(1)	Reflects revenue earned in excess of billings on our long-term product service agreements.

(2)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment.

(3)	Represents cost deferral for shipped goods and other costs for which the criteria for revenue recognition has not yet been met.
NOTE 8. BORROWINGS
Short-term and long-term borrowings are comprised of the following at December 31:

	2017		2016
	Amount	Weighted average rate(1)	Amount	Weighted average rate(1)
Short-term borrowings
Short-term bank borrowings	$171	12.6%	$79	9.1%
Current portion of long-term borrowings	639	2.1%	34	1.3%
Short-term borrowings from GE	1,124		121
Other short-term borrowings	103	7.6%	5	1.3%
Total short-term borrowings	2,037		239

Long-term borrowings
3.2% Senior Notes due August 2021 (2)	526	2.5%	—	—
2.773% Senior Notes due December 2022	1,244	2.9%	—	—
8.55% Debentures due June 2024 (2)	135	3.9%	—	—
3.337% Senior Notes due December 2027	1,342	3.4%	—	—
6.875% Notes due January 2029 (2)	308	3.9%	—	—
5.125% Notes due September 2040 (2)	1,311	4.1%	—	—
4.080% Senior Notes due December 2047	1,337	4.1%	—	—
Capital leases	87	7.0%	1	4.5%
Other long-term borrowings	22	1.9%	37	1.2%
Total long-term borrowings	6,312		38
Total borrowings	$8,349		$277

(1)	Weighted average effective interest rate is based on carrying value including step-up adjustment recorded upon the acquisition of Baker Hughes.

(2)	Represents long-term fixed rate debt obligations assumed in connection with the acquisition of Baker Hughes, net of amounts repurchased subsequent to the closing of the Transactions.

BHGE 2017 FORM 10-K | 72

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

On July 3, 2017, in connection with the Transactions, BHGE LLC entered into a new five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the year ended December 31, 2017, there were no borrowings under the 2017 Credit Agreement.
On November 3, 2017, BHGE LLC entered into a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2017, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
On December 11, 2017, BHGE LLC completed a private placement offering $3,950 million aggregate principal amount of Senior Notes, consisting of $1,250 million aggregate principal amount of 2.773% Senior Notes due 2022, $1,350 million aggregate principal amount of 3.337% Senior Notes due 2027 and $1,350 million aggregate principal amount of 4.080% Senior Notes due 2047. These Senior Notes are presented net of issuance costs of $26 million in our consolidated and combined statement of financial position. BHGE LLC will pay interest on each series of Exchange Notes on June 15 and December 15 of each year, beginning on June 15, 2018. The Notes are senior unsecured obligations and rank equal in right of payment to all of BHGE LLC's existing and future senior indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to BHGE LLC's future secured indebtedness, if any, and to all existing and future indebtedness of its subsidiaries. BHGE LLC may redeem, at its option, all or part of the Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption. The Senior Notes contain covenants that restrict BHGE LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits.
BHGE LLC used a portion of the net proceeds from the private placement of the Senior Notes to fund the purchase of $82 million of 7.5% senior notes due 2018, $25 million of 6.0% senior notes due 2018, $6 million of 8.55% debentures due 2024 and $62 million of 6.875% notes due 2029 that were validly tendered in connection with the cash tender offers commenced by BHGE LLC on December 4, 2017. Under the cash tender offer BHGE LLC purchased a further $3 million of 6.875% notes due 2029 in January 2018. BHGE LLC also redeemed in January 2018 all remaining aggregate principal amount of the 2018 Senior Notes of $615 million that were not tendered for purchase in accordance with the relevant indentures. The above transactions resulted in total repurchase of our Senior Notes of $793 million.
BHGE LLC intends to use the remaining net proceeds from the offering of the Senior Notes for general corporate purposes, which may include purchases of BHGE LLC’s common units from us and GE in connection with the share repurchase authorization announced by us on November 6, 2017.
On January 2, 2018, BHGE LLC commenced an offering to exchange $3,950 million of all the outstanding, unregistered senior notes that were issued in a private offering on December 11, 2017, for identical, registered 2.773% Senior Notes due 2022, 3.337% Senior Notes due 2027 and 4.080% Senior Notes due 2047. The exchange offer was completed on January 31, 2018.
Concurrent with the Transactions associated with the acquisition of Baker Hughes on July 3, 2017, Baker Hughes Co-Obligor, Inc. became a co-obligor, jointly and severally with BHGE LLC, on our registered debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHGE LLC that was incorporated for the sole purpose of serving as a co-obligor of debt securities and has no assets or operations other than those related to its sole purpose. Baker Hughes Co-Obligor, Inc. is also a co-obligor of the $3,950 million senior notes issued on December 11, 2017 by BHGE LLC in a private placement.
In connection with our acquisition of Baker Hughes we assumed all the outstanding borrowings including all notes, senior notes, and debentures of Baker Hughes.  A step-up adjustment of $364 million was recorded upon the acquisition of Baker Hughes to present these borrowings at fair value.

BHGE 2017 FORM 10-K | 73

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The estimated fair value of total borrowings at December 31, 2017 and December 31, 2016 was $8,466 million and $303 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ended December 31, 2022, and in the aggregate thereafter, are listed in the table below:

	2018	2019	2020	2021	2022	Thereafter
Total debt	$2,037	$43	$13	$540	$1,255	$4,461
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE, and see "Note 14. Financial Instruments" for additional information about borrowings and associated swaps.
NOTE 9. EMPLOYEE BENEFIT PLANS
GE MULTI-EMPLOYER PLANS

Certain of our U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $132 million, $140 million and $148 million in the years ended December 31, 2017, 2016 and 2015, respectively.
During 2016, two UK pension plans sponsored by us, the 1987 Vetco Gray Hughes Pension Plan and the UK Dresser Pension Scheme, were merged into the GE UK Pension Plan. We agreed to pay deficit contributions for the next 10 years. The estimated present value of these payments is approximately $15 million and is recorded in the consolidated and combined Statement of Financial Position in “All other liabilities.”  Subsequent to that merger, plan participants in these respective plans participate in the GE UK Pension Plan.
DEFINED BENEFIT PLANS
In addition to these GE plans, certain of our employees are also covered by company sponsored pension plans. Our pension plans in 2017 included seven U.S. plans and six non-U.S. pension plans, primarily in the UK, Germany, and Canada, all with pension assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings. We also provide certain postretirement health care benefits ("Other Postretirement Benefits"), through an unfunded plan, to a closed group of U.S. employees who retire and have met certain age and service requirements.
Funded Status
The funded status position represents the difference between the benefit obligation and the plan assets. The projected benefit obligation (PBO) for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (ABO) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.

BHGE 2017 FORM 10-K | 74

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$820	$1,290	$117	$136
Service cost	37	18	2	2
Interest cost	51	34	6	5
Plan amendment	—	—	(23)	(5)
Actuarial loss (gain)	41	39	—	(14)
Benefits paid	(65)	(39)	(13)	(6)
Curtailments	(45)	—	5	(1)
Settlements	(10)	—	—	—
Business acquisition (1)	1,546	—	93	—
Other (2)	(2)	(460)	—	—
Foreign currency translation adjustments	45	(62)	—	—
Benefit obligation at end of year	2,418	820	187	117

Change in plan assets:
Fair value of plan assets at beginning of year	567	915	—	—
Actual return on plan assets	152	43	—	—
Employer contributions	50	50	13	6
Benefits paid	(65)	(39)	(13)	(6)
Settlements	(10)	—	—	—
Business acquisition(1)	1,342	—	—	—
Other (2)	(2)	(358)	—	—
Foreign currency translation adjustments	25	(44)	—	—
Fair value of plan assets at end of year	2,059	567	—	—

Funded status - underfunded at end of year	$(359)	$(253)	$(187)	$(117)

Accumulated benefit obligation	$2,373	$803	$187	$117

(1)	Relates to the acquisition of Baker Hughes on July 3, 2017.

(2)	Two UK pension plans merged into the GE UK pension plan in 2016.
The amounts recognized in the consolidated and combined statements of financial position consist of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Noncurrent assets	$46	$—	$—	$—
Current liabilities	(10)	(4)	(24)	(6)
Noncurrent liabilities	(395)	(249)	(163)	(111)
Net amount recognized	$(359)	$(253)	$(187)	$(117)

BHGE 2017 FORM 10-K | 75

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Projected benefit obligation	$1,692	$820	n/a	n/a
Accumulated benefit obligation	$1,647	$803	$187	$117
Fair value of plan assets	$1,286	$567	n/a	n/a
Net Periodic Cost
The components of net periodic cost are as follows for the years ended December 31:

	Pension Benefits					Other Postretirement Benefits
	2017		2016		2015	2017	2016	2015
Service cost	$37		$18		$24	$2	$2	$3
Interest cost	51		34		49	6	5	6
Expected return on plan assets	(81)		(46)		(65)	—	—	—
Amortization of prior service credit	—		—		—	(3)	(2)	(1)
Amortization of net actuarial loss (gain)	12		14		21	(2)	—	1
Curtailment / settlement loss (gain)	(45)	(2)	(26)	(1)	4	2	(2)	(11)
Net periodic cost	$(26)		$(6)		$33	$5	$3	$(2)

(1)	Primarily associated with two UK plans merging into the GE UK Pension Plan.

(2)
As a result of the acquisition of Baker Hughes, we obtained a non-contributory pension plan (the Baker Hughes Incorporated Pension Plan or BHIPP). During the fourth quarter of 2017, the Compensation Committee of the Board of Directors approved amendments to the BHIPP to close the plan to new participants and freeze accruals of future service-related benefits effective as of December 31, 2017. As a result of these actions, the Company recorded a curtailment gain of $45 million. The curtailment was recorded by the Company during the fourth quarter of 2017 and included in “Other non-operating income (loss), net” in our consolidated and combined statement of income (loss).

Assumptions Used in Benefit Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement and how long they live. To reflect the obligation in today’s dollars, we discount the future payments using a rate that matches the time frame over which the payments will be made. We also need to assume a long-term rate of return that will be earned on investments used to fund these payments.
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	2.99%	3.41%	3.32%	4.00%
Rate of compensation increase	3.82%	4.09%	n/a	n/a

BHGE 2017 FORM 10-K | 76

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

Weighted average assumptions used to determine net periodic cost for these plans are as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.24%	3.83%	3.69%	3.72%	4.25%	4.00%
Expected long-term return on plan assets	6.26%	6.86%	6.91%	n/a	n/a	n/a
We determine the discount rate using a bond matching model, whereby the weighted average yields on high-quality fixed-income securities have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations and pension expense in the following year; higher discount rates reduce the size of the benefit obligation and subsequent-year pension expense.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.
The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in equity attributable to parent and amortized to income in subsequent periods.
Assumed health care cost trend rates can have a significant effect on the amounts reported for Other Postretirement Benefits. As of December 31, 2017, the health care cost trend rate was 6.81%, declining gradually each successive year until it reaches 4.81%. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2017:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components (in thousands)	$854	$(685)
Effect on postretirement welfare benefit obligation (in thousands)	$15,460	$(12,817)

Accumulated Other Comprehensive Loss

The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Net actuarial loss (gain)	$117	$14	$(16)	$(14)
Net prior service credit	—	—	(25)	(3)
Total	$117	$14	$(41)	$(17)
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2018 is $9 million. The estimated net actuarial gain and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2018 is $2 million and $5 million, respectively.
Plan Assets
We have investment committees that meet regularly to review the portfolio returns and to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assist such committees in developing asset allocation strategies to determine our expected rates of return and expected risk for various investment

BHGE 2017 FORM 10-K | 77

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

portfolios. The investment committees considered these strategies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for all major asset classes.
The table below presents the fair value of the pension assets by asset category at December 31:

	2017	2016
Equity securities
U.S. equity securities (1)	$207	$122
Global equity securities (1)	551	149
Debt securities
Fixed income and cash investment funds	658	49
U.S. corporate	70	53
Other debt securities	55	99
Private equities	107	45
Real estate	44	32
Other investments (2)	367	18
Total plan assets	$2,059	$567

(1)	Include direct investments and investment funds.

(2)	Substantially all represented hedge fund and asset allocation fund investments.
Plan assets valued using Net Asset Value (NAV) as a practical expedient amounted to $1,684 million and $228 million as of December 31, 2017 and 2016, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 30%, 28%, and 24% as of December 31, 2017, respectively, and 20%, 7%, and 13% as of December 31, 2016, respectively. Those investments that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $86 million and $25 million in 2017 and 2016, respectively, and those investments were classified within Level 3. The remaining investments were considered Level 1 and 2.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2017, we contributed approximately $50 million. We expect to contribute approximately $44 million to our pension plans in 2018.
We fund our Other Postretirement Benefits on a pay-as-you-go basis. In 2017, we contributed $13 million to these plans. In 2018, we expect to contribute approximately $24 million to fund such benefits.

BHGE 2017 FORM 10-K | 78

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The following table presents the expected benefit payments over the next 10 years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	Pension Benefits	Other Postretirement Benefits
2018	$105	$24
2019	109	22
2020	107	17
2021	111	12
2022	112	10
2023-2027	593	47
Other
As part of the Baker Hughes acquisition, we obtained two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $278 million at December 31, 2017 and are included in our consolidated and combined statement of financial position.
NOTE 10. INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (U.S. tax reform) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings previously deferred from U.S. taxation at a reduced rate of tax (transition tax), establishes a territorial tax system and enacts new taxes associated with global operations.
The impact of U.S. tax reform has been recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Guidance in 2018 could impact the information required for and the calculation of the transition tax charge and could affect decisions that affect the tax on various U.S. and foreign items which would further impact the final amounts included in the transition tax charge and impact the revaluation of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for tax reform could affect the provisional amount. As part of purchase accounting for the Baker Hughes acquisition, we have made preliminary estimates of the fair value of assets acquired and liabilities assumed.  Accordingly, changes to these estimates resulting from the finalization of the fair values may also require us to adjust the provisional impact of U.S. tax reform.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). Because aspects of the new law and the effect on our operations is uncertain and because aspects of the accounting rules associated with this provision have not been resolved, we have not made a provisional accrual for the deferred tax aspects of this provision and consequently have not made an accounting policy election on the deferred tax treatment of this tax.

As a result of enactment of U.S. tax reform, we have recorded a net tax benefit of $132 million in 2017 to reflect our provisional estimate of the revaluation of deferred taxes. We also recorded tax expense of $271 million to reflect our provisional estimate of the transition tax charge on historic foreign earnings. This transition tax charge is completely offset with a tax benefit from a valuation allowance release on foreign tax credits available to offset the tax.

BHGE 2017 FORM 10-K | 79

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The provision or benefit for income taxes is comprised of the following for the years ended December 31:

	2017	2016	2015
Current:
U.S.	$(33)	$(114)	$158
Foreign	408	325	411
Total current	375	211	569
Deferred:
U.S.	(257)	13	(21)
Foreign	(47)	26	(75)
Total deferred	(304)	39	(96)
Provision for income taxes	$71	$250	$473
The geographic sources of income (loss) before income taxes, inclusive of equity in loss of affiliate are as follows for the years ended December 31:

	2017	2016	2015
U.S.	$(1,153)	$(440)	$(2,006)
Foreign	982	1,024	1,848
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$(171)	$584	$(158)
The benefit or provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2017	2016	2015
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$(171)	$584	$(158)
Taxes at the U.S. federal statutory income tax rate	(60)	205	(55)
Effect of foreign operations	(50)	(5)	(137)
Tax impact of partnership structure	167	—	—
Tax impact of dispositions	—	1	(26)
Nondeductible goodwill	—	—	713
Change in valuation allowances	169	28	9
Tax Cuts and Jobs Act enactment	(132)	—	—
Other - net	(23)	21	(31)
Provision for income taxes	$71	$250	$473
Actual income tax rate	(41.5)%	42.8%	(299.4)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

BHGE 2017 FORM 10-K | 80

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2017	2016
Deferred tax assets:
Receivables	$98	$—
Inventory	41	71
Property	144	—
Employee benefits	64	154
Investment in partnership	74	—
Other accrued expenses	91	121
Operating loss carryforwards	1,376	142
Tax credit carryforwards	554	5
Other	243	—
Total deferred income tax asset	2,685	493
Valuation allowances	(2,474)	(87)
Total deferred income tax asset after valuation allowance	211	406
Deferred tax liabilities:
Goodwill and other intangibles	(202)	(845)
Property	—	(62)
Undistributed earnings of foreign subsidiaries	—	(46)
Other	(51)	(9)
Total deferred income tax liability	(253)	(962)
Net deferred tax liability	$(42)	$(556)
At December 31, 2017, we had approximately $129 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law, $395 million of foreign tax credits and $30 million of other credits, the majority of which will expire after tax year 2027 under U.S. tax law. The increase in tax credit carryforwards of approximately $549 million is primarily due to the generation of foreign tax credits under U.S. tax law related to the business acquisition referred to in Note 2 partially offset by the U.S. tax reform transition tax. Additionally, we had $1,376 million of net operating loss carryforwards, of which approximately $319 million will expire within five years, $293 million will expire between six and 20 years, and the remainder can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2017, $2,474 million of valuation allowances are recorded against various deferred tax assets, including foreign net operating losses (NOL) of $1,125 million, U.S. federal and foreign tax credit carryforwards of $524 million, other U.S. NOL's and tax credit carryforwards of $57 million, and certain other U.S. and foreign deferred tax assets of $768 million. The increase of $2,387 million in valuation allowances are primarily related to the business acquisition.
Due to cumulative losses in the U.S., we concluded that valuation allowances were required on the majority of our U.S. net deferred tax assets, including foreign tax credit carryforwards.
Certain other U.S. tax reform provisions could impact the amount of our U.S. valuation allowance assessment. Our assessment is provisional and amounts may be updated as we finalize our accounting for U.S. tax reform in 2018. There are $192 million of deferred tax assets related to foreign net operating loss carryforwards without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Substantially all of our undistributed earnings of our foreign subsidiaries are indefinitely reinvested. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes. Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active

BHGE 2017 FORM 10-K | 81

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

non-U.S. business operations. However, as a result of U.S. tax reform, substantially all of our prior unrepatriated foreign earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate those earnings without incremental U.S. federal tax cost. We expect that any foreign withholding taxes on such a repatriation would generate a U.S. foreign tax credit. We will update our analysis of investment of foreign earnings in 2018 as we consider the impact of U.S. tax reform. As of December 31, 2017, the cumulative amount of indefinitely reinvested foreign earnings is approximately $8.0 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2017, we had $395 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $95 million and $53 million related to interest and penalties, respectively, for total liabilities of $543 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $522 million. The remaining $21 million is offset by deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
We have not provided for any unrecognized tax benefits related to U.S. tax reform in our provisional estimate. The analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for U.S. tax reform could affect the provisional estimate.
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated and combined statements of financial position.

Asset / (Liability)	2017	2016
Balance at January 1	$(94)	$(100)
Balance acquired from Baker Hughes	(326)	—
Additions for tax positions of the current year	(13)	(4)
Additions for tax positions of prior years	(19)	—
Reductions for tax positions of prior years	32	5
Settlements with tax authorities	14	—
Lapse of statute of limitations	11	5
Balance at December 31	$(395)	$(94)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2017, we had approximately $105 million of tax liabilities, net of $2 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
At December 31, 2017, approximately $288 million of tax liabilities for total gross unrecognized tax benefits were included in the noncurrent portion of our income tax liabilities, for which the settlement period cannot be determined, however, it is not expected to be within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate. All Internal Revenue Service examinations have been completed and closed through year end 2015 for the most significant U.S. returns. We believe there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.
NOTE 11. STOCK-BASED COMPENSATION
In July 2017, we adopted the BHGE 2017 Long-Term Incentive Plan (LTI Plan) under which we may grant stock options and other equity-based awards to employees and non-employee directors providing services to the Company and our subsidiaries. A total of up to 57.4 million shares of Class A common stock are authorized for

BHGE 2017 FORM 10-K | 82

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

issuance pursuant to awards granted under the LTI Plan over its term which expires on the date of the annual meeting of the Company in 2027. A total of 53.7 million shares of Class A common stock are available for issuance as of December 31, 2017.
As a result of the acquisition of Baker Hughes, on July 3, 2017, each outstanding Baker Hughes stock option was converted into an option to purchase a share of Class A common stock in the Company. Consequently, we issued 6.8 million stock options which are fully vested. Each converted option is subject to the same terms and conditions as applied to the original option, and the per share exercise price of each converted option was reduced by $17.50 to reflect the per share amount of the special dividend pursuant to the agreement associated with the Transactions. Additionally, as a result of the acquisition of Baker Hughes, there were 1.7 million Baker Hughes restricted stock units (RSUs) that were converted to BHGE RSUs at a fair value of $40.18.
Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
During the year ended December 31, 2017, we issued 2.1 million RSUs and 1.6 million stock options under the LTI Plan. These RSUs and stock options generally vest in equal amounts over a three-year vesting period provided that the employee has remained continuously employed by the Company through such vesting date.
Stock based compensation expense was $37 million in 2017. Included in this amount is $15 million of expense which relates to the acceleration of equity awards upon termination of employment of Baker Hughes employees with change in control agreements, and are included as part of "Merger and related costs" in the consolidated and combined statements of income (loss). As BHGE LLC is a pass through entity, any tax benefit would be recognized by its partners. Due to its cumulative losses, BHGE is unable to recognize a tax benefit on its share of stock related expenses.
Stock Options
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

2017
Expected life (years)	6
Risk-free interest rate	2.1%
Volatility	36.4%
Dividend yield	1.2%
Weighted average fair value per share at grant date	$12.32

BHGE 2017 FORM 10-K | 83

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option (1)
Conversion of Baker Hughes stock options outstanding on July 3, 2017	6,822	$36.17
Granted	1,626	36.62
Exercised	(261)	25.66
Forfeited	(28)	36.89
Expired	(318)	61.21
Outstanding at December 31, 2017	7,841	$35.59
Exercisable at December 31, 2017	6,243	$35.33

(1)	Weighted average exercise price for the converted stock options reflect a reduction of $17.50 for the special dividend.

The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2017 were 4.3 years and 2.9 years, respectively. The maximum contractual term of options outstanding is 9.6 years.

The total intrinsic value of stock options (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) exercised in 2017 was $3 million. There is no income tax benefit realized from stock options exercised in 2017.

There were no options that vested in 2017. As of December 31, 2017, there was $17 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of stock options outstanding at December 31, 2017 was $20 million, all of which relates to options vested and exercisable. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $31.64 of our common stock as of the end of 2017 exceeds the exercise price of the options.

Restricted Stock

In addition to stock options, our officers, directors and key employees may be granted restricted stock awards ("RSA"), which is an award of common stock with no exercise price, or restricted stock units ("RSU"), where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. RSAs and RSUs are subject to cliff or graded vesting, generally ranging over a three year period, or over a one year period for non-employee directors. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant, discounted by the present value of future dividends.
The following table presents the changes of RSUs and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Conversion of Baker Hughes RSUs outstanding on July 3, 2017	1,720	$40.18
Granted	2,121	36.73
Vested	(471)	40.18
Forfeited	(84)	38.09
Unvested balance at December 31, 2017	3,286	$38.01

BHGE 2017 FORM 10-K | 84

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The total intrinsic value of RSUs (defined as the value of the shares awarded at the current market price) vested and outstanding in 2017 was $17 million and $38 million, respectively. The total fair value of RSUs vested in 2017 was $19 million. As of December 31, 2017, there was $98 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. On July 3, 2017, each share of Baker Hughes common stock was converted into one share of Class A common stock in the Company. The number of Class A common stock and Class B common stock shares outstanding at December 31, 2017 is 422 million and 707 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends and any assets in the event of liquidation of the Company.
Former Baker Hughes stockholders immediately after the completion of the Transactions received a special one-time cash dividend of $17.50 per share paid by the Company to holders of record of the Company's Class A common stock. In addition, during 2017 the Company declared and paid regular dividends of $0.17 per share and $0.18 per share to holders of record of the Company's Class A common stock during the quarters ended September 30, 2017 and December 31, 2017, respectively.
The following table presents the changes in number of shares outstanding (in thousands):

	Class A Common Stock	Class B Common Stock
Balance at December 31, 2016	—	—
Issue of shares on business combination at July 3, 2017	427,709	717,111
Issue of shares upon vesting of restricted stock units (1)	290	—
Issue of shares on exercises of stock options(1)	256	—
Stock repurchase program (2) (3)	(6,047)	(10,126)
Balance at December 31, 2017	422,208	706,985

(1)	Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.

(2)
On November 2, 2017, our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of this repurchase are to be used by BHGE to repurchase Class A common stock of the Company on the open market, which if fully implemented would result in the repurchase of approximately $1.1 billion of Class A common stock. The Class B common stock of the Company, that is paired with repurchased common units, was repurchased by the Company at par value. The $3 billion repurchase authorization is the aggregate authorization for repurchases of Class A and Class B common stock together with its paired unit. BHGE LLC had authorization remaining to repurchase up to approximately $2.5 billion of its common units from BHGE and GE at December 31, 2017.

(3)
During 2017, we repurchased and canceled 6,046,735 shares of Class A common stock for a total of $187 million.  We also repurchased and canceled 10,126,467 shares of Class B common stock from GE which is paired together with common units of BHGE LLC for $314 million.

BHGE 2017 FORM 10-K | 85

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$—	$(1,384)	$(2)	$(146)	$(1,532)
Other comprehensive loss before reclassifications	—	(423)	(38)	(12)	(473)
Amounts reclassified from accumulated other comprehensive loss	—	1	37	88	126
Deferred taxes	—		(7)	(22)	(29)
Other comprehensive income (loss)	—	(422)	(8)	54	(376)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(5)	—	(9)	(14)
Balance at December 31, 2016	—	(1,801)	(10)	(83)	(1,894)
Other comprehensive income before reclassifications	41	7	8	45	101
Amounts reclassified from accumulated other comprehensive loss	(39)	—	7	1	(31)
Deferred taxes	2	(10)	(3)	9	(2)
Other comprehensive income (loss)	4	(3)	12	55	68
Less: Other comprehensive income attributable to noncontrolling interests	3	41	2	37	83
Less: Other adjustments	—	—	—	13	13
Less: Reallocation of AOCL based on ownership of GE and previous Baker Hughes stockholders	—	(1,170)	(1)	(63)	(1,234)
Less: Activity related to noncontrolling interest	—	5	—	8	13
Balance at December 31, 2017	$1	$(680)	$1	$(23)	$(701)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2017 and 2016 represent (i) realized gains (losses) on investment securities recorded in other non operating income (loss) (ii) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs and (iii) the amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 9. Employee Benefit Plans" for additional details). Net periodic pension cost is recorded across the various cost and expense line items within the consolidated and combined statement of income (loss).
NONCONTROLLING INTEREST

Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2017, GE owned approximately 62.5% of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	2017	2016
GE's interest in BHGE LLC	$24,324	$—
Other noncontrolling interests	140	167
Total noncontrolling interests	$24,464	$167

BHGE 2017 FORM 10-K | 86

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

(In millions, except per share amounts)	2017	2016	2015
Net income (loss)	$(242)	$334	$(631)
Less: Net income (loss) attributable to GE O&G pre-merger	109	403	(606)
Less: Net loss attributable to noncontrolling interests	(278)	(69)	(25)
Net loss attributable to BHGE	$(73)	$—	$—

Weighted average shares outstanding:
Class A basic & diluted	427
Net loss per share attributable to common stockholders:
Class A basic & diluted	$(0.17)
The allocation of net loss to holders of shares of Class A common stock began following the close of the Transactions on July 3, 2017. Therefore, the earnings per share is Nil for 2016 and 2015. Please refer to "Note 2. Business Acquisition" for proforma earnings per share.
As of July 3, 2017, GE, BHGE and BHGE LLC entered into an Exchange Agreement under which GE is entitled to exchange its holding in Class B common stock and units of BHGE LLC for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of BHGE, an amount of cash equal to the aggregate value of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the year ended December 31, 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
For the year ended December 31, 2017, we excluded outstanding stock options and RSUs from the computation of diluted net income (loss) per share because their effect is antidilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	2017				2016
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$150	$—	$150	$—	$318	$—	$318
Investment securities	81	8	304	393	—	—	—	—
Total assets	81	158	304	543	—	318	—	318

Liabilities
Derivatives	—	(95)	—	(95)	—	(375)	—	(375)
Total liabilities	$—	$(95)	$—	$(95)	$—	$(375)	$—	$(375)

BHGE 2017 FORM 10-K | 87

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

There were no transfers between Level 1, 2 and 3 during 2017.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

Balance at December 31, 2016	$—
Additions as a result of business combination	179
Purchases	186
Proceeds at maturity	(62)
Unrealized gains recognized in accumulated other comprehensive income (loss)	1
Balance at December 31, 2017	$304
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. We hold $127 million of these investment securities on behalf of GE.

	2017				2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Investment securities
Non-U.S. debt securities	$310	$2	$—	$312	$—	$—	$—	$—
Equity securities	81	—	—	81	1	—	—	1
Total	$391	$2	$—	$393	$1	$—	$—	$1
All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature in three years.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2017 and December 31, 2016 approximates their carrying value as reflected in our consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 8. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2017		2016
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$6	$—	$2	$(9)

Derivatives not accounted for as hedges
Currency exchange contracts	144	(95)	316	(366)
Total derivatives	$150	$(95)	$318	$(375)

BHGE 2017 FORM 10-K | 88

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
RISK MANAGEMENT STRATEGY
We buy, manufacture and sell components and products as well as provide services across global markets. These activities expose us to changes in foreign currency exchange rates and commodity prices, which can adversely affect revenue earned and costs of operating our business. When the currency in which we sell equipment differs from the primary currency (known as its functional currency) and the exchange rate fluctuates, it will affect the revenue we earn on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies, along with other monetary assets and liabilities, which expose us to foreign currency gains and losses based on changes in exchange rates. Changes in the price of a raw material that we use in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures.
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
Under hedge accounting, the derivative carrying amount is measured at fair value each period and any resulting gain or loss is recorded in a separate component of equity. Differences between the derivative and the hedged item may cause changes in their fair values to not offset completely, which is referred to as ineffectiveness. When the hedged transaction occurs, these amounts are released from equity, in order that the transaction will be reflected in earnings at the rate locked in by the derivative. The effect of the hedge is reported in the same financial statement line item as the earnings effects of the hedged transaction.
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
These derivatives are marked to fair value through earnings each period. The effects are reported in "Selling, general and administrative expenses" in the consolidated and combined statement of income (loss). In general, the income (loss) effects of the hedged item are recorded in the same consolidated and combined financial statement line as the derivative. The income (loss) effect of economic hedges, after considering offsets related to income (loss) effects of hedged assets and liabilities, is substantially offset by changes in the fair value of forecasted transactions that have not yet affected income (loss).

BHGE 2017 FORM 10-K | 89

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $10.2 billion and $7.1 billion at December 31, 2017 and December 31, 2016, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $3.3 billion at December 31, 2017 and $0.6 billion at December 31, 2016.
The table below provides additional information about how derivatives are reflected in our consolidated and combined financial statements.

Carrying amount related to derivatives	2017	2016
Derivative assets	$150	$318
Derivative liabilities	(95)	(375)
Net derivatives	$55	$(57)
EFFECTS OF DERIVATIVES ON EARNINGS
All derivatives are marked to fair value on our consolidated and combined statement of financial position, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. As discussed in the previous sections, each type of hedge affects the financial statements differently. In some economic hedges, both the hedged item and the hedging derivative offset in earnings in the same period. In other economic hedges, the hedged item and the hedging derivative offset in earnings in different periods. In cash flow, the effective portion of the hedging derivative is offset in separate components of equity and ineffectiveness is recognized in earnings. The table below summarizes these offsets and the net effect on pre-tax earnings.

	2017		2016
	Cash flow hedges	Economic hedges	Cash flow hedges	Economic hedges
Effect on hedging instrument	$8	$121	$38	$(272)
Effect on underlying	(8)	(152)	(38)	102
Effect on earnings (1)	—	(31)	—	(170)

(1)
For cash flow hedges, the effect on earnings, if any, is primarily related to ineffectiveness. For economic hedges on forecasted transactions, the effect on earnings is substantially offset by future earnings on economically hedged items.

Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which

BHGE 2017 FORM 10-K | 90

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI to earnings
	2017	2016	2017	2016
Currency exchange contracts	$8	$(38)	$(7)	$(37)
We expect to transfer an insignificant amount to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At December 31, 2017 and 2016, the maximum term of derivative instruments that hedge forecast transactions was three-years and two-years, respectively. See "Note 12. Equity" for additional information about reclassification out of accumulated other comprehensive income.
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
OILFIELD SERVICES

Oilfield Services provides products and services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production and intervention. Products and services include diamond and tri-cone drill bits, drilling services, including directional drilling technology, measurement while drilling & logging while drilling, downhole completion tools and systems, wellbore intervention tools and services, wireline services, drilling and completions fluids, oilfield and industrial chemicals, pressure pumping, and artificial lift technologies, including electrical submersible pumps.
OILFIELD EQUIPMENT

Oilfield Equipment provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the subsea wellhead to the surface. Products and services include pressure control equipment and services, subsea production systems and services, drilling equipment, and flexible pipeline systems. Oilfield Equipment designs and manufactures onshore and offshore drilling and production systems and equipment for floating production platforms and provides a full range of services related to onshore and offshore drilling activities.
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

BHGE 2017 FORM 10-K | 91

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
SEGMENT RESULTS
Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. The current year results, and balances, may not be comparable to prior years as the current year includes the results of Baker Hughes from July 3, 2017.

Segment revenue	2017	2016	2015
Oilfield Services	$5,851	$799	$1,411
Oilfield Equipment	2,637	3,547	5,060
Turbomachinery & Process Solutions	6,463	6,837	7,985
Digital Solutions	2,309	2,086	2,232
Total	$17,259	$13,269	$16,688

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, merger and related costs, goodwill impairments and certain gains and losses not allocated to the operating segments.

Segment income (loss) before income taxes	2017	2016	2015
Oilfield Services	$71	$(204)	$(79)
Oilfield Equipment	38	320	677
Turbomachinery & Process Solutions	853	1,255	1,684
Digital Solutions	333	355	409
Total segment	1,295	1,726	2,691
Corporate	(373)	(380)	(260)
Inventory impairment and related charges (1)	(244)	(138)	(51)
Restructuring, impairment and other	(412)	(516)	(411)
Goodwill impairment	—	—	(2,080)
Merger and related costs	(373)	(33)	(27)
Other non operating income (loss), net	78	27	100
Interest expense, net	(131)	(102)	(120)
Total	$(160)	$584	$(158)

(1)
Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss). 2017 includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value on acquisition of Baker Hughes as this inventory was used or sold in the six months ended December 31, 2017.

BHGE 2017 FORM 10-K | 92

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

The following table presents total assets by segment at December 31:

Segments assets	2017	2016
Oilfield Services (1)	$32,761	$4,046
Oilfield Equipment	7,682	8,744
Turbomachinery & Process Solutions	9,712	8,565
Digital Solutions	3,831	3,113
Total segment	53,986	24,468
Corporate and eliminations (2)	3,064	(2,747)
Total	$57,050	$21,721

(1)	Goodwill acquired as a result of the Baker Hughes acquisition has been preliminarily allocated to Oilfield Services. See "Note 6. Goodwill and Other Intangible Assets" for further details.

(2)	Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.
The following table presents depreciation and amortization by segment for the years ended December 31:

Segment depreciation and amortization	2017	2016	2015
Oilfield Services	$613	$132	$164
Oilfield Equipment	187	154	178
Turbomachinery & Process Solutions	174	186	138
Digital Solutions	119	78	50
Total Segment	1,093	550	530
Corporate	10	—	—
Total	$1,103	$550	$530
The following tables present consolidated revenue based on the location to where the product is shipped or the services are performed for the years ended December 31, and net property, plant and equipment by its geographic location at December 31.

Revenue	2017	2016	2015
U.S.	$4,350	$3,164	$4,334
Non-U.S.	12,909	10,105	12,354
Total	$17,259	$13,269	$16,688

Property, plant and equipment - net	2017	2016	2015
U.S.	$4,054	$833	$954
Non-U.S.	2,905	1,492	1,600
Total	$6,959	$2,325	$2,554

BHGE 2017 FORM 10-K | 93

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 16. RELATED PARTY TRANSACTIONS
GE and its affiliates have provided and continue to provide a variety of services to us.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company will provide certain services to each other. GE will provide certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we will provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings. We recognized a cost of $28 million for the year ended December 31, 2017 for services provided by GE and its affiliates subsequent to the close of the Transactions.
Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us. Costs of $103 million, $210 million and $180 million for the year ended December 31, 2017, 2016 and 2015, respectively, were recorded in our consolidated and combined statement of income (loss) in respect of services provided by GE and its affiliates prior to the close of the Transactions.
We sold $639 million, $374 million and $329 million of products and services to various GE and its affiliates during the year ended December 31, 2017, 2016 and 2015, respectively. Purchases from GE and its affiliates were $1,512 million, $978 million and $1,225 million during the year ended December 31, 2017, 2016 and 2015, respectively.
EMPLOYEE BENEFITS
Certain of our employees are covered under various GE sponsored employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. Further details are provided in "Note 9. Employee Benefit Plans."
RELATED PARTY BALANCES
In connection with the Transactions, as of July 3, 2017, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. Due to the restricted nature of the majority of this excess cash, we continue to hold this cash on behalf of GE until such cash is unrestricted and available for repayment to GE. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated. Accordingly, on July 3, 2017, we executed a promissory note with GE.  There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. As of December 31, 2017, of the amount due to GE of $1,124 million, $997 million was held in the form of cash and $127 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the consolidated and combined statements of financial position.
RECEIVABLES MONETIZATION
We monetized a portion of our current receivables through programs established for GE and various GE subsidiaries. During the three months ended December 31, 2017, we ceased to participate in the GE receivables monetization program.
Under the receivable monetization program, we factored U.S. and non-U.S. receivables to GE Capital on a recourse and nonrecourse basis pursuant to various factoring and services agreements, purchased directly by Working Capital Solutions (WCS), an operating unit of GE Capital or sold to external investors through WCS agent arranger or buy/sell structures. Under the factoring programs, GE Capital performed a risk analysis and allocated a

BHGE 2017 FORM 10-K | 94

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

nonrecourse credit limit for each customer. If the portfolio exceeded this credit limit, then the receivable was factored with recourse. The evaluation of whether recourse transactions qualify for accounting derecognition is based, in part, upon the legal jurisdiction of the sales, as such, the majority of recourse transactions outside the U.S. qualify for sale treatment. The Company has $116 million and $198 million at December 31, 2017 and December 31, 2016, respectively, of accounts payable to GE that relate to cash collected on current receivables under this monetization program. In addition, prior to the Transactions, we participated in the GE Accounts Receivable (GEAR) program, in which we transferred our receivables into a securitization structure administered by GE Capital through the GE Receivables and Sale Contribution Agreement.
The outstanding balances of receivables that were transferred to GE under WCS administered programs and are accounted for as sales were $225 million and $2,168 million as of December 31, 2017 and 2016, respectively.
Under the programs, we retain the responsibility for servicing the receivables and remitting collections to the owner and the lenders for a fee equal to the prevailing market rate for such services. We have outsourced our servicing responsibilities to GE Capital for a market-based fee and accordingly, no servicing asset or liability has been recorded on the consolidated and combined statements of financial position as of December 31, 2017 and December 31, 2016. Under the programs, we incurred interest expense and finance charges of $59 million, $91 million and $93 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is reflected in the consolidated and combined statements of income (loss).
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for invoices eligible for a cash discount. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the consolidated and combined statements of financial position, was $293 million and $104 million as of December 31, 2017 and December 31, 2016, respectively.
PARENT'S NET INVESTMENT
At December 31, 2016, the remainder of GE's total investment, in excess of our debt from GE, is reflected as equity under the caption "Parent's net investment" in our consolidated and combined statements of financial position. At December 31, 2017, GE's equity ownership is reflected in noncontrolling interest in our consolidated and combined statements of financial position.
OTHER
The Company has $575 million and $228 million of accounts payable at December 31, 2017 and 2016, respectively, for services provided by GE in the ordinary course of business. The Company has $801 million and $392 million of current receivables at December 31, 2017 and 2016, respectively, for services provided to GE in the ordinary course of business.
Prior to the Transactions, GE provided guarantees, letters of credit, and other support arrangements on our behalf. We provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
Prior to the Transactions, a certain number of our employees were granted GE stock options and RSUs under GE's 2007 Long-Term Incentive Plan. Our consolidated and combined financial statements include compensation expense related to these awards for the portion of an employee's vesting period that accrued during employment with us.
INCOME TAXES
At closing, BHGE, GE and BHGE LLC entered into a Tax Matters Agreement. The Tax Matters Agreement governs the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the Transactions, including certain restructuring transactions in connection therewith,

BHGE 2017 FORM 10-K | 95

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

and the respective rights, responsibilities and obligations of GE and BHGE, with respect to various other tax matters. GE will be responsible for certain taxes related to the formation of the transaction undertaken by GE and Baker Hughes and their respective subsidiaries. GE has assumed approximately $33 million of tax obligations of Baker Hughes related to the formation of the transaction.
Following the closing of the Transactions, BHGE or BHGE LLC (or their respective subsidiaries) may be included in group tax returns with GE. To the extent included in such group tax returns, (i) GE will be required to pay BHGE or BHGE LLC to the extent such separate tax returns include net operating losses that are used to reduce taxes payable by GE with respect to the applicable group tax return, and (ii) BHGE or BHGE LLC will be required to make tax sharing payments to GE in an amount intended to approximate the amount that such entity would have paid if it had not been included in such group tax returns and had filed separate tax returns.
The Tax Matters Agreement also provides for the sharing of certain tax benefits (i) arising from the Transactions, including restructuring transactions, and (ii) resulting from allocations of tax items by BHGE LLC. GE is entitled to 100% of these tax benefits to the extent that GE has borne certain taxes related to the formation of the transaction which are currently estimated to be $33 million. Thereafter, these tax benefits will be shared by GE and BHGE in accordance with their economic ownership of BHGE LLC, which will initially be approximately 62.5% and approximately 37.5%, respectively. The sharing of tax benefits generally is expected to result in cash payments by BHGE LLC to its members. Any such cash payments may be subject to adjustment based on certain subsequent events, including tax audits or other determinations as to the availability of the tax benefits with respect to which such cash payments were previously made.
NOTE 17. COMMITMENTS AND CONTINGENCIES
LEASES
At December 31, 2017, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2021 are $156 million, $119 million, $95 million, $76 million and $54 million, respectively, and $188 million in the aggregate thereafter. Rent expense was $360 million, $200 million and $206 million for the years ended December 31, 2017, 2016 and 2015, respectively. We did not enter into any significant capital leases during the three years ended December 31, 2017.
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
A range of total possible losses for all litigation matters cannot be reasonably estimated. Based on a consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows, however, there can be no assurance as to the ultimate outcome of these matters.
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

BHGE 2017 FORM 10-K | 96

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

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
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  On February 8, 2016, the Court conditionally certified certain subclasses of employees for collective action treatment. The parties entered into a settlement agreement which was approved by the Court on December 7, 2017.  The amount of the settlement will not have a material impact on the financial results reported by the Company.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,534,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. At this time, we are not able to predict the outcome of these claims.
On May 10, 2017, a putative class action complaint was filed on behalf of purported Baker Hughes stockholders in the U.S. District Court for the Southern District of Texas challenging the Transaction Agreement and Plan of Merger combining Baker Hughes with GE O&G. The complaint is captioned Booth Family Trust v. Baker Hughes Inc., et al., Civil Action No. 4:17-cv-01457 (S.D. Tex. 2017). The complaint asserted, among other things, claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) against Baker Hughes and the members of its board of directors and challenged the adequacy of the disclosures made in the combined proxy statement/prospectus dated as of May 9, 2017. In addition to certain unspecified damages and reimbursement of costs, the plaintiff sought to enjoin the consummation of the Transactions. On June 21, 2017, the parties reached an agreement in principle to settle the Booth Family Trust litigation in exchange for the Company making certain additional disclosures. Those disclosures were contained in an 8-K filed with the SEC on June 22,

BHGE 2017 FORM 10-K | 97

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

2017. On September 14, 2017, the parties filed a Stipulation of Dismissal with the Court dismissing all remaining claims of the Booth Family Trust with prejudice. The parties agreed to an award of attorney’s fees in an amount that will not have a material impact on the financial results reported by the Company.
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

In late November 2017, staff of the Boston office of the SEC notified GE that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. The scope of the SEC’s request may include some BHGE contracts, mainly in our TPS business. We have provided documents to GE and are cooperating with them in their response to the SEC.
The Company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party and that potentially involve monetary sanctions of $100,000 or greater. In January 2018, Kern County California issued an administrative enforcement order with a proposed penalty of $130,000 for alleged violations of process safety management regulations at a manufacturing facility in Taft, California that is indirectly owned by the Company.
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

BHGE 2017 FORM 10-K | 98

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

ENVIRONMENTAL MATTERS
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. Our cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal are expensed as incurred. Where we have been identified as a potentially responsible party in a U.S. federal or state Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) site, we accrue our share of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.4 billion at December 31, 2017. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2022 of $962 million, $45 million, $42 million, $36 million and $23 million, respectively, and $13 million in the aggregate thereafter.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $412 million, $516 million, and $411 million during the years ended December 31, 2017, 2016 and 2015, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $385 million, $293 million and $314 million for the years ended December 31, 2017, 2016 and 2015, respectively. These restructuring initiatives will generate charges post 2017, and the related estimated remaining charges are approximately $150 million.
These charges are included as part of "Restructuring, impairment and other" in the consolidated and combined statements of income (loss).
The amount of costs not included in the reported segment results is as follows:

	2017	2016	2015
Oilfield Services	$187	$122	$183
Oilfield Equipment	114	52	32
Turbomachinery & Process Solutions	21	58	54
Digital Solutions	34	34	26
Corporate	29	27	19
Total	$385	$293	$314
These costs were primarily related to product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

BHGE 2017 FORM 10-K | 99

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

	2017	2016	2015
Property, plant & equipment, net	$131	$93	$137
Employee-related termination expenses	186	111	103
Asset relocation costs	10	17	14
EHS remediation costs	9	20	17
Contract termination fees	26	37	26
Other incremental costs	23	15	17
Total	$385	$293	$314
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" caption of the consolidated and combined statements of income (loss) was $27 million, $223 million and $97 million for the years ended December 31, 2017, 2016 and 2015, respectively. Other charges include currency devaluation charges of $12 million, $138 million and $63 million for the years ended December 31, 2017, 2016 and 2015, respectively, largely driven by significant currency devaluations in Angola and Nigeria. These markets have minimal currency derivative liquidity which limits our ability to offset these exposures.
NOTE 19. SUPPLEMENTARY INFORMATION
All Other Current Liabilities
All other current liabilities as of December 31, 2017 and 2016 include approximately $881 million and $318 million, respectively, of employee related liabilities.
Product Warranties
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

Balance at December 31, 2016, and 2015, respectively	$74	$100
Provisions	37	29
Expenditures	(44)	(49)
Other (1)	97	(6)
Balance at December 31, 2017, and 2016, respectively	$164	$74

(1)	Includes an increase of $93 million in the year ended December 31, 2017 as a result of the Baker Hughes acquisition.

BHGE 2017 FORM 10-K | 100

Baker Hughes, a GE company
Notes to Consolidated and Combined Financial Statements

NOTE 20. QUARTERLY DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2017
Revenue	$3,111	$3,010	$5,375	$5,763	$17,259
Gross profit (1)	775	542	1,020	875	3,213
Restructuring, impairment and other (2)	42	59	191	119	412
Merger and related costs	66	85	159	63	373
Net income (loss) attributable to Baker Hughes, a GE company	—	—	(104)	30	(73)
Basic earnings (loss) per Class A common share			(0.24)	0.07	(0.17)
Diluted earnings (loss) per Class A common share			(0.24)	0.07	(0.17)
Cash dividend per Class A common share			0.17	0.18	0.35
Common stock market prices:
High			37.91	36.86
Low			32.54	29.73

2016
Revenue	$3,407	$3,322	$3,024	$3,516	$13,269
Gross profit (1)	798	785	730	833	3,146
Restructuring, impairment and other (2)	147	228	77	64	516
Merger and related costs	5	3	2	23	33
Net income (loss) attributable to Baker Hughes, a GE company	—	—	—	—	—

(1)	Represents revenue less cost of sales and cost of services.

(2)
Restructuring, impairment and other costs associated with asset impairments, workforce reductions, facility closures and contract terminations recorded during 2017 and 2016. See "Note 18. Restructuring, Impairment and Other" for further discussion.

BHGE 2017 FORM 10-K | 101

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
In a presentation at the Barclays Industrial Select Conference held February 21, 2018, GE Chief Financial Officer Jamie Miller, in a response to a question regarding BHGE and the scheme of GE’s divestment program, stated “at this point in time, we have no intent to change anything or execute prior to the expiration of any of the lockup periods.”
Subsequent to the filing of our Form 8-K with the SEC on January 24, 2018 announcing the results for the fourth quarter and full year of 2017, in the performance of our financial reporting control procedures, the Company identified an error relating to the calculation of the loss attributable to noncontrolling interest (NCI). The NCI calculation reflects the sharing of net income, taxes, and the impact of U.S. tax reform with our noncontrolling shareholders and, in this case, impacts only the BHGE financial statements. This resulted in an understatement of the net income attributable to BHGE of $59 million in the Form 8-K for the fourth quarter and full year of 2017. Net income attributable to BHGE for the fourth quarter of 2017, which was previously reported as a loss of $29 million (loss of $0.07 per share) in the Form 8-K, is $30 million (income of $0.07 per share). Net loss attributable to BHGE for the full year of 2017, which was previously reported as a loss of $132 million (loss of $0.31 per share) in the Form 8-K, is $73 million (loss of $0.17 per share). We have reflected this change within our consolidated and combined financial statements in this Form 10-K including updated quarterly data in Note 20 to the consolidated and combined financial statements in Item 8 herein.

BHGE 2017 FORM 10-K | 102

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct, The Spirit and The Letter, and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2017 ("Proxy Statement"), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this annual report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which section is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information for this item is set forth in the following sections of our Proxy Statement, which sections are incorporated herein by reference: "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and our management is set forth in the sections entitled "Stock Ownership of Certain Beneficial Owners" and “Stock Ownership of Section 16(a) Director and Executive Officers”) in our Proxy Statement, which sections are incorporated herein by reference.

We permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Exchange Act. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company's stock over a set period of time. Any such plan must be entered into in good faith at a time when the individual is not in possession of material, nonpublic information. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual's subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have and may enter into stock sales plans for the sale of shares of our Class A common stock which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. In addition, the Company has and may in the future enter into repurchases of our Class A common stock under a plan that complies with Rule 10b5-1 or Rule 10b-18 of the Exchange Act.
Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2017 with respect to shares of our Class A common stock that may be issued under our LTI Plan which has been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans	1.6	$36.61	53.7
Nonstockholder-approved plans	—	—	—
Total	1.6	$36.61	53.7

BHGE 2017 FORM 10-K | 103

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is set forth in the sections entitled "Corporate Governance-Director Independence" and "Certain Relationships and Related Party Transactions" in our Proxy Statement, which sections are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services is set forth in the section entitled "Fees Paid to Deloitte & Touche LLP, KPMG LLP and KPMG S.p.A." in our Proxy Statement, which section is incorporated herein by reference.

BHGE 2017 FORM 10-K | 104

PART IV
ITEM 15. EXHIBITS
(a) List of Documents filed as part of this annual report.
(1) Financial Statements
All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.
(2) Exhibits
Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an "*" are filed as an exhibit to this annual report on Form 10-K and exhibits designated with an "**" are furnished as an exhibit to this annual report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Exhibit Description
2.1
Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc. and Bear MergerSub, Inc. (incorporated by reference to Annex A to the proxy statement that forms a part of Baker Hughes, a GE company's registration statement on Form S-4 (File No. 333-216991) initially filed on March 29, 2017, and declared effective on May 30, 2017).

2.2
Amendment, dated as of March 27, 2017, to the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc., Bear MergerSub, Inc., BHI Newco, Inc. and Bear MergerSub 2, Inc. (incorporated by reference to Annex A-II to the proxy statement that forms a part of Baker Hughes, a GE company’s registration statement on Form S-4 (File No. 333-216991) initially filed on March 29, 2017, and declared effective on May 30, 2017).

3.1	Amended and Restated Certificate of Incorporation of Baker Hughes, a GE company (filed as Exhibit 3.1 to the Current Report of Baker Hughes, a GE company on Form 8-K12B filed on July 3, 2017).
3.2
Second Amended and Restated Bylaws of Baker Hughes, a GE company dated July 3, 2017 (incorporated by reference to Exhibit 3.2 to the Quarterly Report of Baker Hughes, a GE company on Form 10-Q for the quarter ended September 30, 2017).

4.1
Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes, a GE company, LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Baker Hughes Incorporated’s Current Report on Form 8-K filed on October 29, 2008).

4.2
First Supplemental Indenture, dated as of August 17, 2011, between Baker Hughes Incorporated (as predecessor to Baker Hughes, a GE company, LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of Notes) (incorporated by reference to Exhibit 4.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on August 23, 2011).

4.3
Second Supplemental Indenture, dated July 3, 2017, to the Indenture dated as of October 28, 2008, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Baker Hughes, a GE company’s Current Report on Form 8-K12B filed on July 3, 2017).

4.4
Third Supplemental Indenture, dated December 11, 2017, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the forms of 2.773% senior notes due 2022, 3.337% senior notes due 2027 and 4.080% senior notes due 2047) (incorporated by reference to Exhibit 4.3 to Baker Hughes, a GE company’s Current Report on Form 8-K filed on December 12, 2017)

4.5
Indenture, dated May 15, 1994, between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (incorporated by reference to Exhibit 4.4 to the Annual Report of Baker Hughes, a GE company, LLC on Form 10-K for the year ended December 31, 2004).

4.6
First Supplemental Indenture to the Indenture dated as of May 15, 1994, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Baker Hughes, a GE company’s Current Report on Form 8-K12B filed on July 3, 2017).

BHGE 2017 FORM 10-K | 105

4.7
Sixth Supplemental Indenture to the Indenture dated as of June 8, 2006, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC, Baker Hughes International Branches, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Baker Hughes, a GE company’s Current Report on Form 8-K12B filed on July 3, 2017).

10.1
Stockholders Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company and General Electric Company (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.2
Amendment to the Stockholders Agreement, dated as of October 2, 2017, between Baker Hughes, a GE company and General Electric Company (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on October 2, 2017).

10.3
Registration Rights Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company and General Electric Company (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.4
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes, a GE company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.3 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.5
Amended and Restated Limited Liability Company Agreement of Baker Hughes, a GE company, LLC, dated as of July 3, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.6
Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes, a GE company, EHHC Newco, LLC and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.5 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.7
Non-Competition Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (incorporated by reference to Exhibit 10.6 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.8
Channel Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (incorporated by reference to Exhibit 10.7 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.9
IP Cross License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.8 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.10
Trademark License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.9 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.11
GE Digital Master Products and Services Agreement, dated as of July 3, 2017, between GE Digital LLC and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.10 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.12
Supply Agreement, dated as of July 3, 2017, between General Electric Company, as Seller, and Baker Hughes, a GE company, LLC, as Buyer (incorporated by reference to Exhibit 10.12 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.13
Supply Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company, LLC, as Seller, and General Electric Company, as Buyer (incorporated by reference to Exhibit 10.13 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.14
Equity Repurchase Agreement, dated as of November 6, 2017, by and among General Electric Company, Baker Hughes, a GE company, and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on November 7, 2017).

10.15
Credit Agreement, dated as of July 3, 2017, among Baker Hughes, a GE company, LLC, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.14 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.16+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.17+	Baker Hughes, a GE company 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

BHGE 2017 FORM 10-K | 106

10.18+
Baker Hughes, a GE company Executive Officer Short-Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).

10.19+	Baker Hughes, a GE company Severance Benefits Plan (incorporated by reference to Exhibit 10.23 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.20+	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.17 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.21+*	Form of Stock Option Award Agreement dated January 2018.
10.22+	Form of Senior Executive Stock Option Award Agreement (incorporated by reference to Exhibit 10.18 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.23+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.24+*	Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2018.
10.25+*	Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2018.
10.26+	Form of Senior Executive Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.27+*	Form of Senior Executive Performance Share Award Agreement (Performance Metric of Return on Invested Capital) dated January 2018.
10.28+*	Form of Senior Executive Performance Share Award Agreement (Performance Metric of Total Shareholder Return) dated January 2018.
10.29+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to the Current Report of Baker Hughes, a GE company on Form 8-K12B dated July 3, 2017).
10.30+*	Form of Director Restricted Stock Unit Award Agreement dated January 2018.
10.31+	Baker Hughes, a GE company Non-Employee Director Deferral Plan (filed as Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on August 4, 2017).
10.32+
Offer Letter between Baker Hughes, a GE company and Lorenzo Simonelli, dated as of August 1, 2017 (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on August 4, 2017).

10.33+*	Letter Agreement between Baker Hughes, a GE company and Belgacem Chariag, dated as of January 2, 2018.
10.34+
Form of Amended and Restated Change in Control Agreement between Baker Hughes Incorporated and each of the executive officers effective as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.35+
Amendment and Restatement of the Baker Hughes Incorporated Change in Control Severance Plan effective as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.36+
Form of Change in Control Agreement between Baker Hughes Incorporated and certain of the executive officers effective as of July 16, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2012).

10.37+
Form of Executive Loyalty, Confidentiality, Non-Solicitation, and Non-Competition Agreement between Baker Hughes Incorporated and certain of the executive officers (incorporated by reference to Exhibit 10.3 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.38+
Baker Hughes Incorporated Director Retirement Policy for Certain Former Members of the Board of Directors of Baker Hughes Incorporated (incorporated by reference to Exhibit 10.10 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.39+
Amendment and Restatement of the Baker Hughes Incorporated Executive Severance Plan effective as of May 24, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on May 25, 2016).

10.40+
Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on December 20, 2011).

10.41+
Amended and Restated Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan effective April 24, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 29, 2014).

BHGE 2017 FORM 10-K | 107

10.42+
Amended and Restated Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 29, 2014).

10.43+
Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers (incorporated by reference to Exhibit 10.30 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.44+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.70 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.45+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.6 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.46+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.6 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.47+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.33 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.48+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.71 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.49+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.7 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.50+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (incorporated by reference to Exhibit 10.7 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.51+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers with a three-year graded vesting (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 31, 2017).

10.52+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers with a three-year cliff vesting (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 31, 2017).

10.53+
Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (incorporated by reference to Exhibit 10.41 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2005).

10.54+
Form of Baker Hughes Incorporated Performance Based Restricted Stock Unit Award Agreement and Terms and Conditions for officers with a three-year cliff vesting (incorporated by reference to Exhibit 10.3 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 31, 2017).

10.55+
Letter Agreement between Baker Hughes Incorporated and Kimberly A. Ross dated December 30, 2016 (incorporated by reference to Exhibit 10.7 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2016).

10.56+
Letter Agreement between Baker Hughes Incorporated and Alan R. Crain dated July 29, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2016).

10.57+*	Baker Hughes, a GE company Bonus Deferral Plan effective October 26, 2017.
10.58
Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (incorporated by reference to Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2*	Consent of KPMG S.p.A.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

BHGE 2017 FORM 10-K | 108

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

BHGE 2017 FORM 10-K | 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES, A GE COMPANY

Date:	February 23, 2018	/s/ LORENZO SIMONELLI
Lorenzo Simonelli Chairman, President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lorenzo Simonelli and Brian Worrell and William D. Marsh, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2018.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ BRIAN WORRELL	Chief Financial Officer
(Brian Worrell)	(principal financial officer)

/S/ KURT CAMILLERI	Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)

BHGE 2017 FORM 10-K | 110

/s/ W. GEOFFREY BEATTIE	Lead Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CLARENCE P. CAZALOT, JR.	Director
(Clarence P. Cazalot, Jr.)

/s/ MARTIN S. CRAIGHEAD	Vice Chairman of the Board
(Martin S. Craighead)

/s/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/s/ JAMIE S. MILLER	Director
(Jamie S. Miller)

/s/ JAMES J. MULVA	Director
(James J. Mulva)

/s/ JOHN G. RICE	Director
(John G. Rice)

BHGE 2017 FORM 10-K | 111