Form 10-Q
period 2017-03-31
Baker Hughes a GE Co
filed 2018-04-27
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38143
Baker Hughes, a GE company
(Exact name of registrant as specified in its charter)

Delaware	81-4403168
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield, Houston, Texas - 77073-5101
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐ NO ☑
As of April 18, 2018, the registrant had outstanding 416,411,724 shares of Class A Common Stock, $0.0001 par value per share and 696,460,382 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes, a GE company

BHGE 2018 First Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Revenue:
Sales of goods	$3,160	$2,239
Sales of services	2,239	825
Total revenue	5,399	3,064

Costs and expenses:
Cost of goods sold	2,800	1,846
Cost of services sold	1,758	532
Selling, general and administrative expenses	674	492
Restructuring, impairment and other	162	42
Merger and related costs	46	66
Total costs and expenses	5,440	2,978
Operating income (loss)	(41)	86
Other non operating income, net	2	8
Interest expense, net	(46)	(20)
Income (loss) before income taxes and equity in loss of affiliate	(85)	74
Equity in loss of affiliate	(20)	—
Benefit (provision) for income taxes	86	(8)
Net income (loss)	(19)	66
Less: Net income attributable to GE O&G pre-merger	—	68
Less: Net loss attributable to noncontrolling interests	(89)	(2)
Net income attributable to Baker Hughes, a GE company	$70	$—

Per share amounts:
Basic earnings per Class A common stock	$0.17
Diluted earnings per Class A common stock	0.17

Cash dividend per Class A common stock	$0.18
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE 2018 First Quarter FORM 10-Q | 1

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income (loss)	$(19)	$66
Less: Net income attributable to GE O&G pre-merger	—	68
Less: Net loss attributable to noncontrolling interests	(89)	(2)
Net income attributable to Baker Hughes, a GE company	70	—
Other comprehensive income (loss):
Investment securities	—	26
Foreign currency translation adjustments	312	46
Cash flow hedges	7	4
Benefit plans	(3)	(1)
Other comprehensive income	316	75
Less: Other comprehensive income attributable to GE O&G pre-merger	—	73
Less: Other comprehensive income attributable to noncontrolling interests	198	2
Other comprehensive income attributable to Baker Hughes, a GE company	118	—
Comprehensive income	297	141
Less: Comprehensive income attributable to GE O&G pre-merger	—	141
Less: Comprehensive income attributable to noncontrolling interests	109	—
Comprehensive income attributable to Baker Hughes, a GE company	$188	$—
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE 2018 First Quarter FORM 10-Q | 2

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash (1)	$5,631	$7,030
Current receivables, net	5,865	6,015
Inventories, net	4,696	4,507
All other current assets	862	872
Total current assets	17,054	18,424
Property, plant and equipment (net of accumulated depreciation of $3,049 and $2,817)	6,593	6,959
Goodwill	20,435	19,927
Other intangible assets, net	6,203	6,358
Contract and other deferred assets	1,931	2,044
All other assets	1,718	2,073
Deferred income taxes	1,287	715
Total assets (1)	$55,221	$56,500
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,439	$3,377
Short-term debt and current portion of long-term debt (1)	1,176	2,037
Progress collections and deferred income	1,676	1,775
All other current liabilities	2,034	2,038
Total current liabilities	8,325	9,227
Long-term debt	6,296	6,312
Deferred income taxes	424	490
Liabilities for pensions and other postretirement benefits	1,172	1,172
All other liabilities	909	889
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 416 issued and outstanding as of March 31, 2018	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 696 issued and outstanding as of March 31, 2018	—	—
Capital in excess of par value	14,845	15,083
Retained loss	(8)	(103)
Accumulated other comprehensive loss	(585)	(703)
Baker Hughes, a GE company equity	14,252	14,277
Noncontrolling interests	23,843	24,133
Total equity	38,095	38,410
Total liabilities and equity	$55,221	$56,500

(1)
Total assets include $992 million and $1,124 million of assets held on behalf of GE, of which $836 million and $997 million is cash and cash equivalents and $156 million and $127 million is investment securities at March 31, 2018 and December 31, 2017, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE 2018 First Quarter FORM 10-Q | 3

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$—	$—	$15,083	$—	$(103)	$(703)	$24,133	$38,410
Effect of adoption of ASU 2016-16 on taxes (1)					25		42	67
Comprehensive income (loss):
Net income (loss)					70		(89)	(19)
Other comprehensive income						118	198	316
Cash dividend ($0.18 per share)			(76)				(127)	(203)
Repurchase and cancellation of Class A and Class B common stock			(187)				(313)	(500)
Stock-based compensation cost			30					30
Other			(5)				(1)	(6)
Balance at March 31, 2018	$—	$—	$14,845	$—	$(8)	$(585)	$23,843	$38,095

(1)	See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for further details.

(In millions)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$—	$—	$—	$16,001	$—	$(1,888)	$167	$14,280
Comprehensive income (loss):
Net income (loss)				68			(2)	66
Other comprehensive income						73	2	75
Changes in Parent's net investment				221				221
Other							10	10
Balance at March 31, 2017	$—	$—	$—	$16,290	$—	$(1,815)	$177	$14,652
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE 2018 First Quarter FORM 10-Q | 4

Baker Hughes, a GE company
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows from operating activities:
Net income (loss)	$(19)	$66
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	388	132
Provision for deferred income taxes	(233)	(115)
Changes in operating assets and liabilities:
Current receivables	125	(18)
Inventories	(134)	24
Accounts payable	101	(16)
Progress collections and deferred income	(124)	(130)
Contract and other deferred assets	140	(222)
Other operating items, net	50	(67)
Net cash flows from (used in) operating activities	294	(346)
Cash flows from investing activities:
Expenditures for capital assets	(177)	(76)
Proceeds from disposal of assets	108	8
Other investing items, net	(65)	1
Net cash flows used in investing activities	(134)	(67)
Cash flows from financing activities:
Net borrowings (repayments) of short-term debt and other borrowings	(181)	227
Repayment of long-term debt	(648)	—
Net transfer from Parent	—	228
Dividends paid	(76)	—
Distributions to noncontrolling interest	(127)	—
Repurchase of Class A common stock	(190)	—
Repurchase of GE common units by BHGE LLC	(323)	—
Other financing items, net	(8)	2
Net cash flows from (used in) financing activities	(1,553)	457
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(6)	2
Increase (decrease) in cash, cash equivalents and restricted cash	(1,399)	46
Cash, cash equivalents and restricted cash, beginning of period	7,030	981
Cash, cash equivalents and restricted cash, end of period	$5,631	$1,027
Supplemental cash flows disclosures:
Income taxes paid	$82	$48
Interest paid	$72	$8

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE 2018 First Quarter FORM 10-Q | 5

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company (the Company, BHGE, we, us, or our), was formed on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated, a Delaware corporation (Baker Hughes), and the oil and gas business (GE O&G) of General Electric Company (GE). On July 3, 2017, we completed the combination of GE O&G and Baker Hughes (the Transactions) resulting in substantially all of the business of GE O&G and of Baker Hughes being transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC). GE has approximately 62.5% of economic interest in BHGE LLC and the Company has approximately 37.5% economic interest in BHGE LLC, held indirectly. We are a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 64,000 employees.
BASIS OF PRESENTATION
BHGE, through two wholly owned subsidiaries, holds a minority economic interest in BHGE LLC, however, we conduct and exercise full control over all activities of BHGE LLC, without the approval of any other member. Accordingly, we consolidate the financial results of BHGE LLC and report a noncontrolling interest in our condensed consolidated and combined financial statements for the economic interest in BHGE LLC not held by us. We consider BHGE LLC to be a consolidated variable interest entity (VIE). We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov. The current period results of operations may not be comparable to prior periods as the current period includes the results of Baker Hughes.
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
The Company's financial statements have been prepared on a consolidated basis, effective July 3, 2017, following consummation of the Transactions. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All subsequent periods will also be presented on a consolidated basis. For all periods prior to July 3, 2017, the Company's financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its Oil & Gas business and contributed to BHGE LLC as part of the Transactions (refer to "Note 3. Business Acquisition" for further details on the Transactions). Additionally, it also includes certain assets, liabilities and results of operations of other businesses of GE that were also contributed to BHGE LLC as part of the Transactions on a fully retrospective basis (in accordance with the guidance applicable to transactions between entities under common control) based on their carrying values, as reflected in the accounting records of GE. The condensed consolidated and combined statements of income reflect intercompany expense allocations made to us by GE for certain corporate functions and for shared services provided by GE. See "Note 16. Related Party Transactions" for further information on expenses allocated by GE. The historical financial results in the condensed consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods.
The GE O&G numbers in the condensed consolidated and combined statements of income (loss) have been reclassed to conform to the current presentation. We believe that the current presentation is a more appropriate presentation of the combined businesses. Merger and related costs includes all costs associated with the Transactions. Refer to "Note 3. Business Acquisition" for further details.

BHGE 2018 First Quarter FORM 10-Q | 6

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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our condensed consolidated and combined financial statements from our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) for the discussion of our significant accounting policies. Please refer to 'New Accounting Standards Adopted' section of this Note for changes to our accounting policies.
Cash, Cash Equivalents and Restricted Cash
As of March 31, 2018, and December 31, 2017, we had $1,124 million and $1,190 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts is $655 million and $764 million, as of March 31, 2018 and December 31, 2017, respectively, held on behalf of GE.
Cash, cash equivalents and restricted cash includes a total of $836 million and $997 million of cash at March 31, 2018 and December 31, 2017, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

As a result of adopting Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows: Restricted Cash, we reclassified our restricted cash of $7 million from ‘all other assets’ to cash, cash equivalents and restricted cash as of December 31, 2017. At March 31, 2018, we continue to hold $7 million of cash that is restricted in nature as it legally cannot be used unless certain conditions are satisfied by us.
NEW ACCOUNTING STANDARDS ADOPTED
On January 1, 2018, we adopted the FASB ASU No. 2014-09, Revenue from Contracts with Customers, and the related amendments (ASC 606). We elected to adopt the new standard using the full retrospective method, where the standard was applied to each prior reporting period presented and the cumulative effect of applying the standard was recognized at January 1, 2016. This standard requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we changed the presentation of our financial statements, including: (1) timing of revenue recognition, and (2) changes in classification between revenue and costs. The standard has no cash impact and, as such, does not affect the economics of our underlying customer contracts. Our policy on recognizing revenue is as follows:
Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time

We recognize revenue on agreements for sales of goods manufactured to unique customer specifications, including long-term construction projects, on an over-time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We begin to recognize revenue on these contracts when the contract specific inventory becomes customized for a customer, which is reflective of our initial transfer of control of the incurred costs. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

BHGE 2018 First Quarter FORM 10-Q | 7

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Our billing terms for these over-time contracts vary, but are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.
Performance Obligations Satisfied at a Point In Time

We recognize revenue for non-customized equipment at the point in time that the customer obtains control of the good, which is no earlier than when the customer has physical possession of the product. Equipment for which we recognize revenue at a point in time include goods we manufacture on a standardized basis for sale to the market. We use proof of delivery for certain large equipment with more complex logistics associated with the shipment, whereas the delivery of other equipment is determined based on historical data of transit times between regions.

On occasion we sell products with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur.

Our billing terms for these point in time equipment contracts vary, but are generally based on shipment of the goods to the customer.

Revenue from Sale of Services
Performance Obligations Satisfied Over Time

We sell product services under long-term product maintenance or extended warranty agreements in our Turbomachinery & Process Solutions and Oilfield Equipment segments. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (drilling rigs, gas or steam turbine or a combined cycle). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on other than a straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss is probable. BHGE utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned.

Our billing terms for these contracts are generally based on achieving certain milestones or upon the occurrence of a major maintenance event within the contract. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.
Performance Obligations Satisfied at a Point In Time

We sell certain tangible products, largely spare equipment, through our services business. We recognize revenues for this equipment at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer. Our billing terms for these point in time service contracts vary, but are generally based on shipment of the goods to the customer.
Impact of Adoption
As a result of the adoption of the standard, the timing of revenue recognition on our long-term product service agreements is affected. Although we continue to recognize revenue over time on these contracts, there are changes to how contract modifications, termination clauses and purchase options are accounted for by us. In

BHGE 2018 First Quarter FORM 10-Q | 8

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

particular, under the previous standard, the cumulative impact from a contract modification on revenue already recorded is recognized in the period in which the modification is agreed. Under the new standard, the impact from certain types of modifications is recognized over the remaining life of the contract.
The change in historical periods to our statements of income (loss) related to the adoption of the standard is summarized below (in millions, except per share amounts):

	Three Months Ended				Year Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2017	December 31, 2016
Revenue:
Sales of goods	$86	$13	$37	$27	$163	$(26)
Sales of services	(50)	(86)	(33)	(74)	(243)	(161)
Total revenue	36	(73)	4	(47)	(80)	(187)

Operating loss	(14)	(64)	(6)	(91)	(175)	(226)

Net income (loss)	1	(84)	(10)	(57)	(150)	(149)
Net income (loss) attributable to BHGE	1	(31)	—	—	(30)	—

Per share amounts:
Basic and diluted loss per Class A common stock	—	(0.07)			(0.07)
The increase (decrease) to our statement of financial position related to the adoption of the standard is summarized below:

December 31, 2017
ASSETS
Current receivables, net	$1
Inventories, net	(83)
Contract and other deferred assets	(701)
Deferred income taxes	233

LIABILITIES AND EQUITY
Progress collections and deferred income	$394
All other current liabilities	(64)
Deferred income taxes	(34)
All other liabilities	(83)
Baker Hughes, a GE company equity	(432)
Noncontrolling interests	(331)

The cumulative impact to our retained earnings (included in our net parent investment) as of January 1, 2016 was a reduction of $432 million.
On January 1, 2018, we adopted the FASB ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminated the deferral of tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes are recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The effect of the adoption of the standard was an increase to retained earnings of $25 million and an increase to noncontrolling interest of $42 million as of January 1, 2018 with no other impact to our financial statements. Future earnings will be reduced in total by this amount. The effect of

BHGE 2018 First Quarter FORM 10-Q | 9

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

the change on future transactions will depend on the nature and amount of future transactions as it will affect the timing of recognition of both tax expenses and tax benefits, with no change in the associated cash flows.
On January 1, 2018, we adopted the FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the income statement presentation of net periodic benefit cost by requiring separation between the service cost component and all other components. The service cost component is presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non operating components are presented outside of income from operations.
The change in historical periods to our statements of income (loss) related to the adoption of ASU No. 2017-07 is summarized below:

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017	December 31, 2016
Operating income (loss)	$(5)	$2	$(1)	$24
Non operating income (loss)	5	(2)	1	(24)
NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive earnings may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. We are evaluating the effect of the standard on our financial statements.

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

BHGE 2018 First Quarter FORM 10-Q | 10

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended March 31,
Total Revenue	2018	2017
U.S.	$1,483	$721
Non-U.S.	3,916	2,343
Total	$5,399	$3,064
REMAINING PERFORMANCE OBLIGATION
As of March 31, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $21.3 billion. We expect to recognize revenue of approximately 45%, 60% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively and the remaining thereafter.

As part of our adoption of ASC 606, we elected to not disclose the amount of transaction price allocated to remaining performance obligation for the periods prior to adoption.
NOTE 3. BUSINESS ACQUISITION
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. As a partnership, BHGE LLC is not itself subject to U.S. federal income tax under current U.S. tax laws. BHGE LLC's foreign subsidiaries, however, have incurred current and deferred foreign income taxes. As of March 31, 2018, GE holds an approximate 62.5% controlling interest in this partnership and our stockholders hold an approximate 37.5% interest through the ownership of 100% of our Class A common stock. GE holds its voting interest through our Class B common stock and its economic interest through a corresponding number of common units of BHGE LLC.
Based on the relative voting rights of our stockholders and GE immediately following completion of the Transactions, and after taking into consideration all relevant facts, GE O&G is considered to be the "acquirer" for accounting purposes. As a result, the Transactions are reported as a business combination using the acquisition method of accounting with GE O&G treated as the "acquirer" and Baker Hughes treated as the "acquired" company. The fair value of the consideration exchanged was $24,798 million.
The tables below present the preliminary estimates of the fair value of assets acquired and liabilities assumed and the associated fair value of the noncontrolling interest related to the acquired net assets of Baker Hughes. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts, which may differ materially from these preliminary estimates, will continue to be refined and will be finalized as soon as possible, but no later than one year from the acquisition date. The primary areas of the preliminary estimates that are not yet finalized relate to inventory, property, plant and equipment, identifiable intangible assets, equity-method investments, deferred income taxes, uncertain tax positions and noncontrolling interest associated with net assets acquired.

BHGE 2018 First Quarter FORM 10-Q | 11

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Preliminary identifiable assets acquired and liabilities assumed	Estimated fair value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,342
Inventories	1,706
Property, plant and equipment	4,571
Intangible assets (1)	4,078
All other assets	1,596
Liabilities
Accounts payable	(1,209)
Borrowings	(3,370)
Deferred income taxes (2)	(326)
Liabilities for pension and other postretirement benefits	(654)
All other liabilities	(1,424)
Total identifiable net assets	$11,443
Noncontrolling interest associated with net assets acquired	(76)
Goodwill (3)	13,431
Total purchase consideration	$24,798

(1)
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

	Estimated Fair Value	Estimated Weighted Average Life (Years)
Trade name - Baker Hughes	$2,100	Indefinite life
Customer relationships	1,320	15
Patents and technology	465	10
In-process research and development	70	Indefinite life
Capitalized software	62	3-7
Trade names - other	40	10
Favorable lease contracts & others	21	10
Total	$4,078

(2)
Includes approximately $563 million of net deferred tax liabilities related to the estimated fair value of intangible assets included in the preliminary purchase consideration and approximately $237 million of other net deferred tax assets, including non-U.S. loss carryforwards net of valuation allowances and offsetting liabilities for unrecognized benefits.

(3)
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

During the first quarter of 2018, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill of approximately $379 million primarily due to a reduction in the step-up to fair value of property, plant and equipment of $288 million and a reduction in intangible assets of $45 million from prior quarter. As a result of the reduction in property, plant and equipment and intangible assets during the first quarter of 2018, we recorded an adjustment to depreciation and amortization expense of $27 million that would have been recorded in previous interim reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date. Additionally, approximately $343 million of foreign tax credit carryforwards offset with a valuation allowance were recorded

BHGE 2018 First Quarter FORM 10-Q | 12

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

related to foreign earnings that were not considered to be permanently reinvested. We reclassified certain balances to conform to our current presentation.
INCOME TAXES
BHGE LLC is treated as a partnership for U.S. federal income tax purposes. As such, BHGE LLC is not itself subject to U.S. federal income tax under current U.S. tax laws. The members of BHGE LLC are each required to take into account for U.S. federal income tax purposes their distributive share of the items of income, gain, loss and deduction of BHGE LLC, which generally includes our U.S. operations. BHGE and GE are each taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by BHGE LLC through subsidiaries, the taxes attributable to those subsidiaries will be reflected in our condensed consolidated and combined financial statements.
MERGER AND RELATED COSTS
During the three months ended March 31, 2018 and 2017, acquisition costs of $46 million and $66 million, respectively, were expensed as incurred and were reported as merger and related costs. Such costs include professional fees of advisors and integration and synergy costs related to the combination of Baker Hughes and GE O&G.
UNAUDITED PRO FORMA INFORMATION
The following unaudited pro forma information has been presented as if the Transactions occurred on January 1, 2016. This information has been prepared by combining the historical results of GE O&G and historical results of Baker Hughes. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to pro forma events that 1) are directly attributable to the Transactions, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.
The unaudited combined pro forma information is for informational purposes only and is not necessarily indicative of what the combined company's results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

Significant adjustments to the pro forma information below include recognition of non-recurring direct incremental acquisition costs in 2016 and exclusion of those costs from all other periods presented; amortization associated with an estimate of the acquired intangible assets; depreciation associated with an estimate of the fair value step-up of property, plant and equipment; and reduction of interest expense for fair value adjustments to debt.

Three Months Ended March 31, 2017
Revenue	$5,324
Net loss	(6)
Net income attributable to the Company	6
Basic earnings per Class A common stock	0.01
Diluted earnings per Class A common stock (1)	0.01

(1)
The calculation of diluted loss per Class A common stock excludes shares potentially issuable under stock-based incentive compensation plans and the exchange of Class B common stock with Class A common stock under the Exchange Agreement, as their effect, if included, would be anti-dilutive.

BHGE 2018 First Quarter FORM 10-Q | 13

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 4. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2018	December 31, 2017
Customer receivables	$4,732	$4,700
Related parties	691	801
Other	788	844
Total current receivables	6,211	6,345
Less: Allowance for doubtful accounts	(346)	(330)
Total current receivables, net	$5,865	$6,015
Customer receivables are recorded at the invoiced amount. The "Other" category primarily consists of advance payments to suppliers, indirect taxes and other tax receivables.
NOTE 5. INVENTORIES
Inventories, net of reserves of $372 million and $360 million as of March 31, 2018 and December 31, 2017, respectively, are comprised of the following:

	March 31, 2018	December 31, 2017
Finished goods	$2,527	$2,577
Work in process and raw material	2,169	1,930
Total inventories, net	$4,696	$4,507

During the three months ended March 31, 2018 and 2017, we recorded $61 million and $15 million, respectively, of inventory impairments as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

BHGE 2018 First Quarter FORM 10-Q | 14

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2016, gross	$2,779	$3,852	$1,814	$1,989	$10,434
Accumulated impairment at December 31, 2016	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2016	146	2,985	1,814	1,735	6,680
Acquisition (1)	13,052	—	—	—	13,052
Currency exchange and others	7	49	92	47	195
Balance at December 31, 2017	13,205	3,034	1,906	1,782	19,927
Purchase accounting adjustments (1)	379	—	—	—	379
Currency exchange and others	28	33	41	27	129
Balance at March 31, 2018	$13,612	$3,067	$1,947	$1,809	$20,435

(1)	Includes goodwill associated with the acquisition of Baker Hughes. This amount and its allocations to segments are preliminary.
In addition to our annual impairment testing on July 1 each year, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit's fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (but not limited to) (i) the results of our impairment testing at the prior annual impairment testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts (and the magnitude thereof), if any, and (iii) declines in our market capitalization below our book value (and the magnitude and duration of those declines), if any. During the first quarter of 2018, we have not identified any events or circumstances that could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount. However, there can be no assurances that further sustained declines in macroeconomic or business conditions affecting our industry and businesses (i) will not occur and, (ii) were they to occur, that those further sustained declines will not result in additional impairments in future periods.
As of March 31, 2018, we believe that the goodwill is recoverable for all the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

BHGE 2018 First Quarter FORM 10-Q | 15

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,118	$(479)	$639	$1,177	$(440)	$737
Customer relationships	3,279	(877)	2,402	3,202	(819)	2,383
Capitalized software	1,138	(753)	385	1,130	(697)	433
Trade names and trademarks	726	(192)	534	757	(159)	598
Other	14	(1)	14	10	—	10
Finite-lived intangible assets	6,275	(2,302)	3,974	6,276	(2,115)	4,161
Indefinite-lived intangible assets (1)	2,229	—	2,229	2,197	—	2,197
Total intangible assets	$8,504	$(2,302)	$6,203	$8,473	$(2,115)	$6,358

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended March 31, 2018 and 2017 was $139 million and $63 million, respectively. During the three months ended March 31, 2018, we incurred additional amortization expense of $35 million due to the acquisition of Baker Hughes. In addition, we incurred $37 million of accelerated amortization during the first quarter of 2018 related to trade names and technology that we will cease to use by the end of the second quarter of 2018 as a result of the combination of Baker Hughes and GE O&G. This decision is expected to generate an additional charge of $34 million in the second quarter of 2018.
Estimated amortization expense for the remainder of 2018 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2018	$338
2019	375
2020	348
2021	300
2022	266
2023	247

BHGE 2018 First Quarter FORM 10-Q | 16

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 7. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	March 31, 2018	December 31, 2017
Long-term product service agreements	$615	$589
Long-term equipment contract revenue (1)	1,108	1,095
Contract assets (total revenue in excess of billings) (2)	1,723	1,684
Deferred inventory costs (3)	208	360
Contract and other deferred assets	$1,931	$2,044

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment.

(2)	Contract assets (total revenue in excess of billings) were $1,233 million as of January 1, 2017.

(3)	Deferred inventory costs were $276 million as of January 1, 2017, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized in the three months ended March 31, 2018 and 2017 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was approximately $10 million and approximately $30 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 8. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2018	December 31, 2017
Progress collections	$1,474	$1,456
Deferred income	202	319
Progress collections and deferred income (contract liabilities) (1)	$1,676	$1,775

(1)	Progress collections and deferred income (contract liabilities) was $2,038 million at January 1, 2017.
Revenue recognized for the three months ended March 31, 2018 and 2017 that was included in the contract liabilities at the beginning of the period was $602 million and $529 million, respectively.

BHGE 2018 First Quarter FORM 10-Q | 17

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	March 31, 2018	December 31, 2017
Short-term borrowings
Short-term bank borrowings	$124	$171
Current portion of long-term borrowings	—	639
Short-term borrowings from GE	992	1,124
Other borrowings	60	103
Total short-term borrowings	$1,176	$2,037

Long-term borrowings
3.2% Senior Notes due August 2021	$525	$526
2.773% Senior Notes due December 2022	1,245	1,244
8.55% Debentures due June 2024	134	135
3.337% Senior Notes due December 2027	1,343	1,342
6.875% Notes due January 2029	303	308
5.125% Notes due September 2040	1,310	1,311
4.08% Senior Notes due December 2047	1,337	1,337
Capital leases	79	87
Other long-term borrowings	20	22
Total long-term borrowings	6,296	6,312
Total borrowings	$7,472	$8,349
BHGE LLC has a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the three months ended March 31, 2018, there were no borrowings under the 2017 Credit Agreement.

BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At March 31, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.

In January 2018, BHGE LLC purchased all of the remaining outstanding 2018 Senior Notes of $615 million for a total consideration of $637 million. The carrying value of the 2018 Senior Notes was $639 million, which includes $24 million of fair value step-up from the Baker Hughes acquisition. As a result of the repurchase, we recorded a gain of $2 million. Also in January 2018, BHGE LLC commenced an offering to exchange $3,950 million of all the outstanding, unregistered senior notes that were issued in a private offering in December 2017, for identical, registered 2.773% Senior Notes due 2022, 3.337% Senior Notes due 2027 and 4.080% Senior Notes due 2047. The exchange offer was completed at the end of January 2018.

Concurrent with the Transactions associated with the acquisition of Baker Hughes on July 3, 2017, Baker Hughes Co-Obligor, Inc. became a co-obligor, jointly and severally with BHGE LLC, on our registered debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHGE LLC that was incorporated for the sole purpose of serving as a co-obligor of debt securities and has no assets or operations other than those related to its sole purpose. Baker Hughes Co-Obligor, Inc. is also a co-obligor of the $3,950 million senior notes issued in December 2017 by BHGE LLC in a private placement and subsequently registered in January 2018.
The estimated fair value of total borrowings at March 31, 2018 and December 31, 2017 was $7,320 million and $8,466 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end

BHGE 2018 First Quarter FORM 10-Q | 18

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE.
NOTE 10. EMPLOYEE BENEFIT PLANS
Certain of our U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $37 million and $26 million in the three months ended March 31, 2018 and 2017, respectively.
In addition to these GE plans, certain of our employees are also covered by company sponsored employee defined benefit plans. These defined benefit plans include seven U.S. plans and six non-U.S. plans, primarily in the UK, Germany, and Canada, all with plan assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three months ended March 31:

	Pension Benefits
	2018	2017
Service cost	$5	$3
Interest cost	18	7
Expected return on plan assets	(30)	(10)
Amortization of prior service credit	—	—
Amortization of net actuarial (gain) loss	2	3
Net periodic cost (benefit)	$(5)	$3

The service cost component of the net periodic cost (benefit) is included in operating income (loss) and all other components are included in non operating income (loss) in our condensed consolidated and combined statements of income (loss).

NOTE 11. INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (U.S. tax reform). In 2017, the impact of U.S. tax reform was recorded on a provisional basis as the legislation provides for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax which could impact the calculation of the transition tax charge and the revaluation of deferred taxes. In addition, analysis performed and conclusions reached as part of the tax return filing process and additional guidance on accounting for tax reform could affect the provisional amount. As part of purchase accounting for the Baker Hughes acquisition, we have made preliminary estimates of the fair value of assets acquired and liabilities assumed. Accordingly, changes to these estimates resulting from the finalization of the fair values may also require us to adjust the provisional impact of U.S. tax reform.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. (i.e. Base Erosion Anti-Abuse Tax (“BEAT”)) and a minimum tax on foreign earnings (global intangible low-taxed income). Because aspects of the new law and the effect on our operations are uncertain and because aspects of the accounting rules associated with this provision have not been resolved, we did not make a provisional accrual

BHGE 2018 First Quarter FORM 10-Q | 19

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

for the deferred tax aspects of this provision and have not yet made an accounting policy election on the deferred tax treatment of this tax.
For the quarter ended March 31, 2018, income tax benefit was $86 million compared to tax expense of $8 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to the net tax benefit of $124 million related to U.S. tax reform predominantly for the release of a portion of the U.S. valuation allowance, partially offset by higher tax expense of approximately $58 million related to losses with no tax benefit due to valuation allowances. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of Class A common stock and Class B common stock shares outstanding as of March 31, 2018 is 416 million and 696 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company.
During the quarter, the Company declared and paid a regular dividend of $0.18 per share to holders of record of the Company's Class A common stock.
The following table presents the changes in number of shares outstanding (in thousands):

	Class A Common Stock	Class B Common Stock
Balance at December 31, 2017	422,208	706,985
Issue of shares upon vesting of restricted stock units (1)	316	—
Issue of shares on exercises of stock options(1)	66	—
Stock repurchase program (2) (3)	(6,290)	(10,524)
Balance at March 31, 2018	416,300	696,460

(1)	Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.

(2)
On November 2, 2017, our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of this repurchase are to be used by BHGE to repurchase Class A common stock of the Company on the open market, which if fully implemented would result in the repurchase of approximately $1.1 billion of Class A common stock. The Class B common stock of the Company, paired with common units, will be repurchased by the Company at par value. The $3 billion repurchase authorization is the aggregate authorization for repurchases of Class A common stock and Class B common stock together with its paired common unit. At March 31, 2018, BHGE LLC had authorization remaining to repurchase up to approximately $2 billion of its common units from BHGE and GE.

(3)
During the three months ended March 31, 2018, we repurchased and canceled 6,290,420 shares of Class A common stock for a total of $187 million.  We also repurchased and canceled 10,523,873 shares of Class B common stock from GE together with the paired common units of BHGE LLC for $313 million.

BHGE 2018 First Quarter FORM 10-Q | 20

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(682)	$1	$(23)	$(703)
Other comprehensive income (loss) before reclassifications	—	312	8	(3)	317
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	312	7	(3)	316
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	196	4	(2)	198
Balance at March 31, 2018	$1	$(566)	$4	$(24)	$(585)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(1,795)	$(10)	$(83)	$(1,888)
Other comprehensive income (loss) before reclassifications	39	49	(2)	(2)	84
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	7	(2)	6
Deferred taxes	(14)	(3)	(1)	3	(15)
Other comprehensive income (loss)	26	46	4	(1)	75
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	2	2
Balance at March 31, 2017	$26	$(1,749)	$(6)	$(86)	$(1,815)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2018 and 2017 represent realized gains on investment securities, foreign exchange contracts on our cash flow hedges (see "Note 14. Financial Instruments" for additional details) and amortization of net actuarial gain (loss) and prior service credit, which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated and combined statements of income (loss).
NONCONTROLLING INTEREST

Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of March 31, 2018, GE owned approximately 62.5% of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	March 31, 2018	December 31, 2017
GE's interest in BHGE LLC	$23,704	$23,993
Other noncontrolling interests	139	140
Total noncontrolling interests	$23,843	$24,133

BHGE 2018 First Quarter FORM 10-Q | 21

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Net income (loss)	$(19)	$66
Less: Net income attributable to GE O&G pre-merger	—	68
Less: Net loss attributable to noncontrolling interests	(89)	(2)
Net income attributable to BHGE	$70	$—

Weighted average shares outstanding:
Class A basic	421
Class A diluted	422
Net income per share attributable to common stockholders:
Class A basic	$0.17
Class A diluted	0.17
The allocation of net income to holders of shares of Class A common stock began following the close of the Transactions on July 3, 2017. Therefore, earnings attributable to Class A common stock for any period prior to July 3, 2017 will be nil. Please refer to "Note 3. Business Acquisition" for proforma earnings per share.
As of July 3, 2017, GE, BHGE and BHGE LLC entered into an Exchange Agreement under which GE is entitled to exchange its holding in Class B common stock and units of BHGE LLC for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of BHGE, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three months ended March 31, 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
There were approximately five million options that were excluded from our diluted EPS calculation because their effect is antidilutive. These options were outstanding but excluded from the calculation because the exercise price exceeded the average market price of the Class A common shares.

BHGE 2018 First Quarter FORM 10-Q | 22

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$205	$—	$205	$—	$150	$—	$150
Investment securities	75	—	326	401	81	8	304	393
Total assets	75	205	326	606	81	158	304	543

Liabilities
Derivatives	—	(129)	—	(129)	—	(95)	—	(95)
Total liabilities	$—	$(129)	$—	$(129)	$—	$(95)	$—	$(95)
There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2018.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

Balance at December 31, 2017	$304
Purchases	34
Proceeds at maturity	(12)
Balance at March 31, 2018	$326
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At March 31, 2018, we held $156 million of these investment securities on behalf of GE.

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities	$325	$1	$—	$326	$310	$2	$—	$312
Equity securities	75	—	—	75	81	—	—	81
Total	$400	$1	$—	$401	$391	$2	$—	$393
All of our non-U.S. debt securities are classified as available for sale instruments and mature within three years.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents and restricted cash, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at March 31, 2018 and December 31, 2017 approximates their carrying value as reflected in our condensed consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."

BHGE 2018 First Quarter FORM 10-Q | 23

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2018		December 31, 2017
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$10	$—	$6	$—

Derivatives not accounted for as hedges
Currency exchange contracts	195	(129)	144	(95)
Total derivatives	$205	$(129)	$150	$(95)
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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $11.3

BHGE 2018 First Quarter FORM 10-Q | 24

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

billion and $10.2 billion at March 31, 2018 and December 31, 2017, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $3.0 billion and $3.3 billion at March 31, 2018 and December 31, 2017, respectively.
The table below provides additional information about how derivatives are reflected in our condensed consolidated and combined financial statements.

Carrying amount related to derivatives	March 31, 2018	December 31, 2017
Derivative assets	$205	$150
Derivative liabilities	(129)	(95)
Net derivatives	$76	$55
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

	Three Months Ended March 31,
	2018		2017
	Cash Flow Hedges	Economic Hedges	Cash Flow Hedges	Economic Hedges
Effect on hedging instrument	$(8)	$17	$2	$(8)
Effect on underlying	8	(15)	(2)	9
Effect on earnings (1)	—	2	—	1

(1)
For cash flow hedges, the effect on earnings, if any, is primarily related to ineffectiveness. For economic hedges on forecasted transactions, the effect on earnings is substantially offset by future earnings on economically hedged items.

Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Three Months Ended March 31,
	2018	2017	2018	2017
	Gain (loss) recognized in AOCI		Gain (loss) reclassified from AOCI to earnings
Currency exchange contracts	$8	$(2)	$—	$(7)
We expect to transfer $7 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At March 31, 2018 and December 31, 2017, the maximum term of derivative instruments that hedge forecast transactions was two-years and three-years, respectively. See "Note 12. Equity" for additional information about reclassification out of accumulated other comprehensive income.

BHGE 2018 First Quarter FORM 10-Q | 25

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
NOTE 15. SEGMENT INFORMATION
Our operating segments are organized based on the nature of markets and customers. We report our operating results through four operating segments as described below.
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
SEGMENT RESULTS
Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. The current period results may not be

BHGE 2018 First Quarter FORM 10-Q | 26

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

comparable to prior periods as the current period includes the results of Baker Hughes.

	Three Months Ended March 31,
Segments revenue	2018	2017
Oilfield Services	$2,678	$212
Oilfield Equipment	664	716
Turbomachinery & Process Solutions	1,460	1,644
Digital Solutions	598	491
Total	$5,399	$3,064

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, merger and related costs and certain gains and losses not allocated to the operating segments.

	Three Months Ended March 31,
Segment income (loss) before income taxes	2018	2017
Oilfield Services	$141	$(57)
Oilfield Equipment	(6)	50
Turbomachinery & Process Solutions	119	252
Digital Solutions	73	84
Total segment	327	329
Corporate	(98)	(120)
Inventory impairment (1)	(61)	(15)
Restructuring, impairment and other	(162)	(42)
Merger and related costs	(46)	(66)
Other non operating income, net	2	8
Interest expense, net	(46)	(20)
Total	$(85)	$74

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

NOTE 16. RELATED PARTY TRANSACTIONS
Following the Transactions, GE and its affiliates have provided and continue to provide a variety of services to us.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. Costs of $14 million related to the Intercompany Services Agreement were incurred during the three months ended March 31, 2018. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.

BHGE 2018 First Quarter FORM 10-Q | 27

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us. Costs of $38 million for the three months ended March 31, 2017 were recorded in our condensed consolidated and combined statement of income (loss) in respect of services provided by GE and its affiliates prior to the close of the Transactions.
We sold $100 million and $149 million of products and services to GE and its affiliates during the three months ended March 31, 2018 and 2017, respectively. Purchases from GE and its affiliates were $403 million and $346 million during the three months ended March 31, 2018 and 2017, respectively.
EMPLOYEE BENEFITS
Certain of our employees are covered under various GE sponsored employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. Further details are provided in "Note 10. Employee Benefit Plans."
RELATED PARTY BALANCES
In connection with the Transactions, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. We continue to hold this cash on behalf of GE as such cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated. Accordingly, on July 3, 2017, we executed a promissory note with GE.  There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. As of March 31, 2018, of the amount due to GE of $992 million, $836 million was held in the form of cash and $156 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated and combined statements of financial position.
Additionally, the Company has $556 million and $575 million of accounts payable at March 31, 2018 and December 31, 2017, respectively, for services provided by GE in the ordinary course of business.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for the period from the date at which an invoice is eligible for a cash discount through the final termination date for invoice settlement. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated and combined statements of financial position, was $346 million and $293 million as of March 31, 2018 and December 31, 2017, respectively.
PARENT'S NET INVESTMENT
At March 31, 2017, the remainder of GE's total investment, in excess of our debt from GE, is reflected as equity under the caption "Parent's net investment" in our condensed consolidated and combined statements of changes in equity. At March 31, 2018, GE's equity ownership is reflected in noncontrolling interest in our condensed consolidated and combined statements of equity and financial position.
OTHER
Prior to the Transactions, GE provided guarantees, letters of credit, and other support arrangements on our behalf. We provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.

BHGE 2018 First Quarter FORM 10-Q | 28

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

INCOME TAXES
At closing, BHGE, GE and BHGE LLC entered into a Tax Matters Agreement. The Tax Matters Agreement governs the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the Transactions, including certain restructuring transactions in connection therewith, and the respective rights, responsibilities and obligations of GE and BHGE, with respect to various other tax matters. GE is responsible for certain taxes related to the formation of the transaction undertaken by GE and Baker Hughes and their respective subsidiaries. GE has assumed approximately $33 million of tax obligations of Baker Hughes related to the formation of the transaction.
Following the closing of the Transactions, BHGE or BHGE LLC (or their respective subsidiaries) may be included in group tax returns with GE. To the extent included in such group tax returns, (i) BHGE or BHGE LLC is required to make tax sharing payments to GE in an amount intended to approximate the amount that such entity would have paid if it had not been included in such group tax returns and had filed separate tax returns, and (ii) GE is required to pay BHGE or BHGE LLC to the extent such separate tax returns include net operating losses that are used to reduce taxes payable by GE with respect to the applicable group tax return.
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

BHGE 2018 First Quarter FORM 10-Q | 29

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
On February 17, 2017, GE Infrastructure Sensing, Inc. (now known as GE Infrastructure Sensing, LLC) (GEIS), a subsidiary of the Company, was served with a lawsuit filed in the Eastern District of New York by a company named Saniteq LLC claiming compensatory damages totaling $500 million plus punitive damages of an unspecified amount. The complaint is captioned Saniteq LLC v. GE Infrastructure Sensing, Inc., No. 17-cv-771 (E.D.N.Y 2017). The complaint generally alleges that GEIS breached a contract being negotiated between the parties and misappropriated unspecified trade secrets. At this time, we are not able to predict the outcome of these claims.
In January 2013, INEOS and Naphtachimie initiated expertise proceedings in Aix-en-Provence, France arising out of a fire at a chemical plant owned by INEOS in Lavera, France, which resulted in a 15-day plant shutdown and destruction of a steam turbine, which was part of a compressor train owned by Naphtachimie. The most recent quantification of the alleged damages is €250 million. Two of the Company's subsidiaries (and 17 other companies) were notified to participate in the proceedings. The proceedings are ongoing, and at this time, there is no indication that the Company's subsidiaries were involved in the incident. Although the outcome of the claims remains uncertain, BHGE's insurer has accepted coverage and is defending the Company in the expertise proceeding.

BHGE 2018 First Quarter FORM 10-Q | 30

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

In late November 2017, staff of the Boston office of the SEC notified GE that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. The scope of the SEC’s request may include some BHGE contracts, expected to be mainly in our TPS business. We have provided documents to GE and are cooperating with them in their response to the SEC. At this time, we are not able to predict the outcome of this review.

The Company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party potentially involving monetary sanctions of $100,000 or greater. As previously reported, in January 2018, Kern County California issued an administrative order with a proposed penalty of $130,000 for alleged violations of process safety management regulations at a manufacturing facility in Taft, California that is indirectly owned by Baker Hughes, a GE company.  The matter was resolved in March 2018 with a final penalty amount of $80,000.
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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

Balance at December 31, 2017, and 2016, respectively	$164	$74
Provisions	10	6
Expenditures	(7)	(12)
Other	2	—
Balance at March 31, 2018, and 2017, respectively	$169	$68
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.7 billion at March 31, 2018. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $162 million and $42 million during the three months ended March 31, 2018 and 2017, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $125 million and $35 million for the three months ended March 31, 2018 and 2017, respectively. These restructuring initiatives will generate charges post March 31, 2018, and the related estimated remaining charges are approximately $173 million.

BHGE 2018 First Quarter FORM 10-Q | 31

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The amount of costs not included in the reported segment results is as follows:

	Three Months Ended March 31,
	2018	2017
Oilfield Services	$59	$12
Oilfield Equipment	12	1
Turbomachinery & Process Solutions	28	10
Digital Solutions	9	10
Corporate	17	2
Total	$125	$35
These costs were primarily related to product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

	Three Months Ended March 31,
	2018	2017
Property, plant & equipment, net	$19	$10
Employee-related termination expenses	83	15
Asset relocation costs	5	3
Environmental remediation costs	3	3
Contract termination fees	7	1
Other incremental costs	8	3
Total	$125	$35
OTHER CHARGES

Other charges included in "Restructuring, impairment and other" of the condensed consolidated and combined statements of income (loss) were $37 million and $7 million in the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, other charges comprised of accelerated amortization related to trade names and technology that we will cease to use by the end of the second quarter of 2018 as a result of the combination of Baker Hughes and GE O&G. This decision is expected to generate an additional charge of $34 million in the second quarter of 2018. During the three months ended March 31, 2017, other charges include currency devaluation charges of $6 million largely driven by significant currency devaluations in Angola and Nigeria.

BHGE 2018 First Quarter FORM 10-Q | 32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated and combined financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes stockholders hold an approximate 37.5% interest through the ownership of 100% of our Class A common stock. The results of operations for the Company include the results of Baker Hughes from July 3, 2017 onward, therefore, the current period results and balances may not be comparable to prior periods. The majority of the Baker Hughes business operations are included in the Oilfield Services segment. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of March 31, 2018, BHGE employs approximately 64,000 employees and operates in more than 120 countries.
In the first quarter of 2018, we generated revenue of $5,399 million, compared to $3,064 million for the first quarter of 2017. The increase in revenue was driven primarily by OFS as a result of the acquisition of Baker Hughes, and to a lesser extent, by DS partially offset by declines in TPS and OFE. Loss before income taxes and equity in loss of affiliate was $85 million for the first quarter of 2018, and included restructuring and impairment charges of $162 million and merger and related costs of $46 million. These restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure to reflect reduced activity levels. For the first quarter of 2017, income before income taxes and equity in loss of affiliate was $74 million, which also included restructuring and impairment charges of $42 million, and merger and related costs of $66 million.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.

•
North America onshore activity: in the first quarter of 2018, we experienced an acceleration in rig count growth, as compared to the first quarter of 2017. We expect the increased activity in North America to continue to grow in 2018, however, at a slower pace than seen in the last few quarters. We remain optimistic about the outlook.

•
International onshore activity: we have seen a moderate increase in rig count activity in the first quarter of 2018 and expect this growth to continue for the remainder of the year, at a moderate rate. We have seen signs of improvement with the increase in commodity prices, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: although commodity prices increased in the last quarter, we have yet to see a change in customer spending behavior, as a result of continued oil price volatility. We expect final investment decisions to continue to remain fluid. Subsea tree awards increased in 2017, and we expect tree awards to increase in 2018, but still at levels significantly below prior 2012 & 2013 peaks, as customers continue to remain cautious with regards to major capital expenditures for the near term.

•
Liquefied Natural Gas (LNG) projects: we believe the market continues to be oversupplied, and will remain in its current state for the next few years. We expect some final investment decisions to move forward in the short term. We do, however, view the long term economics of the LNG industry as positive given our outlook for supply and demand.

BHGE 2018 First Quarter FORM 10-Q | 33

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
In 2016, solar and wind net additions exceeded coal and gas for the first time. This also occurred in 2017.  Governments may change or may not continue incentives for renewable energy additions.  In the long term, renewables' cost decline may accelerate to compete with new-built fossil capacity, however, we do not anticipate any significant impacts to our business in the foreseeable future.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2018 and 2017, and should be read in conjunction with the consolidated and combined financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
Brent oil price ($/Bbl) (1)	$66.86	$53.59
WTI oil price ($/Bbl) (2)	62.91	51.62
Natural gas price ($/mmBtu) (3)	3.08	3.02

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit

BHGE 2018 First Quarter FORM 10-Q | 34

Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased throughout the quarter, ranging from a low of $61.94/Bbl in February 2018 to a high of $71.08/Bbl in January 2018.
In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, increased throughout the quarter. Overall, WTI oil prices ranged from a low of $59.20/Bbl in February 2018 to a high of $66.27/Bbl in January 2018.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $3.08/mmBtu in the first quarter of 2018, representing a 2% increase over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $6.24/mmBtu in January 2018 to a low of $2.49/mmBtu in February 2018.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017	% Change
North America	1,235	1,038	19%
International	971	940	3%
Worldwide	2,206	1,978	12%
In the first quarter of 2018, the rig count in North America increased 19% and the international rig count increased 3% when compared to the same period last year.
Within North America, the increase was primarily driven by the land rig count, which was up 20%, partially offset by a decrease in the offshore rig count of 19%. Internationally, the rig count increase was driven primarily by increases in the Asia-Pacific region of 8% and Latin America of 9%, partially offset by Europe, which was down 14%.

BHGE 2018 First Quarter FORM 10-Q | 35

RESULTS OF OPERATIONS
The discussions below relating to significant line items from our condensed consolidated and combined statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Our consolidated condensed and combined statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
In evaluating the segment performance, the Company primarily uses the following:
Volume: Volume is the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange and price. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period. It also includes price, defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
Foreign Exchange (FX): FX measures the translational foreign exchange impact, or the translation impact of the period-over-period change on sales and costs directly attributable to change in the foreign exchange rate compared to the U.S. dollar. FX impact is calculated by multiplying the functional currency amounts (revenue or profit) with the period-over-period FX rate variance, using the average exchange rate for the respective period.
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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2018, we recognized orders of $5,238 million, an increase of $2,680 million, or 105%, from the three months ended March 31, 2017. The increase in orders was driven by the acquisition of Baker Hughes. Service orders were up 91% and equipment orders were up 133%.
Remaining Performance Obligations: As of March 31, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $21.3 billion, of which equipment was $5.4 billion and service was $15.9 billion.

BHGE 2018 First Quarter FORM 10-Q | 36

Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended March 31,		$ Change
	2018	2017
Revenue:
Oilfield Services	$2,678	$212	$2,465
Oilfield Equipment	664	716	(52)
Turbomachinery & Process Solutions	1,460	1,644	(184)
Digital Solutions	598	491	107
Total	$5,399	$3,064	$2,335
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

	Three Months Ended March 31,		$ Change
	2018	2017
Segment operating income (loss):
Oilfield Services	$141	$(57)	$198
Oilfield Equipment	(6)	50	(56)
Turbomachinery & Process Solutions	119	252	(133)
Digital Solutions	73	84	(11)
Total segment operating income	327	329	(2)
Corporate	(98)	(120)	22
Inventory impairment	(61)	(15)	(46)
Restructuring, impairment and other	(162)	(42)	(120)
Merger and related costs	(46)	(66)	20
Operating income (loss)	(41)	86	(126)
Other non operating income, net	2	8	(6)
Interest expense, net	(46)	(20)	(26)
Income (loss) before income taxes and equity in loss of affiliate	(85)	74	(159)
Equity in loss of affiliate	(20)	—	(20)
Benefit (provision) for income taxes	86	(8)	94
Net income (loss)	$(19)	$66	$(85)
Segment Revenues and Segment Operating Income
First Quarter of 2018 Compared to the First Quarter of 2017
Revenue increased $2,335 million, or 76%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $2,465 million, and Digital Solutions increased $107 million, partially offset with the decrease in Turbomachinery & Process Solutions of $184 million and Oilfield Equipment of $52 million.

BHGE 2018 First Quarter FORM 10-Q | 37

Total segment operating income decreased $2 million. The decrease was primarily driven by Turbomachinery & Process Solutions, which decreased $133 million, Oilfield Equipment, which decreased $56 million, and Digital Solutions, which decreased $11 million, offset by Oilfield Services, which increased $198 million.
Oilfield Services
Oilfield Services revenue increased $2,465 million in the first quarter of 2018 compared to the first quarter of 2017, as a result of the acquisition of Baker Hughes which added $2,473 million of revenue.
Oilfield Services segment operating income was $141 million in the first quarter of 2018 compared to a loss of $57 million in the first quarter of 2017. The acquisition of Baker Hughes drove this increase.
Oilfield Equipment
Oilfield Equipment revenue decreased $52 million, or 7%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease was driven by lower throughput as a result of decreasing backlog in the Subsea Production Systems business, as well as lower convertible orders across the Drilling Systems and Flexible Pipe businesses, partially offset with higher volume in the Surface Pressure Control and Services businesses.
Oilfield Equipment segment operating loss was $6 million in the first quarter of 2018 compared to segment operating income of $50 million in the first quarter of 2017. The loss was driven primarily by lower volume, cost productivity, and product mix.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,460 million decreased $184 million, or 11%, in the first quarter of 2018 compared to the first quarter of 2017. The decrease was driven by lower volume for new units and services in the upstream segment, partially offset by increased volume in the businesses that serve the downstream segments. Equipment revenue in the quarter represented 41%, and Service revenue represented 59% of total revenue.
Turbomachinery & Process Solutions segment operating income was $119 million in the first quarter of 2018 compared to segment operating income of $252 million in the first quarter of 2017. The decline in profitability is driven primarily by lower volume and cost productivity as well as unfavorable equipment and services mix.
Digital Solutions
Digital Solutions revenue increased $107 million, or 22%, in the first quarter of 2018 compared to the first quarter of 2017, driven primarily by the acquisition of Baker Hughes which added $87 million of revenue.
Digital Solutions segment operating income was $73 million in the first quarter of 2018 compared to $84 million in the first quarter of 2017. The decrease in profitability is driven by product mix and the acquisition of Baker Hughes.
Corporate
Corporate expenses in the first quarter of 2018 totaled $98 million, a decrease of $22 million compared to the first quarter of 2017, primarily due to synergies realized from the acquisition of Baker Hughes and other cost reductions.
Restructuring, Impairment and Other
For the first quarter of 2018, we recognized $162 million in restructuring charges, an increase of $120 million from the first quarter of 2017. This increase was primarily due to integration costs driven by the implementation of our synergy plans.

BHGE 2018 First Quarter FORM 10-Q | 38

Merger and Related Costs
For the first quarter of 2018, we incurred merger and related costs of $46 million, a decrease of $20 million from the first quarter of 2017. Such costs include integration and other costs related to the combination of Baker Hughes and GE O&G.
Interest Expense, Net
For the first quarter of 2018, we incurred interest expense, net of interest income, of $46 million, an increase of $26 million from the first quarter of 2017, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017 and debt obtained in the Baker Hughes acquisition, partially offset by the reduction in interest expense as we ceased participation in the GE monetization program.
Income Taxes
For the quarter ended March 31, 2018, income tax benefit was $86 million compared to tax expense of $8 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to the net tax benefit of $124 million related to U.S. tax reform, partially offset by higher tax expense of approximately $58 million related to losses with no tax benefit due to valuation allowances. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At March 31, 2018, we had cash, cash equivalents and restricted cash of $5,631 million compared to $7,030 million at December 31, 2017.
At March 31, 2018, approximately $3.1 billion of our cash and equivalents was held by foreign subsidiaries compared to approximately $3.2 billion at December 31, 2017. A substantial portion of the cash held by foreign subsidiaries at March 31, 2018 has been reinvested in active non-U.S. business operations. At March 31, 2018, our intent is, among other things, to use this cash to fund the operations of our foreign subsidiaries, and we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.

BHGE LLC has a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. We were in compliance with all of the credit facility's covenants.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At March 31, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
On November 6, 2017, we announced that our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of such repurchase that are distributed to the Company will be used to repurchase Class A shares of the Company on the open market or in privately negotiated transactions. At March 31, 2018, BHGE LLC had authorization remaining to repurchase up to approximately $2.0 billion of its common units from BHGE and GE.
On December 15, 2017, BHGE LLC and Baker Hughes Co-Obligor, Inc. jointly filed a shelf registration statement on Form S-3 with the SEC in order to sell up to $3 billion in debt securities in amounts to be

BHGE 2018 First Quarter FORM 10-Q | 39

determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire in 2020.
During the three months ended March 31, 2018, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, the payment of dividends, distributions to noncontrolling interests and share repurchases. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2018	2017
Operating activities	$294	$(346)
Investing activities	(134)	(67)
Financing activities	(1,553)	457
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to product or services sales including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities provided cash of $294 million in the three months ended March 31, 2018. These cash inflows were primarily driven by our net loss adjusted for certain non cash items (depreciation, amortization and provision for deferred taxes) and approximately $100 million decrease in net working capital, mainly due to higher collections. These items were partially offset by cash usage of approximately $100 million related to restructuring and merger related payments.
Investing Activities
Cash flows from investing activities used cash of $134 million and $67 million for the three months ended March 31, 2018 and 2017, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $177 million and $76 million for the three months ended March 31, 2018 and 2017, respectively, partially offset by proceeds from the sale of property, plant and equipment of $108 million and $8 million for the three months ended March 31, 2018 and 2017, respectively.
Financing Activities
Cash flows from financing activities used cash of $1,553 million and generated cash of $457 million for the three months ended March 31, 2018 and 2017, respectively.
Repayment of long-term debt during the three months ended March 31, 2018, consisted primarily of the repayment of the remaining outstanding 2018 Senior Notes for a total consideration of $637 million.
As part of our $3 billion share buyback authorization, during the three months ended March 31, 2018, we also used cash of $190 million and $323 million, respectively, to repurchase and cancel our Class A and Class B common stock and corresponding paired common units in BHGE LLC, on a pro rata basis. Additionally, we paid dividends of $76 million to our Class A shareholders, and we made a distribution of $127 million to GE.

BHGE 2018 First Quarter FORM 10-Q | 40

Other Factors Affecting Liquidity
If market conditions were to change and our revenue was reduced significantly or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the 2017 Credit Agreement.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of March 31, 2018, 18% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2017, 20% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 58% of the total cash balance as of March 31, 2018. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
OTHER ITEMS
Iran Threat Reduction And Syria Human Rights Act Of 2012
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
In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. Pursuant to this authorization, a non-U.S. BHGE affiliate received a purchase order during the first quarter of 2018 for the sale of goods pursuant to General License H that could potentially enhance Iran’s ability to develop petroleum resources. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. This purchase order is valued at less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed €5.4 million ($6.7 million) in gross revenue and €1.7 million ($2.1 million) in net profits against previously reported transactions during the quarter ended March 31, 2018.
A second non-U.S. BHGE affiliate received ten purchase orders during the first quarter of 2018 for the sale of spares parts to support gas plants, petrochemical plants and gas production projects in Iran. Three of the ten purchase orders are individually valued at €0.1 million ($0.1 million) and the remaining seven purchase orders are individually valued at less than €0.1 million ($0.1 million). This non-U.S. affiliate did not recognize any revenue or profit during the quarter ended March 31, 2018.
All of these non-U.S. affiliates intend to continue the activities described above, as permitted by all applicable laws and regulations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the

BHGE 2018 First Quarter FORM 10-Q | 41

presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2017 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2017 Annual Report. Our exposure to market risk has not changed materially since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.

Effective January 1, 2018, we adopted the new revenue guidance under ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective method of adoption. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal controls over financial reporting for revenue recognition and related disclosures for both our restated historical financial statements and current period reporting.

BHGE 2018 First Quarter FORM 10-Q | 42

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements in this Quarterly Report, Item 3 of Part I of our 2017 Annual Report and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of our 2017 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" section of Part I of Item 1A of our 2017 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
January 1-31, 2018	139,429	$33.15	—	$937,500,428
February 1-28, 2018	1,638	$34.27	—	$937,500,428
March 1-31, 2018	6,290,628	$29.73	6,290,420	$750,494,213
Total	6,431,695	$29.80	6,290,420

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

(3)
On November 2, 2017, our board of directors authorized BHGE LLC to repurchase up to $3 billion of its common units from the Company and GE. The proceeds of this repurchase are to be used by BHGE to repurchase Class A common stock of the Company on the open market, which if fully implemented would result in the repurchase of approximately $1.1 billion of Class A common stock. The Class B common stock of the Company, paired with common units, will be repurchased by the Company at par value. At March 31, 2018, BHGE LLC had authorization remaining to repurchase up to approximately $2 billion of its common units from BHGE and GE.

(4)
During the three months ended March 31, 2018, we repurchased and canceled approximately six million shares of Class A common stock at an average price of $29.73 per share (including commissions) for a total of $187 million. We also repurchased and canceled approximately 10.5 million shares of Class B common stock from GE together with each paired common unit of BHGE LLC for $313 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the

BHGE 2018 First Quarter FORM 10-Q | 43

Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.
ITEM 5. OTHER INFORMATION
On April 24, 2018, the Company granted to Brian Worrell, Chief Financial Officer, and certain other key employees retention awards in the form of restricted stock units (“RSUs”) and performance share units (“PSUs”) under the Company’s 2017 Long-Term Incentive Plan and previously filed forms of award agreement. The awards are intended to assist in stabilizing succession plans, protect domain expertise, drive business continuity and reward business performance in critical areas. The grants to Mr. Worrell consist of 21,657 RSUs, which cliff vest on the third anniversary of the grant date, and 21,657 PSUs (at target), which are eligible to vest based on attainment of a total shareholder return goal measured over the three-year performance period ending April 30, 2021.
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

95*	Mine Safety Disclosure
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

BHGE 2018 First Quarter FORM 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes, a GE company (Registrant)

Date:	April 27, 2018	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	April 27, 2018	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

BHGE 2018 First Quarter FORM 10-Q | 45