Form 10-Q
period 2019-03-31
Baker Hughes a GE Co
filed 2019-04-30
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
YES ☐ NO ☑
As of April 23, 2019, the registrant had outstanding 515,558,511 shares of Class A Common Stock, $0.0001 par value per share and 521,543,095 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes, a GE company

BHGE 2019 First Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Revenue:
Sales of goods	$3,202	$3,160
Sales of services	2,413	2,239
Total revenue	5,615	5,399

Costs and expenses:
Cost of goods sold	2,810	2,800
Cost of services sold	1,829	1,758
Selling, general and administrative expenses	704	674
Restructuring, impairment and other	62	162
Separation and merger related costs	34	46
Total costs and expenses	5,439	5,440
Operating income (loss)	176	(41)
Other non operating income, net	21	2
Interest expense, net	(59)	(46)
Income (loss) before income taxes and equity in loss of affiliate	138	(85)
Equity in loss of affiliate	—	(20)
Benefit (provision) for income taxes	(67)	86
Net income (loss)	71	(19)
Less: Net income (loss) attributable to noncontrolling interests	39	(89)
Net income attributable to Baker Hughes, a GE company	$32	$70

Per share amounts:
Basic and diluted earnings per Class A common stock	$0.06	$0.17

Cash dividend per Class A common stock	$0.18	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE 2019 First Quarter FORM 10-Q | 1

Baker Hughes, a GE company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income (loss)	$71	$(19)
Less: Net income (loss) attributable to noncontrolling interests	39	(89)
Net income attributable to Baker Hughes, a GE company	32	70
Other comprehensive income:
Investment securities	2	—
Foreign currency translation adjustments	166	312
Cash flow hedges	4	7
Benefit plans	—	(3)
Other comprehensive income	172	316
Less: Other comprehensive income attributable to noncontrolling interests	87	198
Other comprehensive income attributable to Baker Hughes, a GE company	85	118
Comprehensive income	243	297
Less: Comprehensive income attributable to noncontrolling interests	126	109
Comprehensive income attributable to Baker Hughes, a GE company	$117	$188
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE 2019 First Quarter FORM 10-Q | 2

Baker Hughes, a GE company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (1)	$3,073	$3,723
Current receivables, net	6,319	5,969
Inventories, net	4,871	4,620
All other current assets	649	659
Total current assets	14,912	14,971
Property, plant and equipment (net of accumulated depreciation of $3,854 and $3,625)	6,218	6,228
Goodwill	20,762	20,717
Other intangible assets, net	5,663	5,719
Contract and other deferred assets	1,808	1,894
All other assets	2,769	1,838
Deferred income taxes	997	1,072
Total assets (1)	$53,129	$52,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,918	$4,025
Short-term debt and current portion of long-term debt (1)	906	942
Progress collections and deferred income	1,923	1,765
All other current liabilities	2,305	2,288
Total current liabilities	9,052	9,020
Long-term debt	6,270	6,285
Deferred income taxes	89	143
Liabilities for pensions and other postretirement benefits	1,033	1,018
All other liabilities	1,599	960
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 515 and 513 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 522 and 522 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Capital in excess of par value	18,646	18,659
Retained earnings	—	25
Accumulated other comprehensive loss	(1,134)	(1,219)
Baker Hughes, a GE company equity	17,512	17,465
Noncontrolling interests	17,574	17,548
Total equity	35,086	35,013
Total liabilities and equity	$53,129	$52,439

(1)
Total assets include $861 million and $896 million of assets held on behalf of General Electric Company, of which $717 million and $747 million is cash and cash equivalents and $144 million and $149 million is investment securities at March 31, 2019 and December 31, 2018, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE 2019 First Quarter FORM 10-Q | 3

Baker Hughes, a GE company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$—	$—	$18,659	$25	$(1,219)	$17,548	$35,013
Comprehensive income:
Net income				32		39	71
Other comprehensive income					85	87	172
Cash dividends to Class A Common Stock ($0.18 per share)			(34)	(59)			(93)
Distribution to noncontrolling interests						(94)	(94)
Stock-based compensation cost			40				40
Other			(19)	2		(6)	(23)
Balance at March 31, 2019	$—	$—	$18,646	$—	$(1,134)	$17,574	$35,086

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$—	$—	$15,083	$(103)	$(703)	$24,133	$38,410
Effect of adoption of ASU 2016-16 on taxes				25		42	67
Comprehensive income (loss):
Net income (loss)				70		(89)	(19)
Other comprehensive income					118	198	316
Cash dividends to Class A Common Stock ($0.18 per share)			(76)				(76)
Repurchase and cancellation of Class A and Class B common stock			(187)			(313)	(500)
Distribution to noncontrolling interests						(127)	(127)
Stock-based compensation cost			30				30
Other			(5)			(1)	(6)
Balance at March 31, 2018	$—	$—	$14,845	$(8)	$(585)	$23,843	$38,095
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE 2019 First Quarter FORM 10-Q | 4

Baker Hughes, a GE company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows from operating activities:
Net income (loss)	$71	$(19)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	350	388
Provision for deferred income taxes	(18)	(233)
Changes in operating assets and liabilities:
Current receivables	(204)	125
Inventories	(220)	(134)
Accounts payable	(93)	101
Progress collections and deferred income	62	(124)
Contract and other deferred assets	61	140
Other operating items, net	(193)	50
Net cash flows from (used in) operating activities	(184)	294
Cash flows from investing activities:
Expenditures for capital assets	(294)	(177)
Proceeds from disposal of assets	59	108
Other investing items, net	(21)	(65)
Net cash flows used in investing activities	(256)	(134)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(36)	(181)
Repayment of long-term debt	(12)	(648)
Dividends paid	(93)	(76)
Distributions to noncontrolling interests	(94)	(127)
Repurchase of Class A common stock	—	(190)
Repurchase of common units from GE by BHGE LLC	—	(323)
Other financing items, net	3	(8)
Net cash flows used in financing activities	(232)	(1,553)
Effect of currency exchange rate changes on cash and cash equivalents	22	(6)
Decrease in cash and cash equivalents	(650)	(1,399)
Cash and cash equivalents, beginning of period	3,723	7,030
Cash and cash equivalents, end of period	$3,073	$5,631
Supplemental cash flows disclosures:
Income taxes paid	$76	$82
Interest paid	$56	$72

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE 2019 First Quarter FORM 10-Q | 5

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company (the Company, BHGE, we, us, or our), was formed on October 28, 2016, for the purpose of facilitating the combination of Baker Hughes Incorporated (Baker Hughes) and the oil and gas business (GE O&G) of General Electric Company (GE). BHGE is a fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 67,000 employees.
BASIS OF PRESENTATION
On July 3, 2017, we closed the business combination (the Transactions) of GE O&G and Baker Hughes. As a result, substantially all of the businesses of GE O&G and of Baker Hughes were transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC). As of March 31, 2019, GE has approximately 50.3% of the economic interest and the Company has approximately 49.7% of the economic interest in BHGE LLC. Although we hold a minority economic interest in BHGE LLC, we conduct and exercise full control over all its activities, therefore, we consolidate the financial results of BHGE LLC and report a noncontrolling interest in our consolidated financial statements for the economic interest in BHGE LLC not held by us. We consider BHGE LLC to be a consolidated variable interest entity. We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year. The Company's financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All intercompany accounts and transactions have been eliminated.
In the Company's financial statements and notes, certain amounts have been reclassified to conform with the current year presentation. In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. In the three months ended March 31, 2019, separation and merger related costs primarily include costs incurred in connection with the finalization of the Master Agreement Framework and costs related to the anticipated separation from GE. In the three months ended March 31, 2018, separation and merger related costs includes all costs associated with the Transactions. See "Note 16. Related Party Transactions" for further information on the Master Agreement Framework.

BHGE 2019 First Quarter FORM 10-Q | 6

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report) for the discussion of our significant accounting policies. Please refer to the "New Accounting Standards Adopted" section of this Note for changes to our accounting policies.
Cash and Cash Equivalents
As of March 31, 2019 and December 31, 2018, we had $1,214 million and $1,208 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $432 million and $461 million, as of March 31, 2019 and December 31, 2018, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $717 million and $747 million of cash at March 31, 2019 and December 31, 2018, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
NEW ACCOUNTING STANDARDS ADOPTED
Leases
On January 1, 2019, we adopted Accounting Standards Update (ASU) No. 2016-02, Leases, and the related amendments (ASC 842). This ASU requires lessees to recognize an operating lease asset and a lease liability on the balance sheet, with the exception of short-term leases. We adopted the standard using the modified retrospective approach under which leases existing at, or entered into after January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting. The Company has elected the practical expedients upon transition that allow entities not to reassess lease identification, classification and initial direct costs for leases that existed prior to adoption.
The most significant impact of the standard is the recognition of right-of-use (ROU) assets and operating lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
We determine if an arrangement is a lease at inception. ROU assets are included in "All other assets" and operating lease liabilities are included in "All other current liabilities" and "All other liabilities" on our consolidated statement of financial position. Finance lease assets are included in "Property, plant and equipment," and finance lease liabilities are included in "Short-term debt," and "Long-term debt" on our consolidated statement of financial position.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the later of the lease commencement date or the effective date of adoption of ASC 842 on January 1, 2019, based on the present value of lease payments over the remaining lease term. Finance lease ROU assets and liabilities are recognized at commencement date. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Short-term leases under one year do not result in a ROU asset, but are recognized in the income statement only on a straight-line basis over the lease term. The Company

BHGE 2019 First Quarter FORM 10-Q | 7

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

has made an election to include within our operating lease liability future payments for both lease and non-lease components. See "Note 8. Leases" for additional information.
The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of $844 million as of January 1, 2019 on our consolidated statements of financial position with an immaterial impact on our consolidated statements of equity and no related impact on our consolidated statements of income (loss). Short-term leases have not been recorded on the consolidated statements of financial position. Our accounting for finance leases remained substantially unchanged.
Derivatives and Hedging
On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Since there was no impact from the new guidance to our consolidated financial statements, no transition adjustments were recorded. ASU 2017-12 simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. In accordance with the ASU, both the effective and ineffective portion of a cash flow hedge are initially reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. See "Note 14. Financial Instruments" for additional information.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of the standard on our consolidated financial statements.
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended March 31,
Total Revenue	2019	2018
U.S.	$1,505	$1,483
Non-U.S.	4,110	3,916
Total	$5,615	$5,399

BHGE 2019 First Quarter FORM 10-Q | 8

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2019 and 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.5 billion and $21.3 billion, respectively. As of March 31, 2019, we expect to recognize revenue of approximately 47%, 62% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2019	December 31, 2018
Customer receivables	$5,305	$4,974
Related parties	635	653
Other	714	669
Total current receivables	6,654	6,296
Less: Allowance for doubtful accounts	(335)	(327)
Total current receivables, net	$6,319	$5,969

Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, customer retentions, other tax receivables and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $438 million and $430 million as of March 31, 2019 and December 31, 2018, respectively, are comprised of the following:

	March 31, 2019	December 31, 2018
Finished goods	$2,782	$2,575
Work in process and raw material	2,089	2,045
Total inventories, net	$4,871	$4,620

We recorded inventory impairments of $61 million during the three months ended March 31, 2018 as a result of certain restructuring activities we initiated. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

BHGE 2019 First Quarter FORM 10-Q | 9

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2017, gross	$15,838	$3,901	$1,906	$2,036	$23,681
Accumulated impairment at December 31, 2017	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2017	13,205	3,034	1,906	1,782	19,927
Purchase accounting adjustments (1)	(136)	293	394	429	980
Currency exchange and others	(26)	(17)	(114)	(33)	(190)
Balance at December 31, 2018	13,043	3,310	2,186	2,178	20,717
Currency exchange and others	—	22	6	17	45
Balance at March 31, 2019	$13,043	$3,332	$2,192	$2,195	$20,762

(1)
Includes the final determination of fair value of the assets and liabilities and the related goodwill associated with the acquisition of Baker Hughes that was concluded in the second quarter of 2018. Of the total goodwill of $13,963 million resulting from the acquisition of Baker Hughes, $12,898 million is allocated to our Oilfield Services segment and the remainder to our other segments based on the expected benefit from the synergies of the acquisition.

We test goodwill for impairment annually in the third quarter using data as of July 1 of that year. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our impairment testing at the prior annual impairment testing date, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) the impact of the separation from GE, if any, and (iv) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any. During the first quarter of 2019, we have not identified any events or circumstances that could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount.
As of March 31, 2019, we believe that the goodwill is recoverable, however, there can be no assurances that sustained declines in macroeconomic or business conditions affecting our industry and business will not occur. The impairment testing involves significant management judgment and are based on assumptions about future commodity pricing, supply and demand for our goods and services, and market conditions, which are difficult to forecast in volatile economic environments. If actual results materially differ from the estimated assumptions utilized in our forecasts, we may need to record impairment charges in future periods.

BHGE 2019 First Quarter FORM 10-Q | 10

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,101	$(983)	$2,118	$3,085	$(944)	$2,141
Technology	1,091	(557)	534	1,107	(526)	581
Trade names and trademarks	703	(237)	466	698	(229)	469
Capitalized software	1,169	(866)	303	1,118	(824)	294
Other	1	(1)	—	14	(2)	12
Finite-lived intangible assets	6,065	(2,644)	3,421	6,022	(2,525)	3,497
Indefinite-lived intangible assets (1)	2,242	—	2,242	2,222	—	2,222
Total intangible assets	$8,307	$(2,644)	$5,663	$8,244	$(2,525)	$5,719

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended March 31, 2019 and 2018 was $96 million and $139 million, respectively.
Estimated amortization expense for the remainder of 2019 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2019	$261
2020	329
2021	280
2022	237
2023	225
2024	218

BHGE 2019 First Quarter FORM 10-Q | 11

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	March 31, 2019	December 31, 2018
Long-term product service agreements	$576	$609
Long-term equipment contracts (1)	1,040	1,085
Contract assets (total revenue in excess of billings) (2)	1,616	1,694
Deferred inventory costs (3)	144	179
Non-recurring engineering costs	48	21
Contract and other deferred assets	$1,808	$1,894

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.

(2)	Contract assets (total revenue in excess of billings) were $1,684 million as of January 1, 2018.

(3)	Deferred inventory costs were $360 million as of January 1, 2018, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized during the three months ended March 31, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $7 million and $10 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2019	December 31, 2018
Progress collections	$1,790	$1,600
Deferred income	133	165
Progress collections and deferred income (contract liabilities) (1)	$1,923	$1,765

(1)	Progress collections and deferred income (contract liabilities) were $1,775 million at January 1, 2018.
Revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the contract liabilities at the beginning of the period was $553 million and $602 million, respectively.

BHGE 2019 First Quarter FORM 10-Q | 12

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

Operating Lease Expense	Three Months Ended March 31, 2019
Long-term fixed lease	$48
Long-term variable lease	11
Short-term lease	123
Total operating lease expense	$182

For the three months ended March 31, 2018, total operating lease expense was $147 million. Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2019 and 2018.
As of March 31, 2019, maturities of our operating lease liabilities are as follows:

Year	Operating leases
Remainder of 2019	$165
2020	194
2021	140
2022	113
2023	80
Thereafter	386
Total lease payments	1,078
Less: imputed interest	209
Total	$869

Amounts recognized in the condensed consolidated statement of financial position as of March 31, 2019:
Operating leases
All other current liabilities	$194
All other liabilities	675
Total	$869

ROU assets of $860 million as of March 31, 2019 were included in "All other assets" in our condensed consolidated statements of financial position.
The weighted-average remaining lease term as of March 31, 2019 was approximately nine years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2019 was 4.4%.

BHGE 2019 First Quarter FORM 10-Q | 13

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	March 31, 2019	December 31, 2018
Short-term borrowings
Short-term borrowings from GE	$861	$896
Other borrowings	45	46
Total short-term borrowings	906	942

Long-term borrowings
3.2% Senior Notes due August 2021	522	523
2.773% Senior Notes due December 2022	1,245	1,245
8.55% Debentures due June 2024	130	131
3.337% Senior Notes due December 2027	1,343	1,343
6.875% Notes due January 2029	292	294
5.125% Senior Notes due September 2040	1,305	1,306
4.08% Senior Notes due December 2047	1,336	1,336
Other long-term borrowings	97	107
Total long-term borrowings	6,270	6,285
Total borrowings	$7,176	$7,227

BHGE LLC has a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. At March 31, 2019 and December 31, 2018, there were no borrowings under the 2017 Credit Agreement.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At March 31, 2019 and December 31, 2018, there were no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
The estimated fair value of total borrowings at March 31, 2019 and December 31, 2018 was $6,966 million and $6,629 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE.

BHGE 2019 First Quarter FORM 10-Q | 14

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EMPLOYEE BENEFIT PLANS
In 2018, certain of our U.S. employees were covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). Beginning in 2019, such employees ceased to participate in these GE U.S. plans. In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $2 million and $37 million in the three months ended March 31, 2019 and 2018, respectively. In November 2018, the Company entered into an agreement with GE whereby GE will transfer the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses to BHGE on what is intended to be a fully funded basis. Subsequent to this transfer, BHGE employees shall cease to participate in the GE UK Pension Plan. This transfer is expected to close in 2019.
In addition to these GE plans, certain of our employees are also covered by company sponsored employee defined benefit plans. These defined benefit plans include four U.S. plans and six non-U.S. plans, primarily in the UK, Germany, and Canada, all with plan assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings.
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three months ended March 31:

	2019	2018
Service cost	$4	$5
Interest cost	19	18
Expected return on plan assets	(25)	(30)
Amortization of net actuarial loss	4	2
Net periodic cost (benefit)	$2	$(5)

The service cost component of the net periodic cost (benefit) is included in operating income (loss) and all other components are included in non operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the quarter ended March 31, 2019, income tax expense was $67 million compared to a tax benefit of $86 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to the geographical mix of earnings and losses, coupled with $21 million related to losses with no tax benefit due to valuation allowances.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of Class A common stock and Class B common stock shares outstanding as of March 31, 2019 is 515 million and 522 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHGE LLC to receive distributions on an equal amount of any dividend paid by the Company.

BHGE 2019 First Quarter FORM 10-Q | 15

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2019 and 2018, the Company declared and paid a regular dividend of $0.18 per share to holders of record of the Company's Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock	Class B Common Stock
Balance at December 31, 2018	513,399	521,543
Issue of shares upon vesting of restricted stock units (1)	1,377	—
Issue of shares on exercises of stock options (1)	164	—
Balance at March 31, 2019	514,940	521,543

(1)	Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(1,152)	$(1)	$(66)	$(1,219)
Other comprehensive income (loss) before reclassifications	2	166	5	(2)	171
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Deferred taxes	—	—	(1)	1	—
Other comprehensive income	2	166	4	—	172
Less: Other comprehensive income attributable to noncontrolling interests	1	84	2	—	87
Balance at March 31, 2019	$1	$(1,070)	$1	$(66)	$(1,134)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(682)	$1	$(23)	$(703)
Other comprehensive income (loss) before reclassifications	—	312	8	(3)	317
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	312	7	(3)	316
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	196	4	(2)	198
Balance at March 31, 2018	$1	$(566)	$4	$(24)	$(585)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2019 represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).

BHGE 2019 First Quarter FORM 10-Q | 16

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of March 31, 2019 and December 31, 2018, GE owned approximately 50.3% and 50.4%, respectively, of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	March 31, 2019	December 31, 2018
GE's interest in BHGE LLC	$17,461	$17,438
Other noncontrolling interests	113	110
Total noncontrolling interests	$17,574	$17,548

NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2019	2018
Net income (loss)	$71	$(19)
Less: Net income (loss) attributable to noncontrolling interests	39	(89)
Net income attributable to BHGE	$32	$70

Weighted average shares outstanding:
Class A basic	515	421
Class A diluted	516	422
Net income per share attributable to common stockholders:
Class A basic	$0.06	$0.17
Class A diluted	$0.06	$0.17

As of July 3, 2017, GE, BHGE and BHGE LLC entered into an Exchange Agreement under which GE is entitled to exchange its holding in Class B common stock and units of BHGE LLC for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of BHGE, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three months ended March 31, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
For the three months ended March 31, 2019 and 2018, Class A diluted shares include the dilutive impact of equity awards. For the three months ended March 31, 2019 and 2018, there were approximately six million and five million options, respectively, that were excluded from our diluted EPS calculation because their effect is antidilutive. These options were outstanding but excluded from the calculation because the exercise price exceeded the average market price of the Class A common shares.

BHGE 2019 First Quarter FORM 10-Q | 17

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$55	$—	$55	$—	$74	$—	$74
Investment securities	49	—	290	339	39	—	288	327
Total assets	49	55	290	394	39	74	288	401

Liabilities
Derivatives	—	(47)	—	(47)	—	(82)	—	(82)
Total liabilities	$—	$(47)	$—	$(47)	$—	$(82)	$—	$(82)

There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2019.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2019	2018
Balance at January 1	$288	$304
Purchases	6	34
Proceeds at maturity	(6)	(12)
Unrealized gains recognized in AOCI	2	—
Balance at March 31	$290	$326

The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At March 31, 2019 and December 31, 2018, we held $144 million and $149 million, respectively, of these investment securities on behalf of GE.

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$288	$2	$—	$290	$288	$—	$—	$288
Equity securities (2)	49	—	—	49	39	—	—	39
Total	$337	$2	$—	$339	$327	$—	$—	$327

(1)	All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within four years.

(2)	Gains (losses) recorded to earnings related to these securities were $10 million and $(13) million for the three months ended March 31, 2019 and 2018, respectively.

BHGE 2019 First Quarter FORM 10-Q | 18

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at March 31, 2019 and December 31, 2018 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2019		December 31, 2018
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$1	$—	$—	$(7)

Derivatives not accounted for as hedges
Currency exchange contracts	52	(46)	74	(75)
Commodity derivatives	2	—	—	—
Other derivatives	—	(1)	—	—
Total derivatives	$55	$(47)	$74	$(82)

Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of March 31, 2019 and December 31, 2018, $50 million and $67 million of derivative assets are recorded in "All other current assets" and $5 million and $7 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of March 31, 2019 and December 31, 2018, $44 million and $79 million of derivative liabilities are recorded in "All other current liabilities" and $3 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

BHGE 2019 First Quarter FORM 10-Q | 19

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $5.4 billion and $6.4 billion at March 31, 2019 and December 31, 2018, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.9 billion and $2.8 billion at March 31, 2019 and December 31, 2018, respectively.
CASH FLOW HEDGES
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2019	2018	2019	2018
Currency exchange contracts	$5	$8	$—	$—
We expect to transfer $1 million to earnings as an income in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At March 31, 2019 and December 31, 2018, the maximum term of derivative instruments that hedge forecast transactions was one year and two years, respectively.

BHGE 2019 First Quarter FORM 10-Q | 20

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

ECONOMIC HEDGES
The following table summarizes the gains (losses) from derivatives not designated as hedges on the condensed consolidated statements of income (loss) for the three months ended March 31, 2019 and 2018.

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended March 31,
		2019	2018
Currency exchange contracts (1)	Cost of goods sold	$3	$41
Currency exchange contracts	Selling, general and administrative expenses	(1)	(24)
Commodity derivatives	Cost of goods sold	2	—
Other derivatives	Other non operating income, net	(1)	—
Total (2)		$3	$17

(1)
Excludes losses on embedded derivatives of $2 million and $39 million for the three months ended March 31, 2019 and 2018, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.

(2)	The effect on earnings of derivatives not designated as hedges is substantially offset by change in fair value of the economically hedged items in the current and future periods.
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

BHGE 2019 First Quarter FORM 10-Q | 21

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended March 31,
Segments revenue	2019	2018
Oilfield Services	$2,986	$2,678
Oilfield Equipment	735	664
Turbomachinery & Process Solutions	1,302	1,460
Digital Solutions	592	598
Total	$5,615	$5,399

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs and certain gains and losses not allocated to the operating segments.

	Three Months Ended March 31,
Segment income (loss) before income taxes	2019	2018
Oilfield Services	$176	$141
Oilfield Equipment	12	(6)
Turbomachinery & Process Solutions	118	119
Digital Solutions	68	73
Total segment	373	327
Corporate	(100)	(98)
Inventory impairment (1)	—	(61)
Restructuring, impairment and other	(62)	(162)
Separation and merger related costs	(34)	(46)
Other non operating income, net	21	2
Interest expense, net	(59)	(46)
Total	$138	$(85)

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

BHGE 2019 First Quarter FORM 10-Q | 22

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. RELATED PARTY TRANSACTIONS
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks for an annual service fee of $55 million. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings. Under the terms of the Master Agreement Framework, entered into on November 13, 2018, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions is reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement will terminate 90 days following the Trigger Date. See further discussion below. We incurred costs of $7 million and $14 million related to the Intercompany Services Agreement during the three months ended March 31, 2019 and 2018, respectively.
We sold $81 million and $100 million of products and services to GE and its affiliates during the three months ended March 31, 2019 and 2018, respectively. Purchases from GE and its affiliates were $451 million and $403 million during the three months ended March 31, 2019 and 2018, respectively.
MASTER AGREEMENT FRAMEWORK
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. On November 13, 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) with GE and BHGE LLC (collectively, the Master Agreement Framework) designed to further solidify the commercial and technological collaborations between us and GE and to facilitate our ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplates long-term agreements between us, BHGE LLC and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and shareholders.
Key elements of the Master Agreement Framework include:
Secured long-term collaboration on critical rotating equipment
Under the terms of the Master Agreement Framework, we have defined the parameters for a long-term collaboration and strategic relationship with GE on certain critical rotating equipment products.
We have entered into an aero-derivative joint venture (JV) agreement with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. Effectiveness of the JV is subject to regulatory clearances and other customary closing conditions. In addition, the JV cannot become effective prior to the first business day of the month after the "Trigger Date" which is defined as the later of (i) July 3, 2019 and (ii) the date on which GE and its affiliates cease to own more than 50% of the voting power of BHGE’s outstanding common stock. These jet engine aero-derivative products are mainly used in our LNG, onshore-offshore production, pipeline and industrial segments within our Turbomachinery & Process Solutions segment and by GE in its power generation business. GE and we will contribute certain assets, inventory and service facilities into the JV and both companies will jointly control operations. In addition to the contributions to the JV, we agreed to pay $60 million to GE, in order to equalize each party's interests in the JV at 50%. The JV will have a supply and technology development agreement with GE’s aviation business (GE Aviation), which will revise and extend pricing arrangements as compared to BHGE’s existing supply agreement, and which will become effective at the Trigger Date.
Additionally, we have entered into an industrial steam turbine (IST) sale agreement with GE, which, among other things, sets forth the terms and conditions on which BHGE LLC will transfer certain of its assets, liabilities and employees that are related to BHGE LLC’s existing business of developing, designing, engineering, marketing, supplying, installing and servicing certain industrial steam turbine product lines to GE. In addition to the IST

BHGE 2019 First Quarter FORM 10-Q | 23

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

business transfer, the agreement provides that we will make a cash payment of $13 million to an affiliate of GE at the closing of the transactions subject to certain working capital adjustments. Subject to the satisfaction of customary closing conditions, the transfer of the IST business is expected to close in the second quarter of 2019.
In parallel, we have also entered into an agreement for the long-term supply and related distribution arrangement with GE for heavy-duty gas turbine technology at the current pricing levels, which will become effective at the Trigger Date. Under this agreement BHGE LLC will be appointed as GE's exclusive distributor (with limited exceptions) within the oil and gas industry with respect to the heavy-duty gas turbine units for an initial term of 5 years and associated services (including parts and components) for an initial term of 20 years or the operating service life of the relevant gas turbine, whichever is more. The heavy-duty gas turbine technologies are important components of TPS’ offerings and the long-term agreements provide greater clarity on the commercial approach and customer fulfillment, and will enable BHGE and GE to jointly innovate on leading technology.
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
Other key agreements
• GE and we agreed to maintain current operations and pricing levels with regards to Control upgrade services we offer through our Digitals Solution segment division for the 4 years commencing on the Trigger Date.
• GE will transfer to BHGE certain UK pension liabilities related to the oil and gas businesses of BHGE and certain specified former oil and gas businesses of GE on what is intended to be a fully funded basis (using agreed upon actuarial assumptions). No liabilities associated with GE’s broad-based U.S. defined benefit pension plan will be transferred to us. The transfer of the UK pension liabilities is expected to be completed in 2019.
• The Tax Matters Agreement with GE that was negotiated at the time of the Transactions will be clarified but otherwise will remain substantially in place and both companies retain the ability to monetize certain tax benefits.
• Under the terms of the Master Agreement Framework, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions is reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement will terminate 90 days following the Trigger Date (except with respect to certain tools access).
In connection with the Master Agreement Framework, we have agreed to terminate certain aspects of the transfer restrictions previously applicable to GE under the Stockholders Agreement, dated as of July 3, 2017, by and between us and GE, as amended from time to time (the Stockholders Agreement). The transfer restrictions prohibited GE from transferring any shares of our common stock prior to July 3, 2019 (except to its affiliates) without the approval of the Conflicts Committee of our board of directors. Other provisions of the Stockholders Agreement, including continuing restrictions on certain private transfers of shares of our common stock by GE, and approval requirements for related party transactions, remain in effect.
In addition, the Stockholders Agreement was amended and restated to provide that, following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE shall be entitled to designate one person for nomination to our board of directors.
OTHER RELATED PARTY
In connection with the Transactions, on July 3, 2017, we executed a promissory note with GE that represents

BHGE 2019 First Quarter FORM 10-Q | 24

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated.  There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of March 31, 2019, of the $861 million due to GE, $717 million was held in the form of cash and $144 million was held in the form of investment securities. As of December 31, 2018, of the $896 million due to GE, $747 million was held in the form of cash and $149 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated statements of financial position.
Additionally, the Company has $510 million and $538 million of accounts payable at March 31, 2019 and December 31, 2018, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $635 million and $653 million of current receivables at March 31, 2019 and December 31, 2018, respectively, for goods and services provided to GE in the ordinary course of business.
We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for invoices eligible for a cash discount. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated statements of financial position, was $456 million and $471 million as of March 31, 2019 and December 31, 2018, respectively. On January 16, 2019, GE announced the sale of GE Capital’s accounts payable program platform to a third-party and their intent to start transitioning their existing program to an accounts payable program with that party. As a GE affiliate, we are covered under the agreement.
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
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA

BHGE 2019 First Quarter FORM 10-Q | 25

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling which addressed all claims asserted by the customer. The estimated financial impact of the Arbitration Ruling has been reflected in the Company's financial statements and did not have a material impact. Further, on March 11, 2019, the customer initiated a second arbitral proceeding against us, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleged damages of €142 million plus interest at an annual rate of prime + 5% since June 20, 2015. The allegations in this second arbitration proceeding are related to the claims made in the June 19, 2015 German arbitration and Houston Federal Court proceedings referenced above. The Company is vigorously contesting the claims made by TRIUVA in the Houston Federal Court and the claims made by the customer in the 2019 arbitration proceeding. At this time, we are not able to predict the outcome of the claims asserted in the Houston Federal Court or the 2019 arbitration proceeding.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. On November 19, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent Nos. 8,657,009 and 9,074,451. On November 26, 2018, Rapid Completions filed notices of appeal of the USPTO’s final written decisions in the inter partes reviews of U.S. Patent No. 7,134,505, and 7,543,634. On April 24, 2019, the Canadian Court of Appeals ruled against Rapid Completions and dismissed Rapid Completion’s appeal in Canada. The remaining appeals of the USPTO decisions finding Rapid Completion’s U.S. Patent claims unpatentable are still pending and, at this time, we are not able to predict the outcome of these claims.
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

BHGE 2019 First Quarter FORM 10-Q | 26

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory BHGE entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE Company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018).  IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The Company has vigorously contested IEC’s claims and is pursuing BHGE’s claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company’s behalf against GE, the current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company’s shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company’s stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company’s stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship  between the Company and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as the Company’s controlling stockholder, and the members of the Company’s Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. At this time, we are not able to predict the outcome of these claims.
In March 2019, the Company received a document request from the United States Department of Justice (the “DOJ”) related to certain of the Company’s operations in Iraq and its dealings with Unaoil Limited and its affiliates. The Company is cooperating with the DOJ in connection with this request and any related matters. In addition, the Company has agreed to toll any statute of limitations in connection with the matters subject to the DOJ’s document request until December 2019.
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

BHGE 2019 First Quarter FORM 10-Q | 27

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2019	2018
Balance at January 1	$236	$164
Provisions	3	10
Expenditures	(5)	(7)
Other	2	2
Balance at March 31	$236	$169

OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.8 billion at March 31, 2019. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $62 million and $162 million during the three months ended March 31, 2019 and 2018, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $62 million and $125 million for the three months ended March 31, 2019 and 2018, respectively. These restructuring initiatives will generate charges post March 31, 2019, and the related estimated remaining charges are approximately $74 million.
The amount of costs not included in the reported segment results is as follows:

	Three Months Ended March 31,
	2019	2018
Oilfield Services	$17	$59
Oilfield Equipment	18	12
Turbomachinery & Process Solutions	19	28
Digital Solutions	3	9
Corporate	5	17
Total	$62	$125
These costs were primarily related to product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

BHGE 2019 First Quarter FORM 10-Q | 28

Baker Hughes, a GE company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2019	2018
Property, plant & equipment, net	$9	$19
Employee-related termination expenses	44	83
Asset relocation costs	2	5
Environmental remediation costs	—	3
Contract termination fees	7	7
Other incremental costs	—	8
Total	$62	$125

OTHER CHARGES
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $37 million for the three months ended March 31, 2018 relating to accelerated amortization for certain trade names, and technology in our Oilfield Services segment.

BHGE 2019 First Quarter FORM 10-Q | 29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. As of March 31, 2019, GE holds an approximate 50.3% controlling interest in this partnership and the Company holds an approximate 49.7% economic interest. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of March 31, 2019, BHGE employs approximately 67,000 employees and operates in more than 120 countries.
In the first quarter of 2019, we generated revenue of $5,615 million, compared to $5,399 million for the first quarter of 2018. The increase in revenue was primarily driven by increased activity in OFS and OFE, partially offset by declines in TPS and DS. Income before income taxes and equity in loss of affiliate was $138 million for the first quarter of 2019, and included restructuring and impairment charges of $62 million and separation and merger related costs of $34 million. The restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure. For the first quarter of 2018, loss before income taxes and equity in loss of affiliate was $85 million, which also included restructuring and impairment charges of $162 million, and separation and merger related costs of $46 million.
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. To that end, during the fourth quarter of 2018, certain equity transactions were completed and GE’s ownership of BHGE was reduced from approximately 62.5% to approximately 50.4%. At the same time, we entered into a Master Agreement Framework which includes a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) designed to further solidify the commercial and technological collaboration between us and GE and to position us for the future. The Master Agreement Framework focuses on areas where we work most closely with GE on developing leading technology and executing for customers. First, we defined the parameters for long-term collaboration and partnership with GE on critical rotating equipment technology. Second, for our digital software and technology business we will maintain the status quo as the exclusive supplier of GE Digital oil and-gas applications. Finally, we reached agreements on a number of other areas including our controls business, pension, taxes, and intercompany services. All agreements within the Master Agreement Framework were finalized during the first quarter of 2019. For further details on the Master Agreement Framework see "Note 16. Related Party Transactions" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report.
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

•
North America onshore activity: in the first quarter of 2019, we experienced a decline in the rig count, as compared to the first quarter of 2018. We expect that in the short-term, North American onshore activity will remain subdued as commodity prices fluctuate and supply chain constraints abate. Over the long-term, we remain optimistic about the outlook.

BHGE 2019 First Quarter FORM 10-Q | 30

•
International onshore activity: we have seen a moderate increase in rig count activity in the first quarter of 2019 and expect this growth to continue for the remainder of the year, at a moderate rate. We have seen signs of improvement with the increase in commodity prices during the quarter, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: we have begun to see increasing customer activity on offshore projects and more final investment decisions being made. Subsea tree awards increased in 2018 and we expect subsea awards to be roughly flat in 2019, though still at levels well below prior 2012 & 2013 peaks. We expect customers to continue to evaluate the timing of final investment decisions, and in light of increased commodity price volatility, there may be some project delays.

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
Solar and wind net additions continue to exceed coal and gas. Governments may change or may not continue incentives for renewable energy additions. In the long term, renewables' cost decline may accelerate to compete with new-built fossil capacity, however, we do not anticipate any significant impacts to our business in the foreseeable future.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2019 and 2018, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

BHGE 2019 First Quarter FORM 10-Q | 31

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
Brent oil price ($/Bbl) (1)	$63.10	$66.86
WTI oil price ($/Bbl) (2)	54.82	62.91
Natural gas price ($/mmBtu) (3)	2.92	3.08

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased during the quarter, ranging from a low of $53.23/Bbl in January 2019 to a high of $68.35/Bbl in March 2019. For the three months ended March 31, 2019, Brent oil prices averaged $63.10/Bbl, which represented a decrease of $3.76/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased during the quarter. Overall, WTI oil prices ranged from a low of $46.31/Bbl in January 2019 to a high of $60.19/Bbl in March 2019. For the three months ended March 31, 2019, WTI oil prices averaged $54.82/Bbl, which represented a decrease of $8.09/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.92/mmBtu in the first quarter of 2019, representing a 5% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.54/mmBtu in February 2019 to a high of $4.25/mmBtu in March 2019.
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

BHGE 2019 First Quarter FORM 10-Q | 32

being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018	% Change
North America	1,226	1,235	(1)%
International	1,028	971	6%
Worldwide	2,254	2,206	2%
Overall rig count was 2,254 for the first quarter of 2019, an increase of 2% as compared to the same period last year due primarily to International activity. Internationally, the rig count increased 6% and the rig count in North America decreased 1% when compared to the same period last year.
Within North America, the decrease was primarily driven by the Canadian rig count, which was down 32% on average when compared to the same period last year, partially offset with an increase in the U.S. rig count, which was up 8% on average. Internationally, the improvement in the rig count was driven primarily by increases in the Africa region of 35%, the Asia-Pacific region and Europe region, were also up by 10% and 6%, respectively, partially offset by the Latin America region, which was down 3%.
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our condensed consolidated statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Our condensed consolidated statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income, corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs, and certain gains and losses not allocated to the operating segments.
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

BHGE 2019 First Quarter FORM 10-Q | 33

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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2019, we recognized orders of $5.7 billion, up 9% compared to the first quarter of 2018. Service orders were up 4% and equipment orders were up 17%.
Remaining Performance Obligations (RPO): As of March 31, 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.5 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended March 31,		$ Change
	2019	2018
Revenue:
Oilfield Services	$2,986	$2,678	$308
Oilfield Equipment	735	664	71
Turbomachinery & Process Solutions	1,302	1,460	(158)
Digital Solutions	592	598	(6)
Total	$5,615	$5,399	$216

BHGE 2019 First Quarter FORM 10-Q | 34

	Three Months Ended March 31,		$ Change
	2019	2018
Segment operating income (loss):
Oilfield Services	$176	$141	$35
Oilfield Equipment	12	(6)	18
Turbomachinery & Process Solutions	118	119	(1)
Digital Solutions	68	73	(5)
Total segment operating income	373	327	47
Corporate	(100)	(98)	(2)
Inventory impairment	—	(61)	61
Restructuring, impairment and other	(62)	(162)	100
Separation and merger related costs	(34)	(46)	12
Operating income (loss)	176	(41)	218
Other non operating income, net	21	2	19
Interest expense, net	(59)	(46)	(13)
Income (loss) before income taxes and equity in loss of affiliate	138	(85)	223
Equity in loss of affiliate	—	(20)	20
Benefit (provision) for income taxes	(67)	86	(153)
Net income (loss)	$71	$(19)	$90
Segment Revenues and Segment Operating Income
First Quarter of 2019 Compared to the First Quarter of 2018
Revenue increased $216 million, or 4%, primarily driven by increased activity in Oilfield Services and Oilfield Equipment. Oilfield Services increased $308 million and Oilfield Equipment increased $71 million, partially offset by the decrease in Turbomachinery & Process Solutions of $158 million and in Digital Solutions of $6 million.
Total segment operating income increased $47 million. The increase was driven by Oilfield Services, which increased $35 million and Oilfield Equipment which increased $18 million, partially offset by Digital Solutions which decreased $5 million and Turbomachinery & Process Solutions which decreased $1 million.
Oilfield Services
Oilfield Services revenue increased $308 million, or 12% in the first quarter of 2019 compared to the first quarter of 2018, as a result of increased activity as evidenced by an increase in the U.S. and International rig counts. North America revenue was $1,156 million in the first quarter of 2019, an increase of $62 million from the first quarter of 2018. International revenue was $1,830 million in the first quarter of 2019, an increase of $246 million from the first quarter of 2018.
Oilfield Services segment operating income was $176 million in the first quarter of 2019 compared to $141 million of segment operating income in the first quarter of 2018. The increase was primarily driven by synergy benefits and to a lesser extent by higher volume.
Oilfield Equipment
Oilfield Equipment revenue increased $71 million, or 11%, in the first quarter of 2019 compared to the first quarter of 2018. The increase was driven by higher volume in the subsea production systems business, subsea services business, and subsea drilling systems business. These increases were partially offset by lower volume in the flexible pipe business.

BHGE 2019 First Quarter FORM 10-Q | 35

Oilfield Equipment segment operating income was $12 million in the first quarter of 2019 compared to segment operating loss of $6 million in the first quarter of 2018. The increase in income was driven primarily by positive cost productivity and to a lesser extent by volume increases.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,302 million decreased $158 million, or 11%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was driven by lower equipment installation volume, lower services upgrades and the sale of the natural gas solutions business, partially offset by higher contractual services revenue. Equipment revenue in the quarter represented 35%, and service revenue represented 65% of total revenue. Equipment revenue was down 23% year-over-year, and service revenue was down 2%.
Turbomachinery & Process Solutions segment operating income was $118 million in the first quarter of 2019 compared to segment operating income of $119 million in the first quarter of 2018. The decline in profitability was driven primarily by lower volume and the sale of the natural gas solutions business, partially offset by higher cost productivity and favorable business mix.
Digital Solutions
Digital Solutions revenue decreased $6 million, or 1%, in the first quarter of 2019 compared to the first quarter of 2018, driven primarily by lower volume in controls and software businesses, partially offset with higher volume in the measurement & sensing and pipeline and process solutions businesses.
Digital Solutions segment operating income was $68 million in the first quarter of 2019 compared to segment operating income of $73 million in the first quarter of 2018. The decrease in profitability was driven by unfavorable business mix.
Restructuring, Impairment and Other
For the first quarter of 2019, we recognized $62 million in restructuring and impairment charges, a decrease of $100 million from the first quarter of 2018, primarily from reduced restructuring activity as we conclude the integration of Baker Hughes.
Separation and Merger Related Costs
For the first quarter of 2019, we incurred separation and merger related costs of $34 million, a decrease of $12 million from the first quarter of 2018. Costs in the first quarter of 2019 primarily relate to the finalization of the Master Agreement Framework and the anticipated separation from GE. In the first quarter of 2018, separation and merger related costs primarily include costs associated with the acquisition of Baker Hughes.
Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during the first quarter of 2019 compared to a loss of $20 million recorded in the first quarter of 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Interest Expense, Net
For the first quarter of 2019, we incurred interest expense, net of interest income, of $59 million, an increase of $13 million from the first quarter of 2018, primarily driven by lower interest income.
Income Taxes
For the first quarter of 2019, income tax expense was $67 million compared to a tax benefit of $86 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is

BHGE 2019 First Quarter FORM 10-Q | 36

primarily due to the geographical mix of earnings and losses, coupled with $21 million related to losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At March 31, 2019, we had cash and cash equivalents of $3,073 million compared to $3,723 million at December 31, 2018. Cash and cash equivalents includes $717 million and $747 million of cash held on behalf of GE at March 31, 2019 and December 31, 2018, respectively.
Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $0.4 billion and $0.7 billion while our foreign subsidiaries held approximately $1.9 billion and $2.3 billion of our cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively. A substantial portion of the cash held by foreign subsidiaries at March 31, 2019 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
BHGE LLC has a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the three months ended March 31, 2019 and 2018, there were no borrowings under the 2017 Credit Agreement.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. During the three months ended March 31, 2019 and 2018, there were no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
During the three months ended March 31, 2019, we used cash to fund a variety of activities including certain working capital needs and restructuring and GE separation related costs, capital expenditures, the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2019	2018
Operating activities	$(184)	$294
Investing activities	(256)	(134)
Financing activities	(232)	(1,553)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be

BHGE 2019 First Quarter FORM 10-Q | 37

performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities used cash of $184 million and generated cash of $294 million for the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019 cash used in operating activities were primarily driven by our working capital needs, annual payments associated with employee compensation, and cash payments for restructuring and separation related costs. Net working capital usage was $394 million for the three months ended March 31, 2019, mainly due to higher trade receivables and inventory to sustain expected volume growth. We also had restructuring and GE separation related payments of approximately $81 million during the quarter.
For the three months ended March 31, 2018, operating cash inflows were primarily driven by our net loss adjusted for certain non cash items (depreciation, amortization and provision for deferred taxes) and approximately $100 million decrease in net working capital, mainly due to higher collections. These items were partially offset by cash usage of approximately $100 million related to restructuring and merger related payments.
Investing Activities
Cash flows from investing activities used cash of $256 million and $134 million for the three months ended March 31, 2019 and 2018, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $294 million and $177 million for the three months ended March 31, 2019 and 2018, respectively, partially offset by proceeds from the sale of property, plant and equipment of $59 million and $108 million for the three months ended March 31, 2019 and 2018, respectively.
Financing Activities
Cash flows from financing activities used cash of $232 million and $1,553 million for the three months ended March 31, 2019 and 2018, respectively.
We had net repayments of short-term debt and other borrowings of $36 million and $181 million for the three months ended March 31, 2019 and 2018, respectively. Repayment of long-term debt in the three months ended March 31, 2019 was $12 million compared to $648 million in the three months ended March 31, 2018. There were no repayments of Senior notes in the three months ended March 31, 2019.
We paid dividends of $93 million to our Class A shareholders, and we made a distribution of $94 million to GE in the three months ended March 31, 2019. We paid dividends of $76 million to our Class A shareholders, and we made a distribution of $127 million to GE in the three months ended March 31, 2018.
During the three months ended March 31, 2018, we used cash of $190 million and $323 million, respectively, to repurchase and cancel our Class A and Class B common stock and corresponding paired common units in BHGE LLC, on a pro rata basis. We had no stock repurchases in the three months ended March 31, 2019 as the share buyback program was substantially completed in 2018.
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

BHGE 2019 First Quarter FORM 10-Q | 38

any debt securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in 2020.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of March 31, 2019, 22% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2018, 24% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 88% of the total cash balance as of March 31, 2019. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
OTHER ITEMS
Brexit
In June 2016, UK voters approved the UK’s exit (Brexit) from the EU. The UK was originally due to leave in March 2019 but the EU and UK have agreed a delay to Brexit, which can currently happen up to October 31, 2019 if a withdrawal agreement is ratified by the UK Parliament. There remains significant uncertainty as to whether the withdrawal agreement between the UK government and the EU will be approved, when, if and on what terms Brexit will happen. There is a range of outcomes possible, from no Brexit to an abrupt cut-off of the UK’s future trading relationship with the EU. The above withdrawal agreement contemplates a transition period to allow time for a future trade deal to be agreed.
Although our customer base is global with predominant exposure to the U.S. dollar, we have a manufacturing and service base in the UK with some euro procurement, thus we are exposed to fluctuations in value of the British pound versus the U.S. dollar, euro and other currencies. We have a hedging program which looks to accommodate this potential volatility.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A contained herein, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2018 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

BHGE 2019 First Quarter FORM 10-Q | 39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2018 Annual Report. Our exposure to market risk has not changed materially since December 31, 2018.
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
Effective January 1, 2019, we adopted the new lease guidance under ASC Topic 842, Leases, using the modified retrospective method of adoption. The adoption of this guidance required the implementation of new accounting policies and processes, including changes to our information systems, which changed the Company’s internal controls over financial reporting for leases and related disclosures for our current period reporting.

BHGE 2019 First Quarter FORM 10-Q | 40

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2018 Annual Report and Note 19 of the Notes to Consolidated and Combined Financial Statements included in Item 8 of our 2018 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" contained in the 2018 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1-31, 2019	606,992	$23.67	—	$18,690,655
February 1-28, 2019	6,213	$23.13	—	$18,690,655
March 1-31, 2019	6,230	$25.83	—	$18,690,655
Total	619,435	$23.69	—

(1)	Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

(2)	Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

(3)	At March 31, 2019, the stock repurchase program has been substantially completed. We did not purchase any Class A or B shares during the three months ended March 31, 2019.
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

BHGE 2019 First Quarter FORM 10-Q | 41

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

10.1
Transaction Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC, General Electric Company and GE Aero Power LLC (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

10.2
Stock and Asset Purchase Agreement, dated February 25, 2019, among Baker Hughes, a GE company, LLC, GE Energy Switzerland GmbH and, for the limited purpose of the last sentence of Section 11.06, GE, and for the limited purpose of Section 11.15(b) and the last sentence of Section 11.06, Baker Hughes, a GE company (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

10.3
Amended and Restated HDGT Distribution and Supply Agreement, dated as of February 27, 2019, between Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.3 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

10.4
Letter Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.4 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

10.5
Letter Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.5 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

10.6
Amendment No. 2 to the Master Agreement, dated as of February 22, 2019, among General Electric Company, Baker Hughes, a GE company, and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.6 to the Current Report of Baker Hughes, a GE company on Form 8-K filed on February 28, 2019).

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

95*	Mine Safety Disclosure
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

BHGE 2019 First Quarter FORM 10-Q | 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes, a GE company (Registrant)

Date:	April 30, 2019	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	April 30, 2019	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

BHGE 2019 First Quarter FORM 10-Q | 43