Form 10-Q
period 2019-09-30
Baker Hughes Co
filed 2019-10-30
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-38143

Baker Hughes Company
(Exact name of registrant as specified in its charter)

Delaware		81-4403168
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield
Houston,	Texas	77073-5101
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKR	New York Stock Exchange
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
Yes ☐ No ☑
As of October 22, 2019, the registrant had outstanding 649,868,818 shares of Class A Common Stock, $0.0001 par value per share and 377,427,844 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2019 Third Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenue:
Sales of goods	$3,339	$3,142	$9,886	$9,421
Sales of services	2,543	2,523	7,604	7,191
Total revenue	5,882	5,665	17,490	16,612

Costs and expenses:
Cost of goods sold	2,901	2,819	8,647	8,371
Cost of services sold	1,880	1,873	5,705	5,491
Selling, general and administrative	679	608	2,083	1,944
Restructuring, impairment and other	71	66	183	374
Separation and merger related	54	17	128	113
Total costs and expenses	5,585	5,383	16,746	16,293
Operating income	297	282	744	319
Other non operating income (loss), net	(14)	6	(124)	51
Interest expense, net	(59)	(55)	(174)	(164)
Income before income taxes and equity in loss of affiliate	224	233	446	206
Equity in loss of affiliate	—	(85)	—	(139)
Provision for income taxes	(107)	(110)	(269)	(86)
Net income (loss)	117	38	177	(19)
Less: Net income (loss) attributable to noncontrolling interests	60	25	97	(83)
Net income attributable to Baker Hughes Company	$57	$13	$80	$64

Per share amounts:
Basic and diluted earnings per Class A common stock	$0.11	$0.03	$0.15	$0.15

Cash dividend per Class A common stock	$0.18	$0.18	$0.54	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$117	$38	$177	$(19)
Less: Net income (loss) attributable to noncontrolling interests	60	25	97	(83)
Net income attributable to Baker Hughes Company	57	13	80	64
Other comprehensive income (loss):
Investment securities	(1)	(1)	—	(3)
Foreign currency translation adjustments	(123)	(88)	(96)	(312)
Cash flow hedges	2	(2)	3	(1)
Benefit plans	7	1	(6)	3
Other comprehensive loss	(115)	(90)	(99)	(313)
Less: Other comprehensive loss attributable to noncontrolling interests	(42)	(56)	(33)	(195)
Other comprehensive loss attributable to Baker Hughes Company	(73)	(34)	(66)	(118)
Comprehensive income (loss)	2	(52)	78	(332)
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	(31)	64	(278)
Comprehensive income (loss) attributable to Baker Hughes Company	$(16)	$(21)	$14	$(54)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (1)	$2,808	$3,723
Current receivables, net	6,165	5,969
Inventories, net	4,739	4,620
All other current assets	1,057	659
Total current assets	14,769	14,971
Property, plant and equipment (net of accumulated depreciation of $4,160 and $3,625)	6,141	6,228
Goodwill	20,654	20,717
Other intangible assets, net	5,431	5,719
Contract and other deferred assets	1,851	1,894
All other assets	2,760	1,838
Deferred income taxes	943	1,072
Total assets (1)	$52,549	$52,439
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,870	$4,025
Short-term debt and current portion of long-term debt (1)	694	942
Progress collections and deferred income	2,436	1,765
All other current liabilities	2,332	2,288
Total current liabilities	9,332	9,020
Long-term debt	6,313	6,285
Deferred income taxes	74	143
Liabilities for pensions and other postretirement benefits	977	1,018
All other liabilities	1,417	960
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 649 and 513 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 377 and 522 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Capital in excess of par value	23,570	18,659
Retained earnings	—	25
Accumulated other comprehensive loss	(1,694)	(1,219)
Baker Hughes Company equity	21,876	17,465
Noncontrolling interests	12,560	17,548
Total equity	34,436	35,013
Total liabilities and equity	$52,549	$52,439

(1)
Total assets include $647 million and $896 million of assets held on behalf of General Electric Company, of which $528 million and $747 million is cash and cash equivalents and $119 million and $149 million is investment securities at September 30, 2019 and December 31, 2018, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$—	$—	$18,659	$25	$(1,219)	$17,548	$35,013
Comprehensive income (loss):
Net income				80		97	177
Other comprehensive loss					(66)	(33)	(99)
Cash dividends to Class A common stock ($0.54 per share)			(172)	(106)			(278)
Distribution to noncontrolling interests						(282)	(282)
Effect of exchange of Class B common stock and associated BHGE LLC Units			4,740		(332)	(4,408)	—
Repurchase and cancellation of Class B common stock and associated BHGE LLC Units			107		(18)	(339)	(250)
Stock-based compensation cost			136				136
Net activity related to noncontrolling interests			91		(59)	16	48
Other			9	1		(39)	(29)
Balance at September 30, 2019	$—	$—	$23,570	$—	$(1,694)	$12,560	$34,436

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$—	$—	$18,668	$(9)	$(1,271)	$17,393	$34,781
Comprehensive income (loss):
Net income				57		60	117
Other comprehensive loss					(73)	(42)	(115)
Cash dividends to Class A Common Stock ($0.18 per share)			(45)	(48)			(93)
Distribution to noncontrolling interests						(94)	(94)
Effect of exchange of Class B common stock and associated BHGE LLC Units			4,740		(332)	(4,408)	—
Repurchase and cancellation of Class B common stock and associated BHGE LLC Units			107		(18)	(339)	(250)
Stock-based compensation cost			50				50
Net activity related to noncontrolling interests			39			23	62
Other			11			(33)	(22)
Balance at September 30, 2019	$—	$—	$23,570	$—	$(1,694)	$12,560	$34,436
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$—	$—	$15,083	$(103)	$(703)	$24,133	$38,410
Effect of adoption of ASU 2016-16 on taxes				25		42	67
Comprehensive income (loss):
Net income (loss)				64		(83)	(19)
Other comprehensive loss					(118)	(195)	(313)
Cash dividends to Class A Common Stock ($0.54 per share)			(224)				(224)
Repurchase and cancellation of Class A and Class B common stock			(374)			(626)	(1,000)
Distribution to noncontrolling interests						(400)	(400)
Stock-based compensation cost			90				90
Other						(48)	(48)
Balance at September 30, 2018	$—	$—	$14,575	$(14)	$(821)	$22,823	$36,563

(In millions, except per share amounts)	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2018	$—	$—	$14,625	$(27)	$(787)	$23,006	$36,817
Comprehensive income (loss):
Net income				13		25	38
Other comprehensive loss					(34)	(56)	(90)
Cash dividends to Class A Common Stock ($0.18 per share)			(74)				(74)
Distribution to noncontrolling interests						(147)	(147)
Stock-based compensation cost			31				31
Other			(7)			(5)	(12)
Balance at September 30, 2018	$—	$—	$14,575	$(14)	$(821)	$22,823	$36,563
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net income (loss)	$177	$(19)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,065	1,133
Loss on sale of business	138	—
Benefit for deferred income taxes	(46)	(312)
Changes in operating assets and liabilities:
Current receivables	(375)	(36)
Inventories	(324)	(335)
Accounts payable	(51)	458
Progress collections and deferred income	710	(198)
Contract and other deferred assets	(46)	53
Other operating items, net	(479)	(71)
Net cash flows from operating activities	769	673
Cash flows from investing activities:
Expenditures for capital assets	(873)	(653)
Proceeds from disposal of assets	201	330
Net cash paid for business interests and acquisitions	(69)	(20)
Other investing items, net	82	139
Net cash flows used in investing activities	(659)	(204)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(191)	(319)
Repayment of long-term debt	(36)	(673)
Dividends paid	(278)	(224)
Distributions to noncontrolling interests	(282)	(400)
Repurchase of Class A common stock	—	(387)
Repurchase of common units from GE by BHGE LLC	(250)	(638)
Other financing items, net	41	(6)
Net cash flows used in financing activities	(996)	(2,647)
Effect of currency exchange rate changes on cash and cash equivalents	(29)	(87)
Decrease in cash and cash equivalents	(915)	(2,265)
Cash and cash equivalents, beginning of period	3,723	7,030
Cash and cash equivalents, end of period	$2,808	$4,765
Supplemental cash flows disclosures:
Income taxes paid	$286	$305
Interest paid	$196	$218

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or, our) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. We conduct business in more than 120 countries and employ approximately 68,000 employees. The Company was formed as the result of a combination between Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE). As of September 16, 2019, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock.  Subsequently, on October 17, 2019, the Company changed its name from Baker Hughes, a GE company to Baker Hughes Company. On October 18, 2019, the Company began trading as BKR on the New York Stock Exchange.
BASIS OF PRESENTATION
On July 3, 2017, we closed the business combination (the Transactions) of GE O&G and BHI. As a result, substantially all of the businesses of GE O&G and of BHI were transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC). Following the Transactions, we held a minority economic interest in BHGE LLC. However, we conducted and exercised full control over all activities of BHGE LLC without the approval of any other member. Accordingly, we consolidated the financial results of BHGE LLC and reported a noncontrolling interest in our consolidated financial statements for the economic interest in BHGE LLC not held by us.
In June 2018, GE announced their intention to pursue an orderly separation from Baker Hughes over time. To that end, in November 2018, we completed an underwritten secondary public offering in which GE and its affiliates sold 101.2 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates. The offering included the exchange by GE and its affiliates of common units of BHGE LLC (LLC Units) (together with the corresponding shares of our Class B common stock) for our Class A common stock. Also, in November 2018, we repurchased 65 million LLC Units (together with the corresponding shares of our Class B common stock) from GE and its affiliates for $1.5 billion. In connection with the repurchase, the corresponding shares of Class B common stock held by GE and its affiliates were canceled. As a result of this secondary offering and repurchase, GE's economic interest in BHGE LLC was reduced from approximately 62.5% to approximately 50.4%.
On September 16, 2019, we completed a second underwritten secondary public offering in which GE and its affiliates sold 132.3 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates in this offering. The offering included the exchange by GE and its affiliates of LLC Units, together with the corresponding shares of our Class B common stock, for our Class A common stock. Also, on September 16, 2019, we repurchased approximately 11.9 million of our Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for approximately $250 million. In connection with this repurchase, the corresponding shares of Class B common stock and LLC Units were canceled. As a result of this secondary offering and the repurchase, GE's interest in Baker Hughes was reduced from approximately 50.3% to approximately 36.8%, and therefore, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock. As of September 30, 2019, GE's interest in us remains at approximately 36.8%.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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
In the three and nine months ended September 30, 2019, separation and merger related costs include costs incurred in connection with the separation from GE and the finalization of the Master Agreement Framework. In the three and nine months ended September 30, 2018, separation and merger related costs are comprised solely of costs associated with the Transactions. See "Note 16. Related Party Transactions" for further information on the Master Agreement Framework.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2018 Annual Report for the discussion of our significant accounting policies. Please refer to the "New Accounting Standards Adopted" section of this Note for changes to our accounting policies.
Cash and Cash Equivalents
As of September 30, 2019 and December 31, 2018, we had $1,157 million and $1,208 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $378 million and $461 million, as of September 30, 2019 and December 31, 2018, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $528 million and $747 million of cash at September 30, 2019 and December 31, 2018, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the later of the lease commencement date or the effective date of adoption of ASC 842 on January 1, 2019, based on the present value of lease payments over the remaining lease term. Finance lease ROU assets and liabilities are recognized at commencement date. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Short-term leases under one year do not result in a ROU asset, but are recognized in the income statement only on a straight-line basis over the lease term. The Company has made an election to include within our operating lease liability future payments for both lease and non-lease components. See "Note 8. Leases" for additional information.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2019	2018	2019	2018
U.S.	$1,500	$1,675	$4,621	$4,718
Non-U.S.	4,382	3,990	12,869	11,894
Total	$5,882	$5,665	$17,490	$16,612

REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2019 and 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.2 billion and $20.8 billion, respectively. As of September 30, 2019, we expect to recognize revenue of approximately 49%, 65% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2019	December 31, 2018
Customer receivables	$5,253	$4,974
Related parties	494	653
Other	766	669
Total current receivables	6,513	6,296
Less: Allowance for doubtful accounts	(348)	(327)
Total current receivables, net	$6,165	$5,969

Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, other tax receivables, customer retentions and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $424 million and $430 million as of September 30, 2019 and December 31, 2018, respectively, are comprised of the following:

	September 30, 2019	December 31, 2018
Finished goods	$2,707	$2,575
Work in process and raw material	2,032	2,045
Total inventories, net	$4,739	$4,620

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2017, gross	$15,838	$3,901	$1,906	$2,036	$23,681
Accumulated impairment at December 31, 2017	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2017	13,205	3,034	1,906	1,782	19,927
Purchase accounting adjustments (1)	(136)	293	394	429	980
Currency exchange and others	(26)	(17)	(114)	(33)	(190)
Balance at December 31, 2018	13,043	3,310	2,186	2,178	20,717
Currency exchange and others	—	(15)	(23)	(25)	(63)
Balance at September 30, 2019	$13,043	$3,295	$2,163	$2,153	$20,654

(1)
In the second quarter of 2018, we concluded the final determination of the fair value of the assets and liabilities and the related goodwill associated with the acquisition of BHI. Of the total goodwill of $13,963 million resulting from the acquisition of BHI, $12,898 million is allocated to our Oilfield Services segment and the remainder to our other segments based on the expected benefit from the synergies of the acquisition.

During the third quarter of each fiscal year, in conjunction with our annual strategic planning process, we perform a quantitative goodwill impairment test for each of our reporting units. Our reporting units are the same as our four reportable segments. In performing this quantitative assessment, we determine the fair value of each of our reporting units using a combination of the income approach and the market approach by assessing each of these valuation methodologies based upon availability and relevance of comparable company data and determining the appropriate weighting.
Under the income approach, the fair value for each of our reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts to estimate future cash flows, including an estimate of long-term future growth rates, based on our most recent views of the long-term outlook for each reporting unit, which includes assumptions about future commodity pricing and expected demand for our goods and services. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecasts.
We derived our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10.0% to 11.5% as of our testing date and these rates may change in future periods based on changes in the U.S. Treasury rate, inflation or other factors.
Valuations using the market approach were derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
After quantifying the fair value, the carrying value of each reporting unit is then compared to its fair value and if the carrying value is more than its fair value, a step two analysis is performed. In the step two analysis, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Our annual impairment test of goodwill was completed as of July 1, 2019 for all four of our reporting units. The step one impairment test performed included key assumptions related to macroeconomic and industry conditions, overall financial performance of the reporting unit, short and long-term forecasts, the impact, if any, of the separation from GE, among other factors, all of which require considerable judgment. In addition, we also considered the declines in our market capitalization below our book value including the magnitude and duration of those declines.
Based on the results of our step one testing, the fair values of each of the four reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed and no goodwill impairment was recognized. The Turbomachinery & Process Solutions and Digital Solutions reporting units had fair values that were substantially in excess of their carrying values. The Oilfield Services (OFS) and Oilfield Equipment (OFE) reporting units had fair values that exceeded their carrying values by 8.0% and 10.0%, respectively.
As of September 30, 2019, the OFS and OFE reporting units remain at-risk for future goodwill impairments as it is reasonably possible that judgments and estimates of certain key assumptions could change in future periods and may result in a reduction in fair value. Therefore, we performed sensitivity analyses for two key assumptions, discount rate and long-term growth rate for the OFS and OFE reporting units. We assumed a hypothetical 100-basis-point decrease in the expected long-term growth rate or a hypothetical 100-basis-point increase in the discount rate. Both scenarios independently yielded an estimated fair value for both the OFS and OFE reporting units below their carrying value. In future periods, we will perform qualitative assessments of our key assumptions to determine whether a triggering event has occurred which may require us to perform a quantitative test of the at-risk reporting units at that time. Any significant adverse changes in future periods to our internal forecasts or the external market conditions, including any negative impact as a result of the separation from GE, if any, could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material.
Our stock price has historically experienced volatility as a result of industry-wide and macroeconomic factors, including global oil prices. In addition, more recently, we believe that our stock price has been subject to increased volatility resulting from, among other things, uncertainty around the impact, if any, of GE's separation from Baker Hughes and consequential secondary offering of our Class A common stock. While we believe that our stock price reflects transitory circumstances/conditions as described above, any future sustained declines in our stock price could be a triggering event which may require us to perform a quantitative test at that time.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,016	$(1,010)	$2,006	$3,085	$(944)	$2,141
Technology	1,063	(592)	471	1,107	(526)	581
Trade names and trademarks	690	(246)	444	698	(229)	469
Capitalized software	1,165	(897)	268	1,118	(824)	294
Other	1	(1)	—	14	(2)	12
Finite-lived intangible assets	5,935	(2,746)	3,189	6,022	(2,525)	3,497
Indefinite-lived intangible assets (1)	2,242	—	2,242	2,222	—	2,222
Total intangible assets	$8,177	$(2,746)	$5,431	$8,244	$(2,525)	$5,719

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended September 30, 2019 and 2018 was $85 million and $112 million, respectively, and $278 million and $352 million, respectively, for the nine months ended September 30,

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

2019 and 2018.
Estimated amortization expense for the remainder of 2019 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2019	$86
2020	325
2021	279
2022	239
2023	226
2024	219

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	September 30, 2019	December 31, 2018
Long-term product service agreements	$576	$609
Long-term equipment contracts (1)	1,098	1,085
Contract assets (total revenue in excess of billings) (2)	1,674	1,694
Deferred inventory costs (3)	130	179
Non-recurring engineering costs	47	21
Contract and other deferred assets	$1,851	$1,894

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.

(2)	Contract assets (total revenue in excess of billings) were $1,684 million as of January 1, 2018.

(3)	Deferred inventory costs were $360 million as of January 1, 2018, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized during the three months ended September 30, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $(31) million and $3 million, respectively, and $(9) million and $25 million during nine months ended September 30, 2019 and 2018, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2019	December 31, 2018
Progress collections	$2,313	$1,600
Deferred income	123	165
Progress collections and deferred income (contract liabilities) (1)	$2,436	$1,765

(1)	Progress collections and deferred income (contract liabilities) were $1,775 million at January 1, 2018.
Revenue recognized during the three months ended September 30, 2019 and 2018 that was included in the contract liabilities at the beginning of the period was $156 million and $281 million, respectively, and $1,004 million and $1,287 million, respectively, during the nine months ended September 30, 2019 and 2018.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

Operating Lease Expense	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Long-term fixed lease	$61	$169
Long-term variable lease	13	37
Short-term lease (1)	202	544
Total operating lease expense	$276	$750

(1)	Includes leases with a term of one month or less
For the three and nine months ended September 30, 2018, total operating lease expense was $184 million and $558 million, respectively. Cash flows used in operating activities for operating leases approximates our expense for the three and nine months ended September 30, 2019 and 2018.
As of September 30, 2019, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
Remainder of 2019	$55
2020	208
2021	152
2022	122
2023	83
Thereafter	369
Total lease payments	989
Less: imputed interest	174
Total	$815

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Amounts recognized in the condensed consolidated statement of financial position as of September 30, 2019:

Operating Leases
All other current liabilities	$188
All other liabilities	627
Total	$815

Right-of-use assets of $809 million as of September 30, 2019 were included in "All other assets" in our condensed consolidated statements of financial position.
The weighted-average remaining lease term as of September 30, 2019 was approximately eight years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2019 was 4.3%.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	September 30, 2019	December 31, 2018
Short-term borrowings
Short-term borrowings from GE	$647	$896
Other borrowings	47	46
Total short-term borrowings	694	942

Long-term borrowings
3.2% Senior Notes due August 2021	520	523
2.773% Senior Notes due December 2022	1,246	1,245
8.55% Debentures due June 2024	128	131
3.337% Senior Notes due December 2027	1,343	1,343
6.875% Notes due January 2029	290	294
5.125% Senior Notes due September 2040	1,303	1,306
4.08% Senior Notes due December 2047	1,337	1,336
Other long-term borrowings	146	107
Total long-term borrowings	6,313	6,285
Total borrowings	$7,008	$7,227

BHGE LLC has a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. At September 30, 2019 and December 31, 2018, there were no borrowings under the 2017 Credit Agreement.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At September 30, 2019 and December 31, 2018, there were no borrowings outstanding under the commercial paper program.
Concurrent with the Transactions associated with the acquisition of BHI on July 3, 2017, Baker Hughes Co-Obligor, Inc. became a co-obligor, jointly and severally with BHGE LLC, on our registered debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHGE LLC that was incorporated for the sole purpose of serving as a co-obligor of debt securities and has no assets or operations other than those related to its sole purpose. Baker Hughes Co-Obligor, Inc. is also a co-obligor of the $3,950 million senior notes issued in December 2017 by BHGE LLC in a private placement and subsequently registered in January 2018.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Certain Senior Notes contain covenants that restrict BHGE LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits.
The estimated fair value of total borrowings at September 30, 2019 and December 31, 2018 was $7,159 million and $6,629 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE.
NOTE 10. EMPLOYEE BENEFIT PLANS
Historically, we were allocated relevant participation costs for certain employees who participated in GE employee benefit plans as part of multi-employer plans. Certain of our U.S. employees were covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). From January 1, 2019, these U.S. employees ceased to participate in the GE U.S. plans. In addition, certain United Kingdom (UK) employees participated in the GE UK Pension Plan. From May 1, 2019, these UK employees ceased to participate in the GE UK Pension Plan. Therefore, we incurred no expense for the three months ended September 30, 2019. Expense was $46 million for the three months ended September 30, 2018. Expenses associated with these plans were $3 million and $126 million in the nine months ended September 30, 2019 and 2018, respectively. During the second quarter of 2019, substantially all of the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses have been transferred to us on a fully funded basis.
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
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$4	$5	$14	$15
Interest cost	24	18	65	54
Expected return on plan assets	(33)	(30)	(88)	(90)
Amortization of net actuarial loss	5	2	14	6
Curtailment loss	—	—	7	—
Net periodic cost (benefit)	$—	$(5)	$12	$(15)

The service cost component of the net periodic cost (benefit) is included in operating income (loss) and all other components are included in non operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the quarter ended September 30, 2019, income tax expense was $107 million compared to a tax expense of $110 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 48% is primarily related to the geographical mix of earnings and losses, coupled with $47 million related to losses with no tax benefit due to valuation allowances.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2019, income tax expense was $269 million compared to a tax expense of $86 million for the nine months ended September 30, 2018. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 60% is primarily related to the geographical mix of earnings and losses, coupled with $137 million related to losses with no tax benefit due to valuation allowances.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of Class A common stock and Class B common stock shares outstanding as of September 30, 2019 is 649 million and 377 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHGE LLC Units (LLC Units) to receive distributions on an equal amount of any dividend paid by the Company.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock	Class B Common Stock
Balance at December 31, 2018	513,399	521,543
Issue of shares upon vesting of restricted stock units (1)	1,852	—
Issue of shares on exercises of stock options (1)	350	—
Issue of shares for employee stock purchase plan	1,329	—
Exchange of Class B common stock for Class A common stock (2)	132,250	(132,250)
Repurchase and cancellation of Class B common stock(3)	—	(11,865)
Balance at September 30, 2019	649,181	377,428

(1)	Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.

(2)
In September 2019, we completed an underwritten secondary public offering in which GE and its affiliates sold 132.3 million shares of our Class A common stock for $21.07 per share, net of discounts and commissions. We did not receive any proceeds from the shares sold by GE and its affiliates in this offering. The offering included the exchange by GE and its affiliates of LLC Units, together with the corresponding shares of our Class B common stock, for our Class A common stock. When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.

(3)
In September 2019, we also repurchased approximately 11.9 million shares of Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for an aggregate of approximately $250 million, or $21.07 per share, which is the same per share price paid by the underwriters to GE and its affiliates in the underwritten public offering. In connection with this repurchase, the corresponding shares of Class B common stock held by GE and its affiliates were canceled.

As a result of the exchange of shares in the secondary offering and the Class B common stock, together with associated LLC Units repurchased in September 2019, GE's interest was reduced during the third quarter of 2019 from approximately 50.3% to approximately 36.8%. The effect of this change in ownership resulted in a decrease in noncontrolling interests of $4,747 million and accumulated other comprehensive income of $350 million with a corresponding increase in capital in excess of par value totaling $4,847 million.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(1,152)	$(1)	$(66)	$(1,219)
Other comprehensive income (loss) before reclassifications	—	(96)	2	(22)	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	19	21
Deferred taxes	—	—	(1)	(3)	(4)
Other comprehensive income (loss)	—	(96)	3	(6)	(99)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	(32)	2	(4)	(33)
Less: Reallocation of AOCL based on change in ownership of BHGE LLC Units	(1)	314	—	37	350
Less: Other adjustments	—	—	—	59	59
Balance at September 30, 2019	$—	$(1,530)	$—	$(164)	$(1,694)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(682)	$1	$(23)	$(703)
Other comprehensive income (loss) before reclassifications	(2)	(312)	(1)	5	(310)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	(1)	—	—	(2)	(3)
Other comprehensive income (loss)	(3)	(312)	(1)	3	(313)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	(195)	—	2	(195)
Balance at September 30, 2018	$—	$(799)	$—	$(22)	$(821)

The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2019 represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).
NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of September 30, 2019 and December 31, 2018, GE owned approximately 36.8% and 50.4%, respectively, of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	September 30, 2019	December 31, 2018
GE's interest in BHGE LLC	$12,456	$17,438
Other noncontrolling interests	104	110
Total noncontrolling interests	$12,560	$17,548

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$117	$38	$177	$(19)
Less: Net income (loss) attributable to noncontrolling interests	60	25	97	(83)
Net income attributable to Baker Hughes Company	$57	$13	$80	$64

Weighted average shares outstanding:
Class A basic	538	412	523	416
Class A diluted	541	414	525	417
Net income per share attributable to common stockholders:
Class A basic	$0.11	$0.03	$0.15	$0.15
Class A diluted	$0.11	$0.03	$0.15	$0.15

Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three and nine months ended September 30, 2019 and 2018, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
For the three and nine months ended September 30, 2019 and 2018, Class A diluted shares include the dilutive impact of equity awards. For the three and nine months ended September 30, 2019 and 2018, there were approximately six million and four million options, respectively, that were excluded from our diluted EPS calculation because their effect is antidilutive. These options were outstanding but excluded from the calculation because the exercise price exceeded the average market price of the Class A common stock.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$51	$—	$51	$—	$74	$—	$74
Investment securities	39	—	265	304	39	—	288	327
Total assets	39	51	265	355	39	74	288	401

Liabilities
Derivatives	—	(44)	—	(44)	—	(82)	—	(82)
Total liabilities	$—	$(44)	$—	$(44)	$—	$(82)	$—	$(82)

There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2019.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2019	2018
Balance at January 1	$288	$304
Purchases	7	47
Proceeds at maturity	(31)	(55)
Balance at September 30	$265	$296

The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At September 30, 2019 and December 31, 2018, we held $119 million and $149 million, respectively, of these investment securities on behalf of GE.

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$264	$1	$—	$265	$288	$—	$—	$288
Equity securities (2)	39	—	—	39	39	—	—	39
Total	$303	$1	$—	$304	$327	$—	$—	$327

(1)	All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within four years.

(2)
Gains (losses) recorded to earnings related to these securities were nil and $(6) million for the three months ended September 30, 2019 and 2018, respectively, and $1 million and $(9) million for the nine months ended September 30, 2019 and 2018, respectively.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at September 30, 2019 and December 31, 2018 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2019		December 31, 2018
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$2	$(3)	$—	$(7)

Derivatives not accounted for as hedges
Currency exchange contracts	49	(41)	74	(75)
Total derivatives	$51	$(44)	$74	$(82)

Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of September 30, 2019 and December 31, 2018, $45 million and $67 million of derivative assets are recorded in "All other current assets" and $6 million and $7 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of September 30, 2019 and December 31, 2018, $41 million and $79 million of derivative liabilities are recorded in "All other current liabilities" and $3 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $4.9 billion and $6.4 billion at September 30, 2019 and December 31, 2018, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.4 billion and $2.8 billion at September 30, 2019 and December 31, 2018, respectively.
CASH FLOW HEDGES
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings		Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2019	2018	2019	2018	2019	2018	2019	2018
Currency exchange contracts	$1	$(2)	$(1)	$—	$2	$(1)	$(2)	$—
We expect to transfer $1 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At September 30, 2019 and December 31, 2018, the maximum term of derivative instruments that hedge forecast transactions was two years and two years, respectively.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

ECONOMIC HEDGES
The following table summarizes the gains (losses) from derivatives not designated as hedges on the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Currency exchange contracts (1)	Cost of goods sold	$(8)	$(4)	$(13)	$—
Currency exchange contracts	Selling, general and administrative	(7)	(6)	(11)	(4)
Commodity derivatives	Cost of goods sold	2	(3)	2	(2)
Other derivatives	Other non operating income (loss), net	(1)	—	1	—
Total (2)		$(14)	$(13)	$(21)	$(6)

(1)
Excludes gains on embedded derivatives of $1 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and losses of nil and $6 million during the nine months ended September 30, 2019 and 2018, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.

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
OTHER EQUITY INVESTMENTS

As of September 30, 2019 and December 31, 2018, the carrying amount of equity securities without readily determinable fair values was $633 million and $542 million, respectively. During the three months ended September 30, 2019, certain of these equity instruments were remeasured to fair value as of the date that an observable transaction occurred. This resulted in the Company recording an unrealized gain of $19 million.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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
SEGMENT RESULTS
Segment revenue and profit are determined based on the internal performance measures used by the Company to assess the performance of each segment in a financial period. Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments revenue	2019	2018	2019	2018
Oilfield Services	$3,348	$2,993	$9,597	$8,554
Oilfield Equipment	728	631	2,156	1,912
Turbomachinery & Process Solutions	1,197	1,389	3,904	4,233
Digital Solutions	609	653	1,833	1,913
Total	$5,882	$5,665	$17,490	$16,612

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 24

Baker Hughes Company
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment income (loss) before income taxes	2019	2018	2019	2018
Oilfield Services	$274	$231	$683	$561
Oilfield Equipment	14	6	40	(12)
Turbomachinery & Process Solutions	161	132	414	364
Digital Solutions	82	106	234	275
Total segment	531	475	1,370	1,189
Corporate	(109)	(98)	(314)	(294)
Inventory impairments (1)	—	(12)	—	(88)
Restructuring, impairment and other	(71)	(66)	(183)	(374)
Separation and merger related	(54)	(17)	(128)	(113)
Other non operating income (loss), net	(14)	6	(124)	51
Interest expense, net	(59)	(55)	(174)	(164)
Total	$224	$233	$446	$206

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
NOTE 16. RELATED PARTY TRANSACTIONS
GE is our largest shareholder, and we enter into various related party transactions with it. On September 16, 2019, as a result of the secondary offering and the repurchase of Class B common stock and associated LLC Units, GE's ownership in us was reduced from approximately 50.3% to approximately 36.8% (the Trigger Date), and GE ceased to be our controlling shareholder.
Following the Transactions, we have entered into various agreements with GE and its affiliates that govern our relationship with GE including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks for an annual intercompany services fee of $55 million. Under the terms of the Master Agreement Framework, entered into on November 13, 2018, the annual intercompany services fee of $55 million that we agreed to pay GE was reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement will terminate on December 15, 2019, which is 90 days following the Trigger Date (except with respect to certain tools access).
We incurred costs of $7 million and $14 million related to the Intercompany Services Agreement during the three months ended September 30, 2019 and 2018, respectively, and $21 million and $42 million during the nine months ended September 30, 2019 and 2018, respectively. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.
We sold $71 million and $74 million of products and services to GE and its affiliates during the three months ended September 30, 2019 and 2018, respectively, and $260 million and $258 million, during the nine months ended September 30, 2019 and 2018, respectively. Purchases from GE and its affiliates were $336 million and $347 million during the three months ended September 30, 2019 and 2018, respectively, and $1,215 million and $1,273 million during the nine months ended September 30, 2019 and 2018, respectively.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

MASTER AGREEMENT FRAMEWORK
In June 2018, GE announced their intention to pursue an orderly separation from us over time. On November 13, 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) with GE and BHGE LLC (collectively, the Master Agreement Framework) designed to further solidify the commercial and technological collaborations between us and GE and to facilitate our ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplates long-term agreements between us, BHGE LLC and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and shareholders.
Key elements of the Master Agreement Framework include:
Secured long-term collaboration on critical rotating equipment
Under the terms of the Master Agreement Framework, we have defined the parameters for a long-term collaboration and strategic relationship with GE on certain critical rotating equipment products.
We entered into an aero-derivative joint venture (JV) agreement with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. These jet engine aero-derivative products are mainly used in our Turbomachinery & Process Solutions segment. GE and we will contribute certain assets, inventory and service facilities into the JV and both companies will jointly control operations. In addition to the contributions to the JV, we agreed to pay $60 million to GE, subject to certain working capital adjustments, in order to equalize each party's interests in the JV at 50%. The JV will have a supply and technology development agreement with GE’s aviation business, which will revise and extend pricing arrangements as compared to Baker Hughes' existing supply agreement, and which became effective at the Trigger Date. The JV is expected to become effective in the fourth quarter of 2019 subject to regulatory clearances and other customary closing conditions.
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
In parallel, we have also entered into an agreement for the long-term supply and related distribution arrangement with GE for heavy-duty gas turbine technology at the current pricing levels, which are effective at the Trigger Date. Under this agreement, BHGE LLC is appointed as GE's exclusive distributor (with limited exceptions) within the oil and gas industry with respect to the heavy-duty gas turbine units for an initial term of 5 years and associated services (including parts and components) for an initial term of 20 years or the operating service life of the relevant gas turbine, whichever is more. The heavy-duty gas turbine technologies are important components of TPS’ offerings and the long-term agreements provide greater clarity on the commercial approach and customer fulfillment, and will enable Baker Hughes and GE to jointly innovate on leading technology.
Access to GE Digital software & technology
As part of the Master Agreement Framework, BHGE LLC agreed with GE Digital to maintain, subject to certain conditions, BHGE LLC's status as the exclusive reseller of GE Digital offerings in the oil & gas space. As part of such agreement, BHGE LLC and GE Digital also revised and extended certain pricing arrangements and established service level obligations. However, these commercial arrangements were further modified pursuant to the Omnibus Agreement, described below, including by modifying the relationship between BHGE LLC and GE Digital to be non-exclusive with respect to digital offerings in the oil and gas space.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 26

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Other key agreements
• GE and we agreed to maintain current operations and pricing levels with regards to Control upgrade services we offer through our Digital Solutions segment division for the 4 years commencing on the Trigger Date.
• During the second quarter of 2019, GE transferred to us certain UK pension liabilities related to our oil and gas businesses and certain specified former oil and gas businesses of GE. The assets associated with these liabilities were also substantially transferred on that date based on a preliminary valuation of the liabilities. On the completion of the final valuation of the liabilities, GE will transfer any remaining assets on what is intended to be a fully funded basis (using agreed upon actuarial assumptions). The completion of the final valuation and transfer of remaining assets associated with the UK pension liabilities is expected to be completed in the fourth quarter of 2019. No liabilities associated with GE’s broad-based U.S. defined benefit pension plan will be transferred to us.
• The Tax Matters Agreement with GE that was negotiated at the time of the Transactions will be clarified but otherwise will remain substantially in place and both companies retain the ability to monetize certain tax benefits.
• Under the terms of the Master Agreement Framework, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions was reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement will terminate on December 15, 2019, which is 90 days following the Trigger Date (except with respect to certain tools access).
In addition, the Stockholders Agreement was amended and restated to provide that, following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE shall be entitled to designate one person for nomination to our board of directors.
OMNIBUS AGREEMENT
On July 31, 2019, we entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between us and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures.
Material terms agreed to between the parties include:

i.
Provision of certain transition services by each of BHGE LLC and GE, including providing for the development and use of certain service related intellectual property at the end of the transition period and the management of certain data and information for future business needs;

ii.	Sale of certain digital business assets of Baker Hughes to GE for consideration of $50 million, which closed on September 3, 2019;

iii.	Modification of certain sales arrangements between the parties and the ability of each party to directly market offerings of its digital business to customers in the oil and gas industry;

iv.	Research and development efforts and the purchase of products and services related to aero-derivative turbines;

v.	Supply and distribution terms for certain trailer-mounted gas turbine generator-based engine units and related parts and services; and

vi.	Repayment by Baker Hughes to GE of amounts due under the previously disclosed promissory note, net of certain costs and tax adjustments;

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 27

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Contemporaneously with the execution of the Omnibus Agreement, certain technical amendments were made to the Amended and Restated Stockholders Agreement, dated as of November 13, 2018, and the Registration Rights Agreement, dated as of July 3, 2017.
OTHER RELATED PARTY
In connection with the Transactions, on July 3, 2017, we executed a promissory note with GE (which was amended and restated on July 31, 2019 in connection with the entry into the Omnibus Agreement referenced above) that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated.  There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of September 30, 2019, of the $647 million due to GE, $528 million was held in the form of cash and $119 million was held in the form of investment securities. As of December 31, 2018, of the $896 million due to GE, $747 million was held in the form of cash and $149 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated statements of financial position.
Additionally, the Company has $431 million and $538 million of accounts payable at September 30, 2019 and December 31, 2018, respectively, for goods and services provided by GE in the ordinary course of business; this excludes any liability associated with our participation in the trade payables accelerated payment program (see below). The Company has $494 million and $653 million of current receivables at September 30, 2019 and December 31, 2018, respectively, for goods and services provided to GE in the ordinary course of business.
We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Prior to our separation from GE, our North American operations participated in supply chain finance programs funded through GE Capital. Invoices were settled with vendors per our payment terms to obtain cash discounts. GE Capital provided funding for invoices eligible for a cash discount. Our liability associated with the GE Capital funded participation in the accounts payable programs was $312 million and $471 million as of September 30, 2019 and December 31, 2018, respectively.
As a result of separation, our participation in this program ended, and we have begun transitioning to a program administered by a third party. Under these supply chain finance programs, there is no change to our supplier and service provider obligations which arise from our customary contractual supply agreements and these liabilities continue to be presented as accounts payable in our condensed consolidated statements of financial position and reflected as cash flow from operating activities when settled.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 28

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 29

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

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
In January 2013, INEOS and Naphtachimie initiated expertise proceedings in Aix-en-Provence, France arising out of a fire at a chemical plant owned by INEOS in Lavera, France, which resulted in a 15-day plant shutdown and destruction of a steam turbine, which was part of a compressor train owned by Naphtachimie. The most recent quantification of the alleged damages is €250 million. Two of the Company's subsidiaries (and 17 other companies) were notified to participate in the proceedings. The proceedings are ongoing, and at this time, there is no indication that the Company's subsidiaries were involved in the incident. Although the outcome of the claims remains uncertain, our insurer has accepted coverage and is defending the Company in the expertise proceeding.
In late November 2017, staff of the Boston office of the SEC notified GE that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. The scope of the SEC’s request may include some Baker Hughes contracts, expected to be mainly in our TPS business. We have provided documents to GE and are cooperating with them in their response to the SEC. At this time, we are not able to predict the outcome of this review.
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE Company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing is currently scheduled to commence on December 9, 2019. The Company and its subsidiaries have vigorously contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company’s behalf against GE, the current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company’s shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company’s stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company’s stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship  between the Company and GE

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 30

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

 (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as the Company’s controlling stockholder, and the members of the Company’s Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Company’s Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. At this time, we are not able to predict the outcome of these claims.
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
On May 7, 2019, the Alaska District Attorney filed a Criminal Information against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., Baker Petrolite Corporation and a Baker Hughes employee alleging that individuals working at a Baker Petrolite Corporation chemical transfer facility in Kenai, Alaska were exposed to hazardous air emissions.  The Criminal Information charges six counts of Assault in the Third Degree, three counts of Assault in the Fourth Degree and Negligent Air Emissions.  On July 22, 2019, the six counts of Assault in the Third Degree were dismissed, with the Alaska Attorney General’s office indicating their intent to present those charges to the grand jury to obtain an indictment. On or around September 11, 2019, the grand jury issued an indictment on 25 counts, including 10 counts of Assault in the First Degree, 10 counts of Assault in the Second Degree, and 5 counts of Assault in the Third Degree. The Company and other Defendants have pled not guilty and intend to vigorously defend the charges. At this time, we are not able to predict the outcome of the criminal proceeding.
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated (“BHI”) against the General Electric Company, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the Transactions. On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. At this time, we are not able to predict the outcome of these claims.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 31

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2019	2018
Balance at January 1	$236	$164
Provisions	6	26
Expenditures	(12)	(83)
Other (1)	(8)	128
Balance at September 30	$222	$235

(1)	2018 amount is primarily related to the acquisition of BHI.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $4.0 billion at September 30, 2019. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

We sometimes enter into consortium or similar arrangements for certain projects primarily in our Oilfield Equipment segment.  Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed.  These arrangements may subject us to liability outside our scope, and the failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional cost and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $71 million and $66 million during the three months ended September 30, 2019 and 2018, respectively, and $183 million and $374 million during the nine months ended September 30, 2019 and 2018, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $38 million and $49 million for the three months ended September 30, 2019 and 2018, respectively, and $145 million and $242 million for the nine months ended September 30, 2019 and 2018, respectively. These restructuring initiatives will generate charges post September 30, 2019, and the related estimated remaining charges are approximately $32 million.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 32

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The amount of costs not included in the reported segment results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oilfield Services	$27	$20	$63	$119
Oilfield Equipment	1	8	19	26
Turbomachinery & Process Solutions	10	17	39	56
Digital Solutions	—	2	12	18
Corporate	—	2	12	23
Total	$38	$49	$145	$242
These costs were primarily related to employee termination benefits, product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations, and other incremental costs that were a direct result of the restructuring plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property, plant & equipment, net	$6	$18	$22	$55
Employee-related termination expenses	28	15	106	114
Asset relocation costs	1	7	5	20
Environmental remediation costs	1	—	1	3
Contract termination fees	2	5	11	33
Other	—	4	—	17
Total	$38	$49	$145	$242

OTHER
Other items included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $33 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $38 million and $132 million for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019, such items primarily relate to certain contractual matters and currency devaluations in the period. For the three and nine months ended September 30, 2018 such charges relate primarily to accelerated amortization for certain trade names and technology in our Oilfield Services segment. During the nine months ended September 30, 2018, other charges also includes $25 million related to litigation matters recorded at Corporate and costs of $12 million to exit certain operations that impacted our TPS and OFS segments.
NOTE 19. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
On November 13, 2018, we entered into an aero-derivative joint venture (JV) agreement with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. These jet engine aero-derivative products are mainly used in our Turbomachinery & Process Solutions segment. GE and we will contribute certain assets, inventory and service facilities into the JV and both companies will jointly control operations. In addition to the contributions to the JV, we agreed to pay $60 million to GE, subject to certain working capital adjustments, in order to equalize each party's interests in the JV at 50%. The JV will have a supply and technology development agreement with GE’s aviation business, which, among other things, will revise and extend pricing arrangements for applicable aero-derivative products as compared to Baker Hughes' existing supply agreement. The JV is expected to become effective in the fourth quarter of 2019 subject to regulatory clearances and other customary closing conditions.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 33

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents financial information related to the assets and liabilities of the JV that was classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our condensed consolidated statement of financial position as of September 30, 2019:

Assets and liabilities of business held for sale	September 30, 2019
Assets
Current receivables	$203
Inventories	56
Property, plant and equipment	3
Total assets of business held for sale	262
Liabilities
Accounts payable	1
Total net assets of business held for sale	$261

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 34

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
Baker Hughes was formed through the combination of Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE). We are an energy technology company that has a unique mix of technologies, equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 68,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of September 16, 2019, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock and as a result, is no longer our controlling shareholder.
In the third quarter of 2019, we generated revenue of $5,882 million, compared to $5,665 million for the third quarter of 2018. The increase in revenue was primarily driven by increased activity in OFS and OFE, partially offset by declines in TPS & DS. Income before income taxes and equity in loss of affiliate was $224 million for the third quarter of 2019 which included restructuring and impairment charges of $71 million and separation and merger related costs of $54 million. For the third quarter of 2018, income before income taxes and equity in loss of affiliate was $233 million, which also included restructuring and impairment charges of $66 million, and separation and merger related costs of $17 million.
In June 2018, GE announced their intention to pursue an orderly separation from us over time. In the fourth quarter of 2018, we entered into a Master Agreement Framework which includes a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) designed to further solidify the commercial and technological collaboration between us and GE and to position us for the future. The Master Agreement Framework focuses on areas where we work most closely with GE on developing leading technology and executing for customers. First, we defined the parameters for long-term collaboration and partnership with GE on critical rotating equipment technology. Second, for our digital software and technology business we will maintain the status quo as the exclusive supplier of GE Digital oil and-gas applications. Finally, we reached agreements on a number of other areas including our controls business, pension, taxes, and intercompany services. All agreements within the Master Agreement Framework were finalized during the first quarter of 2019.
On July 31, 2019, we also entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between us and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures. Modifications to the commercial arrangements between us and GE included, among other things, modification of the relationship between BHGE LLC and GE Digital to be non-exclusive with respect to digital offerings in the oil and gas space. For further details on these agreements see "Note 16. Related Party Transactions" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. On September 16, 2019, certain equity transactions were completed and GE’s ownership of Baker Hughes was reduced from approximately 50.3% to approximately 36.8%.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 35

•
North America onshore activity: in the third quarter of 2019, we experienced a decline in the rig count, as compared to the third quarter of 2018. We expect that in the short-term, North American onshore activity will continue to decline as operators exhaust budgets. Over the long-term, we remain optimistic about the outlook.

•
International onshore activity: we have seen an increase in rig count activity in the third quarter of 2019 and expect this growth to continue for the remainder of the year, albeit at a slower rate. We have seen signs of improvement with the increase in commodity prices during the quarter, but due to continued volatility, we remain cautious as to growth expectations.

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

•
Liquefied Natural Gas (LNG) projects: while currently oversupplied, we believe a significant number of final investment decisions are needed to fill the projected supply-demand imbalance in the early to middle part of the next decade. Within the first three quarters of 2019, we have seen multiple large-scale LNG projects reach a positive final investment decision. We continue to view the long-term economics of the LNG industry as positive given our outlook for supply and demand.

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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the nine months ended September 30, 2019 and 2018, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 36

government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Brent oil price ($/Bbl) (1)	$61.95	$75.07	$64.65	$72.17
WTI oil price ($/Bbl) (2)	56.34	69.69	57.04	66.93
Natural gas price ($/mmBtu) (3)	2.38	2.93	2.62	2.95

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased during the quarter, ranging from a low of $55.03/Bbl in August 2019 to a high of $68.42/Bbl in September 2019. For the nine months ended September 30, 2019, Brent oil prices averaged $64.65/Bbl, which represented a decrease of $7.52/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased during the quarter. Overall, WTI oil prices ranged from a low of $51.14/Bbl in August 2019 to a high of $63.10/Bbl in September 2019. For the nine months ended September 30, 2019, WTI oil prices averaged $57.04/Bbl, which represented a decrease of $9.89/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.38/mmBtu in the third quarter of 2019, representing a 19% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.02/mmBtu in August 2019 to a high of $2.75/mmBtu in September 2019.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 37

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
North America	1,052	1,260	(17)%	1,117	1,214	(8)%
International	1,144	1,003	14%	1,094	980	12%
Worldwide	2,196	2,263	(3%)	2,211	2,194	1%
Overall rig count was 2,196 for the third quarter of 2019, a decrease of 3% as compared to the same period last year due primarily to North America activity. Internationally, the rig count increased 14% and the rig count in North America decreased 17% when compared to the same period last year. Excluding Ukraine, the international rig count was up 6% when compared to the same period last year.
Within North America, the decrease was primarily driven by the Canadian rig count, which was down 37% on average when compared to the same period last year, and a decrease in the U.S. rig count, which was down 12% on average. Internationally, the improvement in the rig count was driven primarily by increases in the Europe region of 126%, primarily related to the addition of Ukraine during the second quarter of 2019, the Africa region and Middle East region, were also up by 11% and 6%, respectively.
Overall rig count was 2,211 for the nine months ended September 30, 2019, an increase of 1% as compared to the same period last year due to international activity partially offset by a decrease within North America. Within North America, the decrease was primarily driven by the land rig count, which was down 9%, partially offset by an increase in the offshore rig count of 27%. Internationally, the rig count increase was driven primarily by increases in the Europe region of 75%, primarily related to the addition of Ukraine during the second quarter of 2019, the Africa region and Asia Pacific region, were also up by 23% and 6%, respectively. Excluding Ukraine, the international rig count was up 7% when compared to the same period last year.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 38

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
Orders and Remaining Performance Obligations
Orders: For the three months ended September 30, 2019, we recognized orders of $7.8 billion, up 35% compared to the third quarter of 2018. Service orders were up 1% and equipment orders were up 89%. For the nine months ended September 30, 2019, we recognized orders of $20.0 billion, an increase of $3.0 billion, or 18%, from the nine months ended September 30, 2018. The increase in orders was driven by strong order intake in our Turbomachinery & Process Solutions and Oilfield Services segments. Service orders were up 4% and equipment orders were up 39%.
Remaining Performance Obligations (RPO): As of September 30, 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.2 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2019	2018		2019	2018
Revenue:
Oilfield Services	$3,348	$2,993	$355	$9,597	$8,554	$1,043
Oilfield Equipment	728	631	97	2,156	1,912	244
Turbomachinery & Process Solutions	1,197	1,389	(192)	3,904	4,233	(329)
Digital Solutions	609	653	(44)	1,833	1,913	(80)
Total	$5,882	$5,665	$217	$17,490	$16,612	$878

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 39

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2019	2018		2019	2018
Segment operating income (loss):
Oilfield Services	$274	$231	$43	$683	$561	$122
Oilfield Equipment	14	6	8	40	(12)	52
Turbomachinery & Process Solutions	161	132	29	414	364	50
Digital Solutions	82	106	(24)	234	275	(41)
Total segment operating income	531	475	56	1,370	1,189	181
Corporate	(109)	(98)	(11)	(314)	(294)	(20)
Inventory impairment	—	(12)	12	—	(88)	88
Restructuring, impairment and other	(71)	(66)	(5)	(183)	(374)	191
Separation and merger related	(54)	(17)	(37)	(128)	(113)	(15)
Operating income	297	282	15	744	319	425
Other non operating income (loss), net	(14)	6	(20)	(124)	51	(175)
Interest expense, net	(59)	(55)	(4)	(174)	(164)	(10)
Income (loss) before income taxes and equity in loss of affiliate	224	233	(9)	446	206	240
Equity in loss of affiliate	—	(85)	85	—	(139)	139
Provision for income taxes	(107)	(110)	3	(269)	(86)	(183)
Net income (loss)	$117	$38	$79	$177	$(19)	$196
Segment Revenues and Segment Operating Income
Third Quarter of 2019 Compared to the Third Quarter of 2018
Revenue increased $217 million, or 4%, primarily driven by increased activity in Oilfield Services and Oilfield Equipment. Oilfield Services increased $355 million and Oilfield Equipment increased $97 million partially offset by the decrease in Turbomachinery & Process Solutions of $192 million and Digital Solutions of $44 million.
Total segment operating income increased $56 million. The increase was driven by Oilfield Services which increased $43 million, Oilfield Equipment which increased $8 million and Turbomachinery & Process Solutions which increased $29 million, partially offset by Digital Solutions which decreased $24 million.
Oilfield Services
Oilfield Services revenue increased $355 million, or 12% in the third quarter of 2019 compared to the third quarter of 2018, as a result of increased international activity as evidenced by the growth in the international rig count compared to the third quarter of 2018. International revenue was $2,170 million in the third quarter of 2019, an increase of $390 million from the third quarter of 2018. North America revenue was $1,178 million in the third quarter of 2019, a decrease of $34 million from the third quarter of 2018.
Oilfield Services segment operating income was $274 million in the third quarter of 2019 compared to $231 million in the third quarter of 2018, primarily driven by higher volume and increased cost productivity.
Oilfield Equipment
Oilfield Equipment revenue increased $97 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018. The increase was driven by higher volume in the subsea production systems business and subsea services business. These increases were partially offset by lower volume in the flexible pipe business.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 40

Oilfield Equipment segment operating income was $14 million in the third quarter of 2019 compared to segment operating income of $6 million in the third quarter of 2018. The increase in income was driven primarily by higher volume and better cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,197 million decreased $192 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease was driven by the sale of the high-speed reciprocating compressor business and the natural gas solutions business, and lower upgrades, partially offset by higher transactional and contractual services revenue. Equipment revenue in the quarter represented 33%, and service revenue represented 67% of total segment revenue. Equipment revenue was down 25% year-over-year, and service revenue was down 7%.
Turbomachinery & Process Solutions segment operating income was $161 million in the third quarter of 2019 compared to $132 million in the third quarter of 2018. The increase in profitability was driven primarily by increased cost productivity and business mix, partially offset by lower volume.
Digital Solutions
Digital Solutions revenue decreased $44 million, or 7%, in the third quarter of 2019 compared to the third quarter of 2018, driven primarily by lower volume in controls, software, and pipeline and process solutions businesses, partially offset by higher volume in the measurement & sensing business.
Digital Solutions segment operating income was $82 million in the third quarter of 2019 compared to $106 million in the third quarter of 2018. The decrease in profitability was driven primarily by lower volume and decreased cost productivity.
Restructuring, Impairment and Other
For the third quarter of 2019, we recognized $71 million in restructuring, impairment and other items, an increase of $5 million from the third quarter of 2018, driven by higher other charges.
Separation and Merger Related
For the third quarter of 2019, we incurred separation and merger related costs of $54 million, an increase of $37 million from the third quarter of 2018. Costs in the third quarter of 2019 primarily relate to the ongoing activities for the separation from GE. In the third quarter of 2018, separation and merger related costs primarily included costs associated with the acquisition of BHI.
Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during the third quarter of 2019 compared to a loss of $85 million recorded in the third quarter of 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Interest Expense, Net
For the third quarter of 2019, we incurred interest expense, net of interest income, of $59 million, an increase of $4 million from the third quarter of 2018, primarily driven by lower interest income.
Income Taxes
For the third quarter of 2019, income tax expense was $107 million compared to a tax expense of $110 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 48% is primarily due to the geographical mix of earnings and losses, coupled with $47 million related to losses with no tax benefit due to valuation allowances.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 41

The First Nine Months of 2019 Compared to the First Nine Months of 2018
Revenue increased $878 million, or 5%, primarily driven by increased activity in Oilfield Services and Oilfield Equipment. Oilfield Services increased $1,043 million and Oilfield Equipment increased $244 million, partially offset by the decrease in Turbomachinery & Process Solutions of $329 million and in Digital Solutions of $80 million.
Total segment operating income increased $181 million. The increase was driven by Oilfield Services, which increased $122 million, Oilfield Equipment, which increased $52 million and Turbomachinery & Process Solutions which increased $50 million, partially offset by Digital Solutions which decreased $41 million.
Oilfield Services
Oilfield Services revenue increased $1,043 million, or 12% in the first nine months of 2019 compared to the first nine months of 2018, as a result of increased international activity as evidenced by an increase in the international rig count compared to the first nine months of 2018. International revenue was $6,045 million in the first nine months of 2019, an increase of $970 million from the first nine months of 2018. North America revenue was $3,552 million in the first nine months of 2019, an increase of $73 million from the first nine months of 2018.
Oilfield Services segment operating income was $683 million in the first nine months of 2019 compared to $561 million in the first nine months of 2018. The increase was primarily driven by higher volume and improved cost productivity.
Oilfield Equipment
Oilfield Equipment revenue increased $244 million, or 13%, in the first nine months of 2019 compared to the first nine months of 2018. The increase was driven by higher volume in the subsea production systems business and subsea services business. These increases were partially offset by lower volume in the flexible pipe business.
Oilfield Equipment segment operating income was $40 million in the first nine months of 2019 compared to segment operating loss of $12 million in the first nine months of 2018. The increase in income was driven primarily by higher volume and positive cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $3,904 million decreased $329 million, or 8%, in the first nine months of 2019 compared to the first nine months of 2018. The decrease was driven by lower equipment installation volume, the sale of the natural gas solutions business in October 2018 and the sale of high-speed reciprocating business in July 2019, partially offset by higher contractual services revenue. Equipment revenue in the first nine months of 2019 represented 34%, and service revenue represented 66% of total segment revenue. Equipment revenue was down 18% year-over-year, and service revenue was down 1%.
Turbomachinery & Process Solutions segment operating income was $414 million in the first nine months of 2019 compared to $364 million in the first nine months of 2018. The increase in profitability was driven primarily by higher cost productivity and favorable business mix, partially offset by the sale of the natural gas solutions business.
Digital Solutions
Digital Solutions revenue decreased $80 million, or 4%, in the first nine months of 2019 compared to the first nine months of 2018, driven primarily by lower volume in Bently, controls, and software businesses, partially offset with higher volume in the measurement & sensing, and pipeline and process solutions businesses.
Digital Solutions segment operating income was $234 million in the first nine months of 2019 compared to $275 million in the first nine months of 2018. The decrease in profitability was driven by lower volume and unfavorable business mix.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 42

Restructuring, Impairment and Other
For the first nine months of 2019, we recognized $183 million in restructuring, impairment and other items, a decrease of $191 million from the first nine months of 2018, primarily from reduced restructuring activity as we conclude the integration of BHI.
Separation and Merger Related
For the first nine months of 2019, we incurred separation and merger related costs of $128 million, an increase of $15 million from the first nine months of 2018. Costs in the first nine months of 2019 primarily relate to the finalization of the Master Agreement Framework and the ongoing activities for the separation from GE. In the first nine months of 2018, separation and merger related costs primarily included costs associated with the acquisition of BHI.
Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during the first nine months of 2019 compared to a loss of $139 million recorded in the first nine months of 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Interest Expense, Net
For the first nine months of 2019, we incurred interest expense, net of interest income, of $174 million, an increase of $10 million from the first nine months of 2018, primarily driven by lower interest income.
Income Taxes
For the first nine months of 2019, income tax expense was $269 million compared to a tax expense of $86 million for the first nine months ended 2018. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 60% is primarily due to the geographical mix of earnings and losses, coupled with $137 million related to losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At September 30, 2019, we had cash and cash equivalents of $2,808 million compared to $3,723 million at December 31, 2018. Cash and cash equivalents includes $528 million and $747 million of cash held on behalf of GE at September 30, 2019 and December 31, 2018, respectively.
Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $0.3 billion and $0.7 billion while our foreign subsidiaries held approximately $2.0 billion and $2.3 billion of our cash and cash equivalents as of September 30, 2019 and December 31, 2018, respectively. A substantial portion of the cash held by foreign subsidiaries at September 30, 2019 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
BHGE LLC has a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the nine months ended September 30, 2019 and 2018, there were no borrowings under the 2017 Credit Agreement.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 43

BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At September 30, 2019 and December 31, 2018, there were no borrowings outstanding under the commercial paper program.
BHGE LLC intends to redeem all of the outstanding 3.2% Notes due 2021 with an aggregate principal amount of $513 million on November 7, 2019.
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
During the nine months ended September 30, 2019, we used cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2019	2018
Operating activities	$769	$673
Investing activities	(659)	(204)
Financing activities	(996)	(2,647)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $769 million and $673 million for the nine months ended September 30, 2019 and 2018, respectively.
For the nine months ended September 30, 2019, cash generated from operating activities were primarily driven by net earnings adjusted for certain noncash items (depreciation, amortization and loss on the sale of our high-speed reciprocating compression business), partially offset by annual payments associated with employee compensation, and cash payments for restructuring and separation related costs. Net working capital usage was $86 million for the nine months ended September 30, 2019, mainly due to net positive customer progress collections and receivables, more than offset by higher inventory to sustain expected volume growth. We also had restructuring and GE separation related payments of $222 million in the nine months ended September 30, 2019.
For the nine months ended September 30, 2018, operating cash inflows were primarily driven by our net loss adjusted for certain noncash items (depreciation, amortization and provision for deferred taxes) partially offset by cash usage of $361 million related to restructuring and merger related payments. Net working capital was $58 million usage in the nine months ended September 30, 2018, mainly due to higher inventory to sustain expected volume growth offset by higher payables to suppliers.
Investing Activities
Cash flows from investing activities used cash of $659 million and $204 million for the nine months ended September 30, 2019 and 2018, respectively.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 44

Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $873 million and $653 million for the nine months ended September 30, 2019 and 2018, respectively. Proceeds from the sale of property, plant and equipment were $201 million and $330 million for the nine months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, we also received $88 million from the sale of our high-speed reciprocating compression business and the sale of certain digital business assets to GE which is included in the "Other investing items, net" caption in the condensed consolidated statements of cash flows. During the nine months ended September 30, 2018, we received cash proceeds from the sale of businesses of $81 million.
Financing Activities
Cash flows from financing activities used cash of $996 million and $2,647 million for the nine months ended September 30, 2019 and 2018, respectively.
We had net repayments of short-term debt and other borrowings of $191 million and $319 million for the nine months ended September 30, 2019 and 2018, respectively. Repayment of long-term debt in the nine months ended September 30, 2019 was $36 million compared to $673 million in the nine months ended September 30, 2018. There were no repayments of Senior notes in the nine months ended September 30, 2019.
We paid dividends of $278 million to our Class A shareholders, and we made a distribution of $282 million to GE in the nine months ended September 30, 2019. We paid dividends of $224 million to our Class A shareholders, and we made a distribution of $400 million to GE in the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, we used cash of $250 million to repurchase and cancel our Class B common stock and corresponding paired common units of BHGE LLC. During the nine months ended September 30, 2018, we used cash of $387 million and $638 million to repurchase and cancel our Class A and Class B common stock, respectively, and corresponding paired common units in BHGE LLC, on a pro rata basis.
Other Factors Affecting Liquidity
Registration Statements: In November 2018, Baker Hughes filed a universal shelf registration statement on Form S-3ASR (Automatic Shelf Registration) with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in 2021.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of September 30, 2019, 20% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2018, 24% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 89% of the total cash balance as of September 30, 2019. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 45

OTHER ITEMS
Brexit
In June 2016, UK voters approved the UK’s exit (Brexit) from the EU. The UK was originally due to leave in March 2019 but the EU and UK have agreed a delay to Brexit, which can currently happen up to January 31, 2020 if a withdrawal agreement is ratified by the UK Parliament. There remains significant uncertainty as to whether the withdrawal agreement between the UK government and the EU will be approved, when, if and on what terms Brexit will happen. There is a range of outcomes possible, from no Brexit to an abrupt cut-off of the UK’s future trading relationship with the EU. The above withdrawal agreement contemplates a transition period to allow time for a future trade deal to be agreed.
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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 46

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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 47

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1-31, 2019	60,359	$23.58	—	$18,690,655
August 1-31, 2019	184,128	$25.24	—	$18,690,655
September 1-30, 2019	1,644	$21.06	—	$18,690,655
Total	246,131	$24.80	—

(1)	Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

(2)	Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

(3)
We did not repurchase any shares of Class A common stock in the third quarter of 2019. However, in September 2019, we repurchased and canceled 11.9 million shares of Class B common stock from GE and its affiliates that is paired with common units of BHGE LLC for approximately $250 million. At September 30, 2019, the stock repurchase program has been substantially completed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 48

ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "**" are furnished as an exhibit to this Quarterly Report on Form 10-Q. Exhibits previously filed as indicated below are incorporated by reference.

3.1
Second Amended and Restated Certificate of Incorporation of Baker Hughes Company dated October 17, 2019 (incorporated by reference as Exhibit 3.1 to the Current Report of Baker Hughes Company on Form 8-K filed on October 17, 2019).

3.2
Third Amended and Restated Bylaws of Baker Hughes Company (formerly known as Baker Hughes, a GE company) dated October 17, 2019 (incorporated by reference as Exhibit 3.2 to the Current Report of Baker Hughes Company on Form 8-K filed on October 17, 2019).

10.1
Fifth Equity Repurchase Agreement, dated as of September 9, 2019, by and among Baker Hughes Company, Baker Hughes, a GE company, LLC and GE Parties (incorporated by reference as Exhibit 10.1 to the Current Report of Baker Hughes Company on Form 8-K filed on September 10, 2019).

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

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 30, 2019	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 30, 2019	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

Baker Hughes Company 2019 Third Quarter FORM 10-Q | 50