Form 10-K
period 2019-12-31
Baker Hughes Co
filed 2020-02-13
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-38143

Baker Hughes Company
(Exact name of registrant as specified in its charter)

Delaware		81-4403168
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

17021 Aldine Westfield Road
Houston,	Texas	77073-5101
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value per Share	BKR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2019 reported by the New York Stock Exchange) was approximately $9,854,020,448.
As of February 6, 2020, the registrant had outstanding 653,509,914 shares of Class A Common Stock, $0.0001 par value per share and 377,427,884 shares of Class B Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Company

Baker Hughes Company 2019 FORM 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or our) is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 68,000 employees. The Company was formed as the result of a combination between Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE) (the Transactions), which resulted in GE owning approximately 62.5% of the Company. As a result of the Transactions, substantially all of the business of GE O&G and of Baker Hughes, was transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC). As of September 16, 2019, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock.  Subsequently, on October 17, 2019, the Company changed its name from Baker Hughes, a GE company to Baker Hughes Company. On October 18, 2019, the Company began trading as BKR on the New York Stock Exchange.
SEPARATION FROM GE
In June 2018, GE announced their intention to pursue an orderly separation from Baker Hughes over time. To that end, in November 2018, we completed a secondary public offering in which GE and its affiliates sold 101.2 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates. The offering included the exchange by GE and its affiliates of common units of BHGE LLC (LLC Units), together with the corresponding shares of our Class B common stock, for our Class A common stock. Also, in November 2018, we repurchased 65 million of our Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for $1.5 billion. In connection with this repurchase, the corresponding shares of Class B common stock and LLC Units were canceled. As a result of this secondary offering and repurchase, GE's interest in Baker Hughes was reduced from approximately 62.5% to approximately 50.4%.
In November 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets with GE and BHGE LLC (collectively, the Master Agreement Framework, which were later negotiated into definitive agreements) designed to further solidify the commercial and technological collaboration between us and GE. The Master Agreement Framework focuses on areas where we work most closely with GE on developing leading technology and executing for customers. First, we defined the parameters for long-term collaboration and partnership with GE on critical rotating equipment technology. Second, for our digital software and technology business we agreed to maintain the status quo as the exclusive supplier of GE Digital oil and-gas applications, although this commercial arrangement was modified pursuant to the Omnibus Agreement, discussed below, including by rendering the relationship with GE Digital to be nonexclusive with respect to digital offerings in the oil and gas space. Finally, we reached agreements on a number of other areas including our controls business, pension, taxes, and intercompany services. All agreements within the Master Agreement Framework were finalized by the first quarter of 2019.
In July 2019, we also entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between us and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures. Modifications to the commercial arrangements between us and GE included, among other things, modification of the relationship between BHGE LLC and GE Digital to be nonexclusive with respect to digital offerings in the oil and gas space.
In September 2019, we completed another secondary public offering in which GE and its affiliates sold 132.3 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates in this offering. The offering included the exchange by GE and its affiliates of LLC Units, together with the corresponding shares of our Class B common stock, for our Class A common stock. Also, in September 2019, we repurchased 11.9 million shares of our Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for $250 million. In connection with this repurchase, the corresponding shares of Class B common stock and LLC Units were canceled. As a result of this secondary offering and repurchase, GE's interest in Baker Hughes was reduced to approximately 36.8%, and therefore, GE ceased to hold more than 50% of

Baker Hughes Company 2019 FORM 10-K | 1

the voting power of all classes of our outstanding voting stock. As of December 31, 2019, GE's interest in us was 36.7%.
For a discussion of certain risks associated with the separation, including risks related to our business, financial condition and results of operations, see “Item 1A. Risk Factors-Risks Factors Related to the Separation from GE.” For further details on the Master Agreement Framework and Omnibus Agreement, see "Note 19. Related Party Disclosures" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
OUR VISION
We are an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. In 2019, we generated revenue of $23,838 million and conducted business in more than 120 countries. With the breadth of our portfolio, leading technology, and unique partnership models, we are positioned to deliver outcome-based solutions across the industry. By integrating health, safety & environment (HSE) into everything we do, we protect our people, our customers, and the environment. We believe in doing the right thing every time, and delivering the best quality and safest products, services, processes, solutions, and technologies in the industry.
The oil and gas macroeconomic environment continues to be dynamic, and the demand for more energy and the transition to new energy sources is accelerating. We believe the industry is going through a transformation that requires a change in how we work. Irrespective of commodity prices, our customers are focused on reducing both capital and operating expenditures. Our customers expect new models and solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning for the energy transition. Our strategy is based on three growth areas:

•
Transforming our core through leading product companies: We are focused on delivering more efficient products and services, integrated offerings, and outcome-based solutions to improve total project economics.

•
Lead with technology: We are expanding our digital and technology offerings to help facilitate better, safer, and more reliable operations for our customers, while improving our own operational and execution capabilities.

•
Lead the energy transition: We are positioning the Company as the leading energy technology company to enable the energy transition. We plan to grow across the gas value chain, and develop products and services to help the industry lower carbon emissions.

We believe we have an important role to play in society as an industry leader and partner.  In January 2019, we made a commitment to reduce CO2 equivalent (eq.) emissions from our operations by 50 percent by 2030, achieving net-zero CO2 eq. emissions by 2050.  We are investing in our portfolio of advanced technologies to assist customers with reducing their carbon footprint.
We reported in our 2018 Corporate Social Responsibility report a 34% reduction in operating emissions since 2012 through a commitment to new technology and operational efficiencies. We will continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing and generation. We have established a global additive manufacturing technology network with a mission to bring commercial-scale production closer to customers, reducing transportation impact and associated emissions.
We expect to benefit from the following:

•
Scope and scale: We have global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas (LNG) and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments, matching energy leaders in many areas. We deliver through our four product companies (also referred to as operating segments): Oilfield Services; Oilfield Equipment; Turbomachinery & Process Solutions; and Digital Solutions as discussed below under "Products and Services," and each are among the top four providers in their respective segments.

Baker Hughes Company 2019 FORM 10-K | 2

•
Technology: Our culture is built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers' efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $687 million research & development spend in 2019.

•
Digital capabilities: We expect to benefit from the emerging demand for artificial intelligence (AI) based solutions as part of our customers’ digital transformation initiatives. Launched in 2019, our partnership with C3.ai will enable us to deliver AI that is faster, easier, and more scalable to drive outcomes for our customers. We will deliver existing technology to oil and gas customers and collaborate on new AI applications specific for oil and gas outcomes. We will also apply these applications internally to improve operational efficiencies. We are also leveraging advanced manufacturing techniques to transform our supply chain and design new parts and components that ultimately will lower costs and operational carbon emissions.

•
Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-reduction products. This includes more efficient power generation and compression technology that reduces carbon emissions. We also have a range of inspection and sensor technology that can monitor and help reduce flaring and emissions.

ORDERS AND REMAINING PERFORMANCE OBLIGATIONS
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
We recognized orders of $27.0 billion, $23.9 billion and $17.2 billion in 2019, 2018 and 2017, respectively. As of December 31, 2019, 2018 and 2017, the remaining performance obligations totaled $22.9 billion, $21.0 billion and $21.0 billion, respectively.
PRODUCTS AND SERVICES
We are an energy technology company that has a diverse portfolio of equipment and service capabilities that span the energy and industrial value chain. Our reportable segments, which are the same as our operating segments, are organized based on the nature of our markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment as described below.
Oilfield Services
The Oilfield Services (OFS) segment provides products and services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production, and intervention. The segment includes product lines that design and manufacture products and provide services to help operators find, evaluate, drill, and produce hydrocarbons.
Products and services include diamond and tri-cone drill bits, drilling services, including directional drilling technology, measurement while drilling and logging while drilling, wireline services, drilling and completions fluids, completions tools and systems, wellbore intervention tools and services, artificial lift systems, and oilfield and industrial chemicals.
OFS’ core evaluation and drilling technologies provide greater understanding of the subsurface to enable smoother, faster drilling and precise wellbore placement, leading to improved recovery and project economics. With our broad completions portfolio, OFS can provide tailored well integrity solutions for all well types. Drawing from a wide range of chemical and artificial lift technologies, coupled with production optimization software, OFS can help lower the cost per barrel for the life of an asset. OFS also provides integrated well services to plan and execute projects ranging from well construction, intervention, and production services through well abandonment.

Baker Hughes Company 2019 FORM 10-K | 3

Our customers include the large integrated major and super-major oil and natural gas companies, U.S. and international independent oil and natural gas companies, and the national or state-owned oil companies as well as oilfield service companies.
Oilfield Equipment
The Oilfield Equipment (OFE) segment provides a broad portfolio of mission critical products and services that serve as the last line of defense during drilling and over the life of a field. These products and services are required to facilitate the safe and reliable control and flow of hydrocarbons from the wellhead to the production facilities. The OFE portfolio has solutions for the subsea, offshore surface and onshore operating environments. OFE designs and manufactures subsea and surface drilling and production systems and provides a full range of services related to onshore and offshore drilling and production operations.
The OFE segment includes subsea and surface drilling equipment, subsea production systems (SPS), flexible pipe systems for subsea flowlines, risers and onshore pipes, surface and subsea wellheads, surface pressure control equipment, subsea well intervention solutions and related service solutions. The OFE drilling product line offers blowout preventers, control systems, marine drilling risers, wellhead connectors, diverters, and related services for floaters, jack-ups and land drilling rigs. OFE’s SPS portfolio includes subsea trees, control systems, manifolds, connection systems, wellheads, specialty connectors & pipes, installation and decommissioning solutions, and related services for Life of Field solutions and well intervention. OFE also provides advanced flexible pipe products including risers, flowlines, fluid transfer lines and subsea jumpers, for floating production facilities across a range of operating environments. In addition, OFE offers a full range of onshore wellhead products, flow equipment, valves, actuators, as well as related services. OFE also offers a range of comprehensive, worldwide services for installation, technical support, well access through subsea intervention systems, operating resources and tools, offshore products and brownfield asset integrity solutions.
OFE customers are oil and gas operators, drilling contractors and engineering, procurement and construction (EPC) contractors seeking to undertake new subsea projects, mid-life upgrades and maintenance, well interventions and workover campaigns. OFE strives for a leadership position within the 20 Kpsi subsea drilling systems, large-bore gas fields, deepwater and ultra-deepwater oil and gas fields and fields with long tieback distances. Additionally, through Subsea Connect, OFE offers integrated solutions to drive outcomes for customers.
Turbomachinery & Process Solutions
The Turbomachinery & Process Solutions (TPS) segment provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry and energy industry, the on-and-offshore, LNG, pipeline and gas storage, refining, petrochemical, distributed gas, flow and process control and industrial segments. TPS is a leader in designing, manufacturing, maintaining and upgrading rotating equipment across the entire oil and gas value chain.
The TPS segment includes drivers, driven equipment, flow control, and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, and hot gas and turbo expanders. TPS’ driven equipment consists of generators, reciprocating, centrifugal, zero emission and subsea compressors. TPS’ flow portfolio includes pumps, valves, regulators, control systems, and other flow and process control technologies. As part of its turnkey solutions, TPS offers power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, carbon capture, and storage/use facilities. TPS also offers genuine spare parts, system upgrades, conversion solutions, digital advanced services and turnkey solutions to refurbish, rejuvenate and, improve the output from a single machine up to an entire plant.

Baker Hughes Company 2019 FORM 10-K | 4

TPS’ products enable customers to increase upstream oil and gas production, liquefy natural gas, compress gas for transport via pipelines, generate electricity, store gas and energy, refine oil and gas and produce petrochemicals, while minimizing both operational and environmental risks in the most extreme service conditions and enhancing overall efficiency. TPS’ customers are upstream, midstream and downstream, onshore and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and EPC companies. As a supplier of turbomachinery equipment and solutions, TPS uses technology to help customers reduce their environmental impact by making their operations more efficient and enhancing their productivity, reducing emissions through flaring, venting and fuel combustion and introducing new technologies that improve their ability to reduce unwanted fugitive emissions.
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
Digital Solutions
Digital Solutions combines sophisticated hardware technologies with enterprise-class software products and analytics to connect industrial assets, providing customers with the data, safety and security needed to reliably and efficiently improve operations.
The DS segment includes condition monitoring, industrial controls, non-destructive technologies, measurement, sensing, and pipeline solutions. Condition monitoring technologies include the Bently Nevada® and System 1® brands, providing rack-based vibration monitoring equipment and sensors primarily for power generation and oil and gas operations. The DS Waygate Technologies product line includes non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection.
The DS Process and Pipeline Services product line (PPS) provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines while achieving the highest returns possible. In addition, the PPS product line provides inline inspection solutions to support pipeline integrity and includes nitrogen, bolting, torqueing and leak detection services, as well as the world’s largest fleet of air compressors to dry pipelines after hydrotesting. The DS Measurement and Sensing product line provides instrumentation to better detect and analyze pressure, flow, gas, and moisture conditions. The DS Control Solutions product line provides comprehensive, scalable industrial controls systems, safety systems (SIL), hardware, software cybersecurity solutions and services.
The DS segment helps companies monitor and optimize industrial assets while mitigating risk and boosting safety, by providing performance management, and condition and asset health monitoring. It also provides customers the technical capabilities to drive enterprise wide digital transformation of business processes and to focus on better production outcomes along the entire oil & gas value chain and adjacent industries, using sensors, services and inspections to connect industrial assets to the Industrial Internet. The DS software business is built to handle data at an industrial scale, giving customers the power to innovate, and make faster, more confident decisions to maximize performance.
MARKETS AND COMPETITION
We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. No single customer accounted for 10% or more of our revenue in the current year.

Baker Hughes Company 2019 FORM 10-K | 5

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
Oilfield Equipment
Our OFE segment believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and on time delivery, health, safety and environmental standards, technical proficiency, availability of spare parts, and price. Its strong track record of innovation enables OFE to enter into long-term, performance-based service agreements with our customers. In the SPS product line, the primary competitors of OFE include Schlumberger, TechnipFMC, Aker Solutions ASA, Proserv, and Dril-Quip Inc. In the flexible pipe product line, competitors include TechnipFMC, National Oilwell Varco (NOV), Airborne, and Magma. In the drilling product line, competitors include NOV and Schlumberger. In the surface pressure control product line, the primary competitors include Cactus Wellhead, TechnipFMC, and Schlumberger.
Turbomachinery & Process Solutions
Our TPS segment believes that the principal competitive factors in the industries and markets it serves are product range (or power range measured in megawatts) coverage, efficiency, product reliability and availability, service capabilities, references, emissions, and price. Our primary equipment competitors include Siemens (Power and Gas business unit), Solar (a Caterpillar company), MAN Turbo, Mitsubishi Heavy Industries, and Elliot Ebara. In the valves and pumps product line, competitors include Emerson, Flowserve, Metso and Sulzer. Our aftermarket equipment product line competes with independent service providers such as Masaood John Brown, EthosEnergy, Sulzer, MTU, and Chromalloy.
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
We enjoy stable relationships with many of our customers based on long-term project contracts and master service agreements. Several of those contracts require us to commit to a fixed price based on the customer’s technical specifications with little or no legal relief available due to changes in circumstances, such as changes in local laws, or industry or geopolitical events. In some cases, failure to deliver products or perform services within contractual commitments may lead to liquidated damages claims. We seek to mitigate these exposures through close collaboration with our customers.

Baker Hughes Company 2019 FORM 10-K | 6

We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. Our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their other contractors; the loss of or damage to their facility and equipment, and often that of their other contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and sometimes that of our subcontractors; the loss of or damage to our equipment; and pollution originating from our equipment above the surface of the earth while under our control. Where the above indemnities do not apply or are not consistent with industry best practices, we typically provide a capped indemnity for damages caused to the customer by our negligence, and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
Our indemnity structure may not protect us in every case. Certain U.S. states have enacted oil and natural gas specific anti-indemnity statutes that can void the allocation of liability agreed to in a contract. State law, laws in countries outside the U.S., public policy, or the negotiated terms of a customer contract may also limit indemnity obligations in the event of the gross negligence or willful misconduct. We sometimes contract with customers that are not the end user of our products. It is our practice to seek to obtain an indemnity from our customer for any end-user claims, but this is not always possible. Similarly, government agencies and other third parties, including in some cases other contractors of our customers, may make claims in respect of which we are not indemnified and for which responsibility is assessed proportionate to fault. Deviations from our standard contracting practices are examined through an established risk deviation process.
The Company maintains a commercial general liability insurance policy program that covers against certain operating hazards, including product liability claims and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which the Company is liable; however, clean up and well control costs are not covered by such program. All of the insurance policies purchased by the Company are subject to deductible and/or self-insured retention amounts for which we are responsible for payment, specific terms, conditions, limitations, and exclusions. There can be no assurance that the nature and amount of Company insurance will be sufficient to fully indemnify us against liabilities related to our business.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology, and other solutions, as well as the improvement of existing products, services and the design of specialized products to meet specific customer needs. We continue to invest across all operating segments in products to enhance safety, develop capability, improve performance, and reduce costs aligned with our operational strategy. In OFS, we invested in a range of formation evaluation capabilities as well as drilling, completions, and production hardware. In OFE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures as well as modular designs that allow for simpler and more integrated subsea systems as with our AptaraTM product line. Additionally, subsea power and processing is also an area in which we are investing, covering both pumping and compression. In TPS, we continue to invest in our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products. DS continues to invest in advanced digital solutions designed to improve the efficiency, reliability and safety of oil & gas production operations. These systems integrate operational data and provide analytics from producing oil and gas facilities helping to prevent unplanned downtime and improve facility reliability. In addition, DS invests in a broad range of measurement and control solutions spanning multiple industries, including methane detection systems like LumenTM used for oil and gas operations, and additionally inspection technologies for consumer electronics. Our Enterprise Technology Operations expanded its investments in the fields of additive manufacturing, AI, edge computing, and broader data science capabilities.

Baker Hughes Company 2019 FORM 10-K | 7

INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property (IP) rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our intellectual property rights. Many patents and patent applications comprise the Baker Hughes portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by GE and, in some cases, third parties. We do not consider any individual patent to be material to our business operations.
In connection with the Master Agreement Framework, GE entered into an amended and restated IP cross-license agreement (the IP Cross-License Agreement) with BHGE LLC. GE agreed to perpetually license to BHGE LLC the right to use certain intellectual property owned or controlled by GE pursuant to the terms of the IP Cross-License Agreement. BHGE LLC in return, also agreed to perpetually license to GE the right to use certain intellectual property rights owned or controlled by BHGE LLC pursuant to the terms of the IP Cross-License Agreement. This IP Cross-License Agreement allows both parties to have continued and permanent rights to commercially utilize certain intellectual property of the other pursuant to the terms of the agreement.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe that maintenance, protection and enforcement of our patents, trademarks, and related intellectual property rights is central to the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement, misappropriation or other violation worldwide as we deem appropriate to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete.
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

•	Scheduled repair and maintenance of offshore facilities in the North Sea can reduce activity in the second and third quarters.

•	Many of our international oilfield customers increase orders for certain products and services in the fourth quarter.

•	Our process & pipeline business in the DS segment typically experiences lower sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.

•	Our broader DS and TPS businesses typically experiences higher customer activity as a result of spending patterns in the second half of the year.

Baker Hughes Company 2019 FORM 10-K | 8

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
EMPLOYEES
As of December 31, 2019, we had approximately 68,000 employees, of which the majority are outside the U.S. Approximately 10% of these employees are represented under collective bargaining agreements or similar-type labor arrangements.
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
We recognize that environmental challenges including climate change warrant meaningful action. In 2019, we announced our commitment to reduce our carbon equivalent emissions 50% by 2030 and achieve net zero by 2050. This goal encompasses emissions from our direct operations (Scope 1 and 2 emissions) as compared to our baseline year of 2012 and was set to align with the Paris Accord and the specific recommendations of the United Nations (UN) Intergovernmental Panel on Climate Change’s Special Report on Global Warming of 1.5oC. We have proactively worked to reduce our greenhouse gas emissions over the last decade and continue efforts to reduce our overall environmental footprint by using materials wisely and preserving land, water and air quality. Our sustainability commitments include our formal participation in the UN Global Compact, which commenced in 2019 and requires annual communication of progress.  This Compact requires commitment to the UN Sustainable Development Goals and ten principles including a precautionary approach to environmental challenges, initiatives to promote a greater sense of environmental responsibility and the development of environmentally friendly technologies.
While we seek to embed and verify sound environmental practices throughout our business, we are, and may in the future be, involved in voluntary remediation projects at current and former properties, typically related to historical operations. On rare occasions, our remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs at these properties are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation and maintenance of pollution control equipment and waste disposal, are expensed as incurred.

Baker Hughes Company 2019 FORM 10-K | 9

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
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated and combined financial statements. Our total accrual for environmental remediation was $82 million and $84 million at December 31, 2019 and 2018, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our assurance programs.
AVAILABILITY OF INFORMATION FOR STOCKHOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on our Internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
We have a Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification.
The Code of Conduct, referred to as Our Way: The Baker Hughes Code of Conduct, and the Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Governance Principles and the charters of our Audit Committee, Compensation Committee, Conflicts Committee and Governance and Nominating Committee are also available on the Investor section of our website at www.bakerhughes.com. In addition, a copy of the Code of Conduct, Code of Ethical Conduct Certifications, Governance Principles, and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them.
EXECUTIVE OFFICERS OF BAKER HUGHES COMPANY
The following table shows, as of February 13, 2020, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	46
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

Baker Hughes Company 2019 FORM 10-K | 10

Name	Age	Position and Background
Brian Worrell	50
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

Maria Claudia Borras	51
Executive Vice President, Oilfield Services
Maria Claudia Borras is the Executive Vice President, Oilfield Services of the Company. Before joining the Company in July 2017, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011 and other leadership roles at Baker Hughes Incorporated from 1994 to April 2009.

Kurt Camilleri	45
Senior Vice President, Controller and Chief Accounting Officer
Kurt Camilleri is the Senior Vice President, Controller and Chief Accounting Officer of the Company. Prior to joining the Company in July 2017, he served as the Global Controller for GE Oil & Gas from July 2013 to July 2017. Mr. Camilleri served as the Global Controller for GE Transportation from January 2013 to June 2013 and the Controller for Europe and Eastern and African Growth Markets for GE Healthcare from 2010 to January 2013. He began his career in 1996 with Pricewaterhouse in London, which subsequently became PricewaterhouseCoopers.

Roderick Christie	57
Executive Vice President, Turbomachinery and Process Solutions
Rod Christie is the Executive Vice President, Turbomachinery & Process Solutions of the Company.  Prior to joining the Company in July 2017, he served as the Chief Executive Officer of Turbomachinery & Process Solutions at GE Oil & Gas from January 2016 to July 2017. He served as the Chief Executive Officer of GE Oil & Gas’ Subsea Systems & Drilling Business from August 2011 to 2016 and held various other leadership positions within GE between 1999 to 2011.

William D. Marsh	57
Chief Legal Officer
William D. Marsh is the Chief Legal Officer of the Company. Prior to joining the Company in July 2017, he served as the Vice President and General Counsel of Baker Hughes Incorporated from February 2013 to July 2017. He previously served as the Vice President-Legal for Western Hemisphere at Baker Hughes Incorporated from May 2009 to February 2013 and held various executive, legal and corporate roles within Baker Hughes Incorporated from 1998 to 2009. He was a partner at the law firm Ballard Spahr prior to joining Baker Hughes Incorporated in 1998.

Derek Mathieson	49
Chief Marketing and Technology Officer
Derek Mathieson is the Chief Marketing and Technology Officer of the Company. Prior to joining the Company in July 2017, he served in various leadership roles at Baker Hughes Incorporated including Chief Integration Officer from October 2016 to July 2017; Chief Commercial Officer from May 2016 to October 2016; Chief Technology and Marketing Officer from September 2015 to May 2016; Chief Strategy Officer from October 2013 to September 2015; President, Western Hemisphere Operations from 2012 to 2013; President, Products and Technology from May 2009 to January 2012; and Chief Technology and Marketing Officer from December 2008 to May 2009.

Neil Saunders	50
Executive Vice President, Oilfield Equipment
Neil Saunders is the Executive Vice President, Oilfield Equipment of the Company. Prior to joining the Company in July 2017, he served as the President and Chief Executive Officer of the Subsea Systems & Drilling business at GE Oil & Gas from July 2016 to July 2017 and the Senior Vice President for Subsea Production Systems from August 2011 to July 2016. He served in various leadership roles within GE Oil & Gas from 2007 to August 2011.

Baker Hughes Company 2019 FORM 10-K | 11

Name	Age	Position and Background
Uwem Ukpong	48
Executive Vice President, Global Operations
Uwem Ukpong is the Executive Vice President, Global Operations of the Company. Prior to this role, he served as the Chief Integration Officer of the Company from July 2017 to January 2018. He served as Vice President, Baker Hughes Integration for GE Oil & Gas from October 2016 to July 2017 and President and CEO of the GE Oil & Gas Surface Business from January 2016 to October 2016. He held various technical and leadership roles at Schlumberger from 1993 to 2015.

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
We operate in a highly competitive environment for marketing oilfield products and services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new technologies, reliable products and services that perform as expected and that create value for our customers, and successfully recruit, train and retain competent personnel.
In addition, our investments in new technologies and properties, plants and equipment may not provide competitive returns. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in various markets in which we operate, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition and results of operations could be materially and adversely affected. We are also developing artificial intelligence products and services with a third party. There are no assurances that we will be able to successfully develop an artificial intelligence platform that will effectively address the artificial intelligence related needs of our customers. In addition, the agreement with the third party is subject to term limitations and there are no assurances that a future agreement, if any, will have the same terms as the current agreement.
The high cost or unavailability of infrastructure, materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.
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

Baker Hughes Company 2019 FORM 10-K | 12

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

Baker Hughes Company 2019 FORM 10-K | 13

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

Baker Hughes Company 2019 FORM 10-K | 14

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
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes the Paris Agreement and the Kyoto Protocol; the European Union Emission Trading System; Article 8 of the European Union Energy Efficiency Directive and the United Kingdom’s Energy Savings Opportunity Scheme(ESOS); and, in the United States, the Regional Greenhouse Gas Initiative, the Western Climate Action Initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as Assembly Bill 32).
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
Regulatory requirements related to Environmental, Social and Governance (ESG) or sustainability reporting have been issued in the European Union that applies to financial market participants, with implementation and enforcement expected in 2021.  In the United States, such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois.  Additional regulation is pending in other states.  We expect regulatory requirements related to ESG matters to continue to expand globally.  The Company is committed to transparent and comprehensive reporting of our sustainability performance, and considers existing standards such as the Global Reporting Initiative’s G4 guidelines, the Sustainability Accounting Standards Board’s documentation, International Petroleum Industry Environmental Conservation Association's (IPIECA) Sustainability Reporting Guidance and recommendations issued by the Task Force for Climate Related Financial Disclosures.  If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.
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

Baker Hughes Company 2019 FORM 10-K | 15

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
We sometimes enter into consortium or similar arrangements for certain projects which could impose additional costs and obligations on us.
We sometimes enter into consortium or similar arrangements for certain projects. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
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
Our RPO is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). Our RPO can be significantly affected by the timing of orders for large projects. Although modifications and terminations of orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify orders. Our failure to replace canceled orders could negatively impact our sales and results of operations. The total dollar amount of the Company’s RPO as of December 31, 2019 was $22.9 billion.
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

Baker Hughes Company 2019 FORM 10-K | 16

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
An inability to obtain, maintain, protect or enforce our intellectual property rights could adversely affect our business.
There can be no assurance that the steps we take to obtain, maintain, protect and enforce our intellectual property rights will be completely adequate.  Our intellectual property rights may fail to provide us with significant competitive advantages, particularly in foreign jurisdictions where we have not invested in an intellectual property portfolio or that do not have, or do not enforce, strong intellectual property rights.  The weakening of protection of our trademarks, patents and other intellectual property rights could also adversely affect our business.
We are a party to a number of licenses that give us rights to intellectual property that is necessary or useful to our business.  Our success depends in part on the ability of our licensors to obtain, maintain, protect and sufficiently enforce the licensed intellectual property rights we have commercialized.  Without protection for the intellectual property rights we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business products.  Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses to use intellectual property rights we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms. We would be adversely affected in the event that any such license agreement was terminated without the right for us to continue using the licensed intellectual property.
We may be subject to litigation if another party claims that we have infringed upon, misappropriated or otherwise violated its intellectual property rights.
The tools, techniques, methodologies, programs and components we use to provide our products and services may infringe upon, misappropriate or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims may result in significant legal and other costs and may distract management from running our core business. Resolving such claims could increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.
The effects of Brexit may have a negative impact on our financial results and operations of the business.
United Kingdom has exited (Brexit) the European Union (EU) on January 31, 2020. As per the terms of the exit the UK has ceased to be an EU member but will continue to follow its rules and contribute to its budget for an 11 month transition period ending December 31, 2020. The purpose of the transition period is to give time for the UK and EU to negotiate their future relationship, including a trade deal. There remains significant uncertainty on the outcome of the negotiations and the terms of a future trade deal, if any. This uncertainty could harm our business and financial results due to fluctuations in the value of the British pound versus the U.S. dollar, euro and other currencies. In addition, Brexit could result in delayed deliveries, which may impact our internal supply chain and our customer projects.

Baker Hughes Company 2019 FORM 10-K | 17

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
Demand for oil and natural gas, as well as the demand for our services and products, is highly correlated with global economic growth. A prolonged reduction in oil and natural gas prices may require us to record additional asset impairments. Such a potential impairment charge could have a material adverse impact on our operating results.
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

Baker Hughes Company 2019 FORM 10-K | 18

Risk Factors Related to the Separation from GE
We may experience challenges relating to the separation from GE and the anticipated benefits from the Master Agreement Framework and the Omnibus Agreement.
If we experience difficulties with the separation from GE, the anticipated benefits of the Master Agreement Framework and the Omnibus Agreement, may not be realized fully or at all, may take longer to realize than expected, or may be offset by the decrease in business from certain customers or other negative impacts. The impact of the separation from GE could have an adverse effect on our business, results of operations, financial condition or other prospects on an ongoing basis.
We have incurred and expect to continue to incur additional costs in connection with the separation from GE, the Master Agreement Framework and the Omnibus Agreement.
Actual costs related to the separation and the implementation of the changes contemplated by the Master Agreement Framework and the Omnibus Agreement may be higher than anticipated, and we may experience additional difficulties in effecting such changes.
We are also a party to a number of licenses with GE that give us rights to intellectual property that is necessary or useful to our business. We would be adversely affected in the event these agreements were terminated without the right for us to continue accessing and using such licensed intellectual property as we might continue to improve current products and services or develop new ones.
Although we no longer are a “controlled company” after the completion of a secondary offering in September 2019, GE and its affiliates continue to own approximately 36.7% of the voting power of all classes of our outstanding voting stock, and the interests of GE may differ from the interests of other stockholders of the Company.
GE and its affiliates are no longer a majority stockholder after the completion of a secondary offering in September 2019. GE may still exercise significant influence over matters submitted to our stockholders for approval through its ownership of our Class B common stock, which at December 31, 2019 represented approximately 36.7% of the voting power of all classes of our outstanding voting stock. GE may also have influence over matters that do not require stockholder approval. GE may have different interests than other holders of our common stock on these and other matters. Among other things, GE’s influence could delay, defer, or prevent a sale of the Company that other stockholders support, or, conversely, this influence could result in the consummation of such a transaction that other stockholders do not support. This concentrated influence could discourage a potential investor from seeking to acquire Class A common stock and, as a result, might harm the market price of that Class A common stock. In addition, pursuant to the provisions set forth in our charter, our bylaws and the Amended and Restated Stockholders Agreement, dated as of November 13, 2018, by and between us and GE, as amended from time to time, the number of individuals who GE is entitled to designate to our board of directors is reduced from five to one. GE will continue to be entitled to designate one person for nomination to our board of directors until such time as GE and its affiliates own less than 20% of the voting power of all classes of our outstanding voting stock. Although we are no longer controlled by GE, our success will remain partially dependent on GE through, among other things, our reliance on the long-term agreements and transition services agreements between the Company and GE and the public perception of our affiliation with GE. Failure of GE to comply with these agreements could have an adverse impact on our business operations.
The market price of our Class A common stock could be materially impacted due to the substantial number of shares of our capital stock eligible for sale in any future offerings by GE.
GE and its affiliates beneficially owned (assuming full exchange of its shares of Class B common stock pursuant to the Exchange Agreement) as of December 31, 2019, approximately 36.7% of our outstanding Class A common stock. Pursuant to the Amended and Restated Registration Rights Agreement, dated July 31, 2019, as further amended from time to time, GE has the right to cause us, in certain instances, at our expense, to register resales of our Class A common stock held by GE under the Securities Act. These shares also may be sold pursuant to Rule 144 under the Securities Act, subject to restrictions while GE is deemed to be our affiliate. Future sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our Class A common stock. We cannot assure you if or when any future offerings or resales of these shares may occur.

Baker Hughes Company 2019 FORM 10-K | 19

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, our stockholders may be unable to sell their shares of our Class A common stock at or above their purchase price, if at all. We cannot assure our stockholders that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or our industry or the failure of securities analysts to cover our Class A common stock after the offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; offerings of our Class A common stock by GE or its affiliates or the perceived possibility of such offerings; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about our industry generally or individual scandals, specifically; and general market and economic conditions.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that might be considered favorable.
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

Baker Hughes Company 2019 FORM 10-K | 20

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2019:

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
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 20. Commitment and Contingencies" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
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

Baker Hughes Company 2019 FORM 10-K | 21

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the New York Stock Exchange under the ticker symbol 'BKR'. Prior to October 18, 2019, our Class A common stock traded under the ticker symbol ‘BHGE’. As of February 6, 2020, there were approximately 6,658 stockholders of record. All of our issued and outstanding Class B common stock, $0.0001 par value per share, is owned by GE and its affiliate.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2019.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (3)
October 1-31, 2019	10,197	$23.31	—	$18,690,655
November 1-30, 2019	64,823	22.61	—	$18,690,655
December 1-31, 2019	6,300	23.52	—	$18,690,655
Total	81,320	$22.76	—

(1)
Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and from the automatic exercise of certain stock options at their expiration.

(2)
Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and from the automatic exercise of certain stock options at their expiration.

(3)	We did not repurchase any shares of Class A common stock in the fourth quarter of 2019. As of December 31, 2019, the stock repurchase program has been substantially completed.

Baker Hughes Company 2019 FORM 10-K | 22

Corporate Performance Graph
The following graphs compare the change in our cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor's (S&P) 500 Stock Index and the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index over the preceding five-year period. The first graph below reflects total shareholder returns for Baker Hughes Incorporated (our predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act) from December 31, 2014 to July 3, 2017, the date of consummation of the Transactions. The second graph below reflects the total shareholder returns for our common stock from July 5, 2017, the first business day following consummation of the Transactions, to December 31, 2019.
Comparison of Two Years and Six Months Cumulative Total Return
BHI; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2014	2015	2016	July 3, 2017
Baker Hughes Incorporated (BHI)	$100.00	$83.26	$118.90	$106.16
S&P 500 Stock Index	100.00	101.38	113.51	124.41
S&P 500 Oil and Gas Equipment and Services Index	100.00	81.25	107.19	125.84

Baker Hughes Company 2019 FORM 10-K | 23

The following graph compares the change in cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published S&P 500 Stock Index and the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index over the preceding 30 month period. The graph reflects total shareholder returns for our common stock from July 5, 2017, the first business day following consummation of the Transactions, to December 31, 2019.
Comparison of Two Years and Six Months Cumulative Total Return
BKR; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	July 5, 2017	December 31, 2017	2018	2019
Baker Hughes Company (BKR)	$100.00	$85.84	$59.73	$73.44
S&P 500 Stock Index	100.00	110.97	106.11	139.52
S&P 500 Oil and Gas Equipment and Services Index	100.00	106.02	62.06	68.59
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2014 and July 5, 2017, respectively, in BHI and Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.

Baker Hughes Company 2019 FORM 10-K | 24

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, both contained herein.

	Year Ended December 31,(1)
(In millions, except per share amounts)	2019	2018	2017	2016	2015
Revenue	$23,838	$22,877	$17,179	$13,082	$16,688

Cost of revenue	19,406	18,891	14,143	10,150	12,193
Selling, general and administrative	2,832	2,699	2,535	1,926	2,115
Restructuring, impairment and other (2)	342	433	412	516	411
Goodwill impairment (3)	—	—	—	—	2,080
Separation and merger related (4)	184	153	373	33	27
Operating income (loss)	1,074	701	(284)	457	(138)
Other non operating income (loss), net	(84)	202	80	3	100
Interest expense, net	(237)	(223)	(131)	(102)	(120)
Income (loss) before income taxes and equity in loss of affiliate	753	680	(335)	358	(158)
Equity in loss of affiliate	—	(139)	(11)	—	—
Income tax provision	(482)	(258)	(45)	(173)	(473)
Net income (loss)	271	283	(391)	185	(631)
Less: Net income (loss) attributable to GE O&G pre-merger	—	—	42	254	(606)
Less: Net income (loss) attributable to noncontrolling interests	143	88	(330)	(69)	(25)
Net income (loss) attributable to Baker Hughes Company	$128	$195	$(103)	$—	$—

Per share of common stock:
Basic income (loss) per Class A common share	$0.23	$0.46	$(0.24)
Diluted income (loss) per Class A common share	0.23	0.45	(0.24)

Dividend:
Cash dividend per Class A common share	$0.72	$0.72	$0.35
Special dividend per Class A common share			$17.50

Balance Sheet Data:
Cash and cash equivalents(5)	$3,249	$3,723	$7,030	$981	$1,432
Total assets	53,369	52,439	56,500	21,466	23,133
Long-term debt	6,301	6,285	6,312	38	13
Total equity	34,499	35,013	38,410	14,280	14,545
Notes to Selected Financial Data

(1)
The 2019 and 2018 results are not comparable to prior years as the results of BHI are included only from July 3, 2017. Additionally, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and the related amendments with effect from January 1, 2016. Accordingly, 2015 period is not presented under the new revenue standard.

(2)	See "Note 21. Restructuring, Impairment and Other" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion.

Baker Hughes Company 2019 FORM 10-K | 25

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

(4)
See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies " of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of separation and merger related costs.

(5)	Cash and cash equivalents includes $162 million and $747 million of cash held on behalf of GE at December 31, 2019 and 2018, respectively.

Baker Hughes Company 2019 FORM 10-K | 26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
For management's discussion and analysis of our financial condition and results of operations for fiscal year 2018 as compared to fiscal year 2017 please refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2018, filed with the SEC on February 19, 2019.
EXECUTIVE SUMMARY
We are an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 68,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS).
We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments. Throughout 2019, the industry experienced continued volatility, with North America activity declining versus 2018, and growth internationally. Offshore markets remained relatively stable, with approximately 300 subsea trees being awarded. 2019 was a strong year for liquefied natural gas (LNG) related markets, with 71 million tons per annum of final investment decisions being reached on projects. Lastly, global GDP growth remained healthy throughout 2019, with some headwinds across the power sector.
In 2019, we generated revenue of $23,838 million, compared to $22,877 million in 2018. The increase in revenue was driven primarily by increased activity in OFS and OFE partially offset by declines in TPS and DS. Income before income taxes and equity in loss of affiliate was $753 million in 2019, and included restructuring and impairment charges of $342 million and separation and merger related costs of $184 million. Separation and merger related costs include costs incurred in connection with the separation from GE and the finalization of the Master Agreement Framework. In 2018, loss before income taxes and equity in loss of affiliate was $680 million, which also included restructuring and impairment charges of $433 million, and separation and merger related costs of $153 million.
In June 2018, GE announced their intention to pursue an orderly separation from us over time. In the fourth quarter of 2018, we entered into a Master Agreement Framework which includes a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) designed to further solidify the commercial and technological collaboration between us and GE. The Master Agreement Framework focuses on areas where we work most closely with GE on developing leading technology and executing for customers. First, we defined the parameters for long-term collaboration and partnership with GE on critical rotating equipment technology. Second, for our digital software and technology business we agreed to maintain the status quo as the exclusive supplier of GE Digital oil and-gas applications, although this commercial arrangement was modified pursuant to the Omnibus Agreement, discussed below, including by rendering the relationship with GE Digital to be nonexclusive with respect to digital offerings in the oil and gas space. Finally, we reached agreements on a number of other areas including our controls business, pension, taxes, and intercompany services. All agreements within the Master Agreement Framework were finalized by the first quarter of 2019.
On July 31, 2019, we also entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between us and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures. Modifications to the commercial arrangements between us and GE included, among other things, modification of the relationship between BHGE LLC and GE Digital to be nonexclusive with respect to digital offerings in the oil and gas space. For further details on these agreements see "Note 19. Related Party Transactions" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein. On September 16, 2019, certain equity transactions were

Baker Hughes Company 2019 FORM 10-K | 27

completed and GE’s ownership of Baker Hughes was reduced from approximately 50.3% to approximately 36.8%. As of December 31, 2019, GE's interest in us was 36.7%.
In aggregate, we anticipate that the net financial impact of the agreements contemplated by the Master Agreement Framework will have a slightly negative impact on our operating margin rates of approximately 20 to 40 basis points. In addition, we expect to incur one-time charges related to the separation from GE of approximately $0.2 billion to $0.3 billion over three years. We expect these charges to be primarily related to the build-out of information technology infrastructure as well as customary transaction fees. For a discussion of certain risks associated with separation, including risks related to our business, financial condition and results of operations, see “Item 1A. Risk Factors-Risk Factors Related to the Separation from GE.”
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to change given volatile conditions in the industry.

•
North America onshore activity: in 2019, we experienced a decline in rig count, as compared to 2018 driven by lower commodity prices over the year. We expect North American onshore activity will continue to decline in 2020. Over the long-term, we remain optimistic about the outlook.

•
International onshore activity: we have seen a moderate increase in rig count activity in 2019 and expect growth to continue into 2020, albeit at a slower rate. We expect most of the growth to come from Middle East, Latin America and Europe.

•
Offshore projects: we have seen stable customer activity and final investment decisions on offshore projects through 2019. We expect the offshore market fundamentals to support another solid year of orders with subsea tree awards in 2020 expected to remain relatively consistent with 2019. We expect to see continued growth in the flexible pipe market, following a strong orders performance in 2019.

•
Liquefied natural gas projects: we remain optimistic on the LNG market. While currently oversupplied, we believe a significant number of final investment decisions are needed to fill the projected supply-demand imbalance. In 2019, we have seen multiple large-scale LNG projects reach a positive final investment decision. We continue to view the long-term economics of the LNG industry as positive.

•
Refinery, petrochemical and industrial projects: in refining, we believe large, complex refineries should gain advantage in a more competitive, oversupplied landscape in 2019 as the industry globalizes and refiners position to meet local demand and secure export potential. The industrial market continues to grow as outdated infrastructure is replaced, policy changes come into effect and power is decentralized. We continue to see growing demand across these markets in 2020.

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
While governments may change or may not continue incentives for renewable energy additions, in the long term, renewables' cost decline may accelerate to compete with new-built fossil capacity. However, we do not anticipate any significant impacts to our business in the foreseeable future.
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

Baker Hughes Company 2019 FORM 10-K | 28

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the year ended December 31, 2019 and 2018, and should be read in conjunction with the consolidated and combined financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2019	2018
Brent oil prices ($/Bbl) (1)	$64.28	$71.34
WTI oil prices ($/Bbl) (2)	56.98	65.23
Natural gas prices ($/mmBtu) (3)	2.56	3.15

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices. After a volatile fourth quarter of 2018 when oil prices dropped nearly 40%, there was more stability and positive sentiment at the start of 2019. Brent oil prices increased from a low of $53.23/Bbl in January 2019, to a high of $74.94/Bbl in April 2019. However, the average Brent oil prices decreased to $64.28/Bbl in 2019 from $71.34/Bbl in 2018, primarily due to higher prices in the first three quarters of 2018.
In North America, customer spending is highly driven by WTI oil prices, which similar to Brent oil prices, on average decreased to $56.98/Bbl in 2019 from $65.23/Bbl in 2018, and ranged from a low of $46.31/Bbl in January 2019, to a high of $66.24/Bbl in April 2019.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.56/mmBtu in 2019, representing a 19% decrease over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $4.25/mmBtu in March 2019 to a low of $1.75/mmBtu in December 2019. According to the U.S. Department of Energy (DOE), working natural gas in storage at the end of 2019 was 3,192 billion cubic feet (Bcf), which was 15.3%, or 487 Bcf, above the corresponding week in 2018.
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

Baker Hughes Company 2019 FORM 10-K | 29

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2019	2018
North America	1,077	1,223
International	1,097	988
Worldwide	2,174	2,211
2019 Compared to 2018
Overall the rig count was 2,174 in 2019, a decrease of 2% as compared to 2018 due primarily to North American activity. The rig count in North America decreased 12% in 2019 compared to 2018, as a result of lower commodity prices and exploration and production capital expenditure reductions. Internationally, the rig count increased 11% in 2019 as compared to the same period last year. Excluding Ukraine, the international rig count was up 6% when compared to the same period last year.
Within North America, the decrease was primarily driven by the Canadian rig count, which was down 30% on average when compared to the same period last year, and a decrease in the U.S. rig count, which was down 9% on average. Internationally, the improvement in the rig count was driven primarily by increases in the Europe region of 72%, primarily related to the addition of Ukraine during the second quarter of 2019. Excluding Ukraine, the rig count in the Europe region was up 15%. The Africa region and Middle East region, were also up by 19% and 5%, respectively.
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

Baker Hughes Company 2019 FORM 10-K | 30

Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income, corporate expenses, restructuring, impairment and other charges, inventory impairment, separation and merger related costs, and certain gains and losses not allocated to the operating segments.
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
Orders and Remaining Performance Obligations
Our statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which “goods” is required to include all sales of tangible products and “services” must include all other sales, including other services activities. For the amounts shown below, we distinguish between “equipment” and “product services,” where product services refers to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to “product services” simply as “services” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Orders: We recognized orders of $26,973 million and $23,904 million in 2019 and 2018, respectively. In 2019, equipment orders were up 26% and service orders were up 3%, compared to 2018.
Remaining Performance Obligations (RPO): As of December 31, 2019 and 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.9 billion and $21.0 billion, respectively.

Baker Hughes Company 2019 FORM 10-K | 31

Revenue and Segment Operating Income Before Tax
Revenue and segment operating income for each of our four operating segments is provided below.

	Year Ended December 31,		$ Change
	2019	2018	From 2018 to 2019
Revenue:
Oilfield Services	$12,889	$11,617	$1,272
Oilfield Equipment	2,921	2,641	280
Turbomachinery & Process Solutions	5,536	6,015	(479)
Digital Solutions	2,492	2,604	(112)
Total	$23,838	$22,877	$961

	Year Ended December 31,		$ Change
	2019	2018	From 2018 to 2019
Segment operating income:
Oilfield Services	$917	$785	$132
Oilfield Equipment	55	—	55
Turbomachinery & Process Solutions	719	621	98
Digital Solutions	343	390	(47)
Total segment operating income	2,035	1,796	239
Corporate	(433)	(405)	(28)
Inventory impairment and related charges (1)	—	(105)	105
Restructuring, impairment and other	(342)	(433)	91
Separation and merger related	(184)	(153)	(31)
Operating income	1,074	701	373
Other non operating income (loss), net	(84)	202	(286)
Interest expense, net	(237)	(223)	(14)
Income before income taxes and equity in loss of affiliate	753	680	73
Equity in loss of affiliate	—	(139)	139
Provision for income taxes	(482)	(258)	(224)
Net income	$271	$283	$(12)

(1)	Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss).
Fiscal Year 2019 to Fiscal Year 2018
Revenue in 2019 was $23,838 million, an increase of $961 million, or 4%, from 2018. This increase in revenue was largely a result of increased activity in OFS and OFE partially offset by declines in TPS and DS. OFS increased $1,272 million, OFE increased $280 million, TPS decreased $479 million and DS decreased $112 million.
Total segment operating income in 2019 was $2,035 million, an increase of $239 million, or 13%, from 2018. The increase was primarily driven by OFS, which increased $132 million, OFE, which increased $55 million and TPS, which increased $98 million, partially offset by DS, which decreased $47 million.
Oilfield Services
OFS 2019 revenue was $12,889 million, an increase of $1,272 million from 2018, primarily as a result of increased international activity in 2019 compared to 2018. International revenue was $8,293 million in 2019, an increase of $1,386 million from 2018, with faster growth than the international rig count driven by activity in the

Baker Hughes Company 2019 FORM 10-K | 32

Middle East, Asia Pacific, and Latin America. North America revenue was $4,596 million in 2019, a decrease of $114 million from 2018 driven by declining rig counts in North America.
OFS 2019 segment operating income was $917 million, compared to $785 million in 2018. The increase was primarily driven by higher volume and increased cost productivity.
Oilfield Equipment
OFE 2019 revenue was $2,921 million, an increase of $280 million, or 11%, from 2018. The increase was primarily driven by higher volume in the subsea production systems business and subsea services business. These increases were partially offset by lower volume in the flexible pipe business.
OFE 2019 segment operating income was $55 million, compared to breakeven in 2018. The increase was primarily driven by higher volume and increased cost productivity.
Turbomachinery & Process Solutions
TPS 2019 revenue was $5,536 million, a decrease of $479 million, or 8%, from 2018. The decrease was primarily driven by lower equipment installation volume and business dispositions, partially offset by higher contractual services revenue. Equipment revenue in 2019 represented 36% and Service revenue represented 64% of total revenue.
TPS 2019 segment operating income was $719 million, compared to $621 million in 2018. The increase in profitability was driven primarily by higher cost productivity and favorable business mix.
Digital Solutions
DS 2019 revenue was $2,492 million, a decrease of $112 million, or 4%, from 2018, driven primarily by lower volume in Bentley, controls, pipeline and process solutions, and software businesses, partially offset by higher volume in the measurement & sensing business.
DS 2019 segment operating income was $343 million, compared to $390 million in 2018. The decrease in profitability was driven by lower volume and negative cost productivity.
Corporate
In 2019, corporate expenses were $433 million, an increase of $28 million compared to 2018, primarily from the additional expenses related to the separation from GE.
Restructuring, Impairment and Other
In 2019, we recognized $342 million in restructuring, impairment and other charges, a decrease of $91 million compared to 2018. This decrease was primarily due to the accelerated amortization costs in 2018 that did not repeat in 2019, and reduced integration related restructuring activities partially offset by additional charges in our OFS segment focused on supply chain optimization, improving asset utilization, and driving down product and service delivery costs.
Separation and Merger related
We recorded $184 million of separation and merger related costs in 2019, an increase of $31 million from the prior year. Costs in 2019 primarily relate to the finalization of the Master Agreement Framework and the ongoing activities related to the separation from GE. In 2018, separation and merger related costs primarily included costs associated with the integration of BHI.
Interest Expense, Net
In 2019, we incurred net interest expense of $237 million, an increase of $14 million from the prior year, primarily driven by costs associated with refinancing our Senior Notes due August 2021 and lower interest income.

Baker Hughes Company 2019 FORM 10-K | 33

Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during 2019 compared to a loss of $139 million in 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Income Tax
In 2019, our income tax expense increased by $224 million, from $258 million in 2018 to $482 million in 2019. The increase was primarily due to higher foreign taxes related to increased foreign earnings and geographical mix of earnings.
COMPLIANCE
We, in the conduct of all of our activities, are committed to maintaining the core values of our Company, as well as high safety, ethical and quality standards (Standards) as also reported in our Quality Management System (QMS). We believe such a commitment is integral to running a sound, successful, and sustainable business. To ensure that we live up to our high Standards, we devote significant resources to maintain a comprehensive global ethics and compliance program (Compliance Program) which is designed to prevent, detect, and appropriately respond in a timely fashion to any potential violations of the law, Our Way: The Baker Hughes Code of Conduct, and other Company policies and procedures.
Highlights of our Compliance Program include the following:

•
Comprehensive internal policies over such areas as anti-bribery; travel, entertainment, gifts and charitable donations to government officials and other parties; payments to commercial sales representatives; and, the use of non-U.S. police or military organizations for security purposes.  In addition, there are policies and procedures to address customs requirements, visa processing risks, export and re-export controls, economic sanctions, anti-money laundering and anti-boycott laws.

•
Global structure of Legal Compliance Counsel and other professionals providing compliance advice, customized training and governance, as well as investigating concerns across all regions and countries where we do business.

•	Comprehensive employee compliance training program that combines instructor-led and web-based training modules tailored to the key risks that employees face on an ongoing basis.

•
Due diligence procedures for third parties who conduct business on our behalf, including commercial sales agents, administrative service providers, and professional consultants, as well as an enhanced risk-based process for classifying channel partners and suppliers.

•	Due diligence procedures for merger and acquisition activities.

•	Specifically tailored compliance risk assessments and audits focused on country and third party risk.

•
Compliance Review Board comprised of senior officers of the Company that meets quarterly to monitor effectiveness of the Compliance Program, as well as Product Company and regional compliance committees that meet quarterly.

•
Technology to monitor and report on compliance matters, including an internal investigations management system, a web-based anti-boycott reporting tool, global trade management systems and comprehensive watch list screening.

•
A compliance program designed to create an “Open Reporting Environment” where employees are encouraged to report any ethics or compliance matter without fear of retaliation, including a global network of trained employee ombudspersons, and a worldwide, 24-hour business helpline operated by a third party and available in approximately 150 languages.

Baker Hughes Company 2019 FORM 10-K | 34

•	Centralized finance organization with company-wide policies.

•	Anti-corruption audits of high-risk countries conducted by Legal Compliance and Internal Audit, as well as risk-based compliance audits of third parties conducted by Legal Compliance.

•
We have region-specific processes and procedures for management of HR related issues, including pre-hire screening of employees; a process to screen existing employees prior to promotion into select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire compliance training module for all employees.

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At December 31, 2019, we had cash and cash equivalents of $3,249 million compared to $3,723 million at December 31, 2018. Cash and cash equivalents includes $162 million and $747 million of cash held on behalf of GE at December 31, 2019 and 2018, respectively.
Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $0.4 billion and $0.7 billion while our foreign subsidiaries held approximately $2.7 billion and $2.3 billion of our cash and cash equivalents as at December 31, 2019 and 2018, respectively. A substantial portion of the cash held by foreign subsidiaries at December 31, 2019 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
In December 2019, BHGE LLC entered into a $3 billion committed unsecured revolving credit facility (the 2019 Credit Agreement) with commercial banks maturing in December 2024. The 2019 Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHGE LLC's obligations under the 2019 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2019 Credit Agreement and other customary defaults. No such events of default have occurred. In connection with BHGE LLC’s entry into the 2019 Credit Agreement, BHGE LLC terminated its then-existing five-year committed $3 billion revolving credit agreement dated as of July 3, 2017 (the 2017 Credit Agreement). During 2019 and 2018, there were no borrowings under the 2019 or 2017 Credit Agreement.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2019, we had no borrowings outstanding under the commercial paper program.
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
During the year ended December 31, 2019, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, the repayment of debt, payment of dividends, distributions to GE and share repurchases. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.

Baker Hughes Company 2019 FORM 10-K | 35

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2019	2018
Operating activities	$2,126	$1,762
Investing activities	(1,045)	(578)
Financing activities	(1,534)	(4,363)
Fiscal Year 2019 to Fiscal Year 2018
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $2,126 million and $1,762 million for the years ended December 31, 2019 and 2018, respectively. Cash flows from operating activities increased $364 million in 2019 primarily driven by improved operating performance. These cash inflows were supported by $553 million of working capital generation mainly due to net positive progress collections and receivables in TPS for equipment contracts, as well as continued improvement in our working capital processes. Included in our cash flows from operating activities for 2019 and 2018 are payments of $307 million and $473 million, respectively, made primarily for employee severance as a result of our restructuring activities and separation and merger related costs including the build-out of information technology infrastructure as a result of GE separation activities.
Investing Activities
Cash flows from investing activities used cash of $1,045 million and $578 million for the years ended December 31, 2019 and 2018, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $1,240 million and $995 million for 2019 and 2018, respectively, partially offset by cash flows from the sale of property, plant and equipment of $264 million and $458 million in 2019 and 2018, respectively. Proceeds from the disposal of assets related primarily to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period. In 2019, we received $77 million from the sale of our high-speed reciprocating compression business. In 2018, we received $453 million from the sale of businesses primarily driven by the sale of our Natural Gas Solution (NGS) business for $375 million. Also in 2018, the Company and ADNOC signed a strategic partnership agreement under which we acquired a five percent stake in ADNOC Drilling for a cash consideration of $500 million.
Financing Activities
Cash flows from financing activities used cash of $1,534 million and $4,363 million for the years ended December 31, 2019 and 2018, respectively.
During 2019, we paid aggregate dividends of $395 million to our Class A stockholders, and BHGE LLC made a distribution of $350 million to GE. Additionally, in September 2019, BHGE LLC repurchased 11.9 million Units from GE for a cash consideration of $250 million. In total, we returned $995 million of cash to our shareholders through share buybacks, dividends to our Class A stockholders and distributions to GE.

Baker Hughes Company 2019 FORM 10-K | 36

During 2018, we paid aggregate dividends of $315 million to our Class A stockholders, and BHGE LLC made a distribution of $495 million to GE. We used cash of $387 million and $638 million, respectively, to repurchase and cancel our shares of Class A and Class B common stock and corresponding paired Units in BHGE LLC, on a pro rata basis. Additionally, in November 2018, BHGE LLC repurchased 65 million Units from GE for a cash consideration of $1,461 million. In total, we returned $3.3 billion of cash to our shareholders through share buybacks, dividends to our Class A stockholders and distributions to GE.
We had net repayments of short-term debt of $542 million and $376 million in 2019 and 2018, respectively. Repayment of our long-term debt of $570 million and $684 million in 2019 and 2018, respectively, consisted primarily of repayment of certain Senior Notes.
In November 2019, BHGE LLC issued $525 million of 3.138% Senior Notes due November 2029. We used the proceeds from this offering to repurchase all of our outstanding 3.2% Senior Notes due August 2021.
Cash Requirements
In 2020, we believe cash on hand, cash flows from operating activities, the available revolving credit facility and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures, net of proceeds from disposal of assets, in 2020 will be made as appropriate at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $500 million to $600 million in 2020.
Contractual Obligations
In the table below, we set forth our contractual obligations as of December 31, 2019. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and finance lease obligations (1)	$6,410	$316	$1,314	$156	$4,624
Estimated interest payments (2)	3,609	239	474	399	2,497
Operating leases (3)	1,020	230	312	160	318
Purchase obligations (4)	1,571	1,304	231	21	15
Total	$12,610	$2,089	$2,331	$736	$7,454

(1)
Amounts represent the expected cash payments for the principal amounts related to our debt, including finance lease obligations. Amounts for debt do not include any deferred issuance costs or unamortized discounts or premiums including step up in the value of the debt on the acquisition of BHI. Expected cash payments for interest are excluded from these amounts. Total debt and finance lease obligations includes $273 million payable to GE and its affiliates. As there is no fixed payment schedule on the amount payable to GE and its affiliates we have classified it as payable in less than one year.

(2)	Amounts represent the expected cash payments for interest on our long-term debt and finance lease obligations.

(3)
Amounts represent the future minimum payments under operating leases with initial terms of one year or more. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Baker Hughes Company 2019 FORM 10-K | 37

(4)
Purchase obligations include expenditures for capital assets for 2020 as well as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $573 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above. See "Note 13. Income Taxes" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
We have certain defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2019, we made contributions and paid direct benefits of approximately $39 million in connection with those plans, and we anticipate funding approximately $32 million during 2020. Amounts for pension funding obligations are based on assumptions that are subject to change, therefore, we are currently not able to reasonably estimate our contribution figures after 2020. See "Note 12. Employee Benefit Plans" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.9 billion at December 31, 2019. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated and combined financial statements.
As of December 31, 2019, we had no material off-balance sheet financing arrangements other than those discussed above. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
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
In December 2017, BHGE LLC and Baker Hughes Co-Obligor, Inc. filed a shelf registration statement on Form S-3 with the SEC to have the ability to sell up to $3 billion in debt securities in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any debt securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in December 2020.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2019, 19% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2018, 24% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S., is 88% of the total cash balance as of December 31, 2019. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.

Baker Hughes Company 2019 FORM 10-K | 38

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
We regularly assess customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the equipment installed and the close interaction with our customers

Baker Hughes Company 2019 FORM 10-K | 39

through supplying critical services and parts over extended periods. Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $(1) million, $26 million and $44 million for the three years ended December 31, 2019, 2018 and 2017, respectively. We provide for probable losses when they become evident.
On December 31, 2019, our long-term product service agreements, net of related billings in excess of revenues, of $0.3 billion, represent approximately 2.9% of our total estimated life of contract billings of $10.3 billion.  Cash billings collected on these contracts were approximately $0.6 billion during the years ended December 31, 2019 and 2018.  Our contracts (on average) are approximately 17% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future revenue or costs that increase or decrease total estimated contract profitability by 1% would increase or decrease the long-term product service agreements balance by $0.04 billion.
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
Projected benefit obligations are measured as the present value of expected payments discounted using the weighted average of market observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits, lower discount rates increase present values and subsequent year pension expense and higher discount rates decrease present values and subsequent year pension expense. The discount rates used to determine the benefit obligations for our principal pension plans at December 31, 2019 and 2018 were 2.34% and 3.43%, respectively, reflecting market interest rates. Our expected return on assets at December 31, 2019 and 2018 was 5.48% and 5.94%, respectively.
Income Taxes
We operate in more than 120 countries and our effective tax rate is based on our income, statutory tax rates and differences between tax laws and the GAAP in these various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the U.S. Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. However, as a result of U.S. tax reform, substantially all of our 2017 and prior unrepatriated foreign earnings were subject to U.S. tax and, accordingly, we expect to have the ability to repatriate those earnings without incremental U.S. federal tax. As of December 31, 2019, the cumulative amount of indefinitely reinvested foreign earnings is approximately $6.7

Baker Hughes Company 2019 FORM 10-K | 40

billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
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
The impact of U.S. tax reform was initially recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions, including the computation of the transition tax. Based on guidance received to date, finalization of purchase accounting for the BHI acquisition and finalization of our 2017 U.S. income tax returns, we have recorded a $107 million tax benefit in 2018 for the impact of tax reform primarily related to the revaluation of deferred taxes.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). We have made an accounting policy election to account for these taxes as period costs.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $451 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2019. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
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

Baker Hughes Company 2019 FORM 10-K | 41

Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded based on the aging status of the customer accounts or when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2019 and 2018, the allowance for doubtful accounts totaled $323 million and $327 million of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions, however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2019 and 2018, inventory reserves totaled $429 million and $430 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.
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
RELATED PARTY TRANSACTIONS
See "Note 19. Related Party Transactions" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of related party transactions.

Baker Hughes Company 2019 FORM 10-K | 42

OTHER ITEMS
Brexit
United Kingdom has exited (Brexit) the European Union (EU) on January 31, 2020. As per the terms of the exit the UK has ceased to be an EU member but will continue to follow its rules and contribute to its budget for an 11 month transition period ending December 31, 2020. The purpose of the transition period is to give time for the UK and EU to negotiate their future relationship, including a trade deal. There remains significant uncertainty on the outcome of the negotiations and the terms of a future trade deal, if any.
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

Baker Hughes Company 2019 FORM 10-K | 43

INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2019. The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2020	2021	2022	2023	2024	Thereafter	Total (2)
As of December 31, 2019
Long-term debt (1)	$—	$—	$1,250	$—	$107	$4,606	$5,963
Weighted average interest rates	—%	—%	2.88%	—%	4.06%	3.82%	3.64%

(1)	Fair market value of our fixed rate long-term debt, excluding finance leases, was $6.4 billion at December 31, 2019.

(2)	Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with net notional amounts aggregating $1.8 billion and $2.8 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $5 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 17. Financial Instruments" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein, which has additional details on our strategy.

Baker Hughes Company 2019 FORM 10-K | 44

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2019. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ BRIAN WORRELL Brian Worrell Chief Financial Officer	/s/ KURT CAMILLERI Kurt Camilleri Senior Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 13, 2020

Baker Hughes Company 2019 FORM 10-K | 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Baker Hughes Company:

Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated and combined financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of revenue recognition on agreements for sales of goods manufactured to unique customer specifications

As discussed in Note 1 to the consolidated and combined financial statements, the Company enters into agreements for sales of goods manufactured to unique customer specifications. Revenue from these types of contracts is recognized to the extent of progress towards completion measured by actual costs incurred relative to total expected costs.

We identified revenue recognition for contracts from the sales of goods manufactured to unique customer specifications as a critical audit matter because of the complex auditor judgment required in evaluating the Company's long-term estimates of the expected costs to be incurred in order to complete the contract.

Baker Hughes Company 2019 FORM 10-K | 46

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process for contracts from the sales of goods manufactured to unique customer specifications. Such controls included controls pertaining to the Company's estimation of costs expected to be incurred to complete the contract. We selected certain contracts from the sales of goods manufactured to unique customer specifications to evaluate the Company's ability to accurately estimate costs expected to be incurred to complete a contract. For the selected contracts, we evaluated the estimated costs expected to be incurred to complete the contract by:

–	questioning the Company's finance and project managers regarding progress to date based on the latest project reports and the costs expected to still be incurred until completion;

–
observing project review meetings performed by the Company and inspecting relevant minutes of those meetings to identify changes in the estimated costs expected to be incurred to complete the contract and related contract margins;

–
assessing the remaining estimated costs expected to be incurred by expenditure category on contracts in progress by comparing to the actual costs incurred during the current year for the selected project and similar projects; and

–	investigating changes to the contract margin when compared to the prior year's estimated contract margin.
Assessment of the carrying value of goodwill in the Oilfield Equipment and Oilfield Services reporting units
As discussed in Note 7 to the consolidated and combined financial statements, the Company has four reporting units which are monitored for impairment on the basis of market condition. The Company performs a goodwill impairment test on an annual basis on July 1 or whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The goodwill balance as of December 31, 2019 was $20,690 million, of which $3,319 million and $13,043 million were related to the Oilfield Equipment and Oilfield Services reporting units, respectively. The Oilfield Equipment and Oilfield Services reporting units had fair values that were not significantly in excess of their carrying values. Projected revenue, projected operating profit, and the discount rates are elements of the estimated future cash flows used by the Company in determining the fair value of each reporting unit.
We identified the evaluation of projected revenue, projected operating profit and the discount rates used in the assessment of the carrying value of goodwill for the Oilfield Equipment and Oilfield Services reporting units as a critical audit matter. Specifically, the evaluation of projected revenue, projected operating profit, and the discount rates required the application of subjective auditor judgement because these projections involve assumptions about future events and changes to the discount rate assumptions may have a significant effect on the Company's assessment of the carrying value of the goodwill of the reporting units.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls over the development of projected financial information and the discount rates, and management’s review of the projections and comparison to historical results. We evaluated the projected revenue and projected operating profit assumptions by comparing the projected amounts to (a) the past performance of the reporting unit, including historical results and growth rates, and (b) relevant and reliable industry benchmark data related to future events. We also considered evidence obtained in other areas of the audit. We evaluated the Company’s ability to accurately prepare projections by comparing the projected revenues and projected operating profit to historical results for the same period. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–	evaluating the industry benchmark data used by the Company in developing its projected financial information;

–	evaluating the discount rates used by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities; and

–	performing sensitivity analysis related to key inputs including revenue growth rates, discount rates and projected operating profit.
/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Houston, Texas
February 13, 2020

Baker Hughes Company 2019 FORM 10-K | 47

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2019 and 2018, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 13, 2020, expressed an unqualified opinion on those consolidated and combined financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 13, 2020

Baker Hughes Company 2019 FORM 10-K | 48

BAKER HUGHES COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Revenue:
Sales of goods	$13,689	$13,113	$11,062
Sales of services	10,149	9,764	6,117
Total revenue	23,838	22,877	17,179
Costs and expenses:
Cost of goods sold	11,798	11,524	9,486
Cost of services sold	7,608	7,367	4,657
Selling, general and administrative	2,832	2,699	2,535
Restructuring, impairment and other	342	433	412
Separation and merger related	184	153	373
Total costs and expenses	22,764	22,176	17,463
Operating income (loss)	1,074	701	(284)
Other non operating income (loss), net	(84)	202	80
Interest expense, net	(237)	(223)	(131)
Income (loss) before income taxes and equity in loss of affiliate	753	680	(335)
Equity in loss of affiliate	—	(139)	(11)
Provision for income taxes	(482)	(258)	(45)
Net income (loss)	271	283	(391)
Less: Net income attributable to GE O&G pre-merger	—	—	42
Less: Net income (loss) attributable to noncontrolling interests	143	88	(330)
Net income (loss) attributable to Baker Hughes Company	$128	$195	$(103)

Per share amounts:
Basic income (loss) per Class A common share	$0.23	$0.46	$(0.24)
Diluted income (loss) per Class A common share	$0.23	$0.45	$(0.24)

Cash dividend per Class A common share	$0.72	$0.72	$0.35
Special dividend per Class A common share			$17.50
See accompanying Notes to Consolidated and Combined Financial Statements

Baker Hughes Company 2019 FORM 10-K | 49

BAKER HUGHES COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2019	2018	2017
Net income (loss)	$271	$283	$(391)
Less: Net income attributable to GE O&G pre-merger	—	—	42
Less: Net income (loss) attributable to noncontrolling interests	143	88	(330)
Net income (loss) attributable to Baker Hughes Company	128	195	(103)
Other comprehensive income (loss):
Investment securities	2	(3)	4
Foreign currency translation adjustments	53	(502)	(14)
Cash flow hedges	12	(4)	12
Benefit plans	(75)	(64)	55
Other comprehensive income (loss)	(8)	(573)	57
Less: Other comprehensive loss attributable to GE O&G pre-merger	—	—	(69)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	(343)	80
Other comprehensive income (loss) attributable to Baker Hughes Company	(7)	(230)	46
Comprehensive income (loss)	263	(290)	(334)
Less: Comprehensive loss attributable to GE O&G pre-merger	—	—	(27)
Less: Comprehensive income (loss) attributable to noncontrolling interests	142	(255)	(250)
Comprehensive income (loss) attributable to Baker Hughes Company	$121	$(35)	$(57)
See accompanying Notes to Consolidated and Combined Financial Statements

Baker Hughes Company 2019 FORM 10-K | 50

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents (1)	$3,249	$3,723
Current receivables, net	6,416	5,969
Inventories, net	4,608	4,620
All other current assets	949	659
Total current assets	15,222	14,971
Property, plant and equipment, less accumulated depreciation	6,240	6,228
Goodwill	20,690	20,717
Other intangible assets, net	5,381	5,719
Contract and other deferred assets	1,881	1,894
All other assets	3,001	1,838
Deferred income taxes	954	1,072
Total assets (1)	$53,369	$52,439
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,268	$4,025
Short-term debt and current portion of long-term debt (1)	321	942
Progress collections and deferred income	2,870	1,765
All other current liabilities	2,555	2,288
Total current liabilities	10,014	9,020
Long-term debt	6,301	6,285
Deferred income taxes	51	143
Liabilities for pensions and other employee benefits	1,079	1,018
All other liabilities	1,425	960
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 650 and 513 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Class B common stock, $0.0001 par value - 1,250 authorized, 377 and 522 issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Capital in excess of par value	23,565	18,659
Retained earnings (loss)	—	25
Accumulated other comprehensive loss	(1,636)	(1,219)
Baker Hughes Company equity	21,929	17,465
Noncontrolling interests	12,570	17,548
Total equity	34,499	35,013
Total liabilities and equity	$53,369	$52,439

(1)
Total assets include $273 million and $896 million of assets held on behalf of GE, of which $162 million and $747 million is cash and cash equivalents and $111 million and $149 million is investment securities at December 31, 2019 and 2018, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 19. Related Party Transactions" for further details.

See accompanying Notes to Consolidated and Combined Financial Statements

Baker Hughes Company 2019 FORM 10-K | 51

BAKER HUGHES COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Parent's Net Investment	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2016	—	$—	$16,001	$—	$(1,888)	$167	$14,280
Comprehensive income:
Net income			42			4	46
Other comprehensive income (loss)					(69)	3	(66)
Changes in Parent's net investment			775		(13)		762
Net activity related to noncontrolling interests						4	4
Cash contribution received from GE			7,400				7,400
Conversion of Parent's net investment into noncontrolling interest and issuance of Class B common stock			(24,218)			24,218	—
Issuance of Class A common stock on acquisition of BHI		24,798				76	24,874
Special dividend ($17.5 per share)		(7,498)					(7,498)
Reallocation of equity based on ownership of GE and previous BHI stockholders		(1,850)			1,234	616	—
Activity after business combination of July 3, 2017:
Net loss				(103)		(334)	(437)
Other comprehensive income					46	77	123
Stock-based compensation cost		37					37
Dividends on Class A Common Stock ($0.35 per share)		(155)					(155)
Distributions to GE						(251)	(251)
Net activity related to noncontrolling interests		(62)			(13)	(133)	(208)
Repurchase and cancellation of Class A and Class B common stock		(187)				(314)	(501)
Balance at December 31, 2017	—	15,083	—	(103)	(703)	24,133	38,410
Effect of adoption of ASU 2016-16 on taxes				25		42	67
Comprehensive income (loss):
Net income				195		88	283
Other comprehensive loss					(230)	(343)	(573)
Dividends on Class A Common Stock ($0.72 per share)		(224)		(91)			(315)
Distributions to GE						(495)	(495)
Effect of exchange of Class B common stock and associated BHGE LLC Units		4,043			(282)	(3,761)	—
Repurchase and cancellation of Class B common stock and associated BHGE LLC Units						(2,087)	(2,087)
Repurchase and cancellation of Class A common stock		(374)					(374)
Stock-based compensation cost		121					121
Other		10		(1)	(4)	(29)	(24)
Balance at December 31, 2018	—	18,659	—	25	(1,219)	17,548	35,013
Comprehensive income (loss):
Net income				128		143	271
Other comprehensive loss					(7)	(1)	(8)
Dividends on Class A Common Stock ($0.72 per share)		(241)		(154)			(395)
Distributions to GE						(350)	(350)
Effect of exchange of Class B common stock and associated BHGE LLC Units		4,847			(350)	(4,497)	—
Repurchase and cancellation of Class B common stock and associated BHGE LLC Units						(250)	(250)
Stock-based compensation cost		187					187
Other		113		1	(60)	(23)	31
Balance at December 31, 2019	—	$23,565	$—	$—	$(1,636)	$12,570	$34,499
See accompanying Notes to Consolidated and Combined Financial Statements

Baker Hughes Company 2019 FORM 10-K | 52

BAKER HUGHES COMPANY
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$271	$283	$(391)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	1,418	1,486	1,103
Provision (benefit) for deferred income taxes	51	(249)	(333)
Loss (gain) on sale of business	138	(171)	—
Equity in loss of affiliate	—	139	11
Changes in operating assets and liabilities:
Current receivables	(583)	(204)	(1,190)
Inventories	(200)	(339)	418
Accounts payable	249	794	303
Progress collections and deferred income	1,147	(27)	(293)
Contract and other deferred assets	(60)	129	(439)
Other operating items, net	(305)	(79)	12
Net cash flows from (used in) operating activities	2,126	1,762	(799)

Cash flows from investing activities:
Expenditures for capital assets	(1,240)	(995)	(665)
Proceeds from disposal of assets	264	458	172
Proceeds from business dispositions	77	453	20
Net cash paid for acquisitions	—	(89)	(3,365)
Net cash paid for business interests	(176)	(530)	(10)
Other investing items, net	30	125	(275)
Net cash flows used in investing activities	(1,045)	(578)	(4,123)

Cash flows from financing activities:
Net repayments of short-term borrowings	(542)	(376)	(663)
Proceeds from the issuance of long-term debt	525	—	3,928
Repayments of long-term debt	(570)	(684)	(177)
Dividends paid	(395)	(315)	(155)
Distributions to GE	(350)	(495)	(251)
Repurchase of Class A common stock	—	(387)	(174)
Repurchase of common units from GE by BHGE LLC	(250)	(2,099)	(303)
Net transfer from Parent	—	—	1,498
Contribution received from GE	—	—	7,400
Other financing items, net	48	(7)	(184)
Net cash flows from (used in) financing activities	(1,534)	(4,363)	10,919
Effect of currency exchange rate changes on cash and cash equivalents	(21)	(128)	52
Increase (decrease) in cash and cash equivalents	(474)	(3,307)	6,049
Cash and cash equivalents, beginning of period	3,723	7,030	981
Cash and cash equivalents, end of period	$3,249	$3,723	$7,030

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$438	$424	$230
Interest paid	$285	$301	$109
See accompanying Notes to Consolidated and Combined Financial Statements

Baker Hughes Company 2019 FORM 10-K | 53

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or our) is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 68,000 employees. The Company was formed as the result of a combination between Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE). As of September 16, 2019, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock.  Subsequently, on October 17, 2019, the Company changed its name from Baker Hughes, a GE company to Baker Hughes Company. On October 18, 2019, the Company began trading as BKR on the New York Stock Exchange.
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
On July 3, 2017, we closed the business combination (the Transactions) of GE O&G and BHI. As a result, substantially all of the businesses of GE O&G and of BHI were transferred to a subsidiary of the Company, Baker Hughes, a GE company, LLC (BHGE LLC). Following the Transactions, we held a minority economic interest in BHGE LLC. However, we conducted and exercised full control over all activities of BHGE LLC without the approval of any other member. Accordingly, we consolidated the financial results of BHGE LLC and reported a noncontrolling interest in our consolidated and combined financial statements for the economic interest in BHGE LLC not held by us.
The Company's financial statements have been prepared on a consolidated basis, effective July 3, 2017. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). For all periods prior to July 3, 2017, the Company's financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its oil & gas business and contributed to BHGE LLC as part of the Transactions. Additionally, it also includes certain assets, liabilities and results of operations of other businesses of GE that were also contributed to BHGE LLC as part of the Transactions on a fully retrospective basis (in accordance with the guidance applicable to transactions between entities under common control) based on their carrying values, as reflected in the accounting records of GE. The consolidated and combined statements of income reflect intercompany expense allocations made to us by GE for certain corporate functions and for shared services provided by GE. Where possible, these allocations were made on a specific identification basis, and in other cases, these expenses were allocated by GE based on relative percentages of net operating costs or some other basis depending on the nature of the allocated cost. See "Note 19. Related Party Transactions" for further information on expenses allocated by GE. The historical financial results in the consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods.
We are a holding company and have no material assets other than our ownership interest in BHGE LLC and certain intercompany and tax related balances. BHGE LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov. The 2019 and 2018 results may not be comparable to 2017 as the 2017 results include the results of BHI from July 3, 2017 forward.
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

Baker Hughes Company 2019 FORM 10-K | 54

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

SEPARATION FROM GE
In June 2018, GE announced their intention to pursue an orderly separation from Baker Hughes over time. To that end, in November 2018, we completed a secondary public offering in which GE and its affiliates sold 101.2 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates. The offering included the exchange by GE and its affiliates of common units of BHGE LLC (LLC Units), together with the corresponding shares of our Class B common stock, for our Class A common stock. Also, in November 2018, we repurchased 65 million of our Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for $1.5 billion. In connection with this repurchase, the corresponding shares of Class B common stock and LLC Units were canceled. As a result of this secondary offering and repurchase, GE's interest in Baker Hughes was reduced from approximately 62.5% to approximately 50.4%.
In September 2019, we completed a secondary public offering in which GE and its affiliates sold 132.3 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates in this offering. The offering included the exchange by GE and its affiliates of LLC Units, together with the corresponding shares of our Class B common stock, for our Class A common stock. Also, in September 2019, we repurchased 11.9 million shares of our Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for $250 million. In connection with this repurchase, the corresponding shares of Class B common stock and LLC Units were canceled. As a result of this secondary offering and repurchase, GE's interest in Baker Hughes was reduced to approximately 36.8%, and therefore, GE ceased to hold more than 50% of the voting power of all classes of our outstanding voting stock. As of December 31, 2019, GE's interest in us was 36.7%.
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
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using our period end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency and those resulting from remeasurements of monetary items, are included in the consolidated and combined statement of income (loss).

Baker Hughes Company 2019 FORM 10-K | 55

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time
We recognize revenue on agreements for sales of goods manufactured to unique customer specifications including long-term construction projects, on an over time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We begin to recognize revenue on these contracts when the contract specific inventory becomes customized for a customer, which is reflective of our initial transfer of control of the incurred costs. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.
Our billing terms for these over time contracts vary, but are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.
Performance Obligations Satisfied at a Point In Time
We recognize revenue for non-customized equipment at the point in time that the customer obtains control of the good. Equipment for which we recognize revenue at a point in time include goods we manufacture on a standardized basis for sale to the market. We use proof of delivery for certain large equipment with more complex logistics associated with the shipment, whereas the delivery of other equipment is generally determined based on historical data of transit times between regions.
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
Revenue from Sale of Services
Performance Obligations Satisfied Over Time
We sell product services under long-term product maintenance or extended warranty agreements in our Turbomachinery & Process Solutions and Oilfield Equipment segments. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on LNG applications, drilling rigs). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on other than a straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss is probable. The Company utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned. In addition, revenue for certain oilfield services is recognized on an over time basis as performed.
Our billing terms for these contracts are generally based on asset utilization (i.e. usage per hour) or the occurrence of a major maintenance event within the contract. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.

Baker Hughes Company 2019 FORM 10-K | 56

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $687 million, $700 million and $501 million for the years ended December 31, 2019, 2018 and 2017, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Separation and Merger Related
Separation and merger related costs primarily include costs incurred in connection with the separation from GE and the finalization of the Master Agreement Framework and Omnibus Agreement. See "Note 19. Related Party Transactions" for further information on the Master Agreement Framework.
Prior to 2019, separation and merger related costs primarily include costs associated with the combination of BHI and GE O&G. Such costs include professional fees of advisors and integration and synergy costs related to the combination of BHI and GE O&G.
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2019 and 2018, we had $1,102 million and $1,208 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $142 million and $461 million, as of December 31, 2019 and 2018, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $162 million and $747 million of cash at December 31, 2019 and 2018, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 19. Related Party Transactions" for further details.
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

Baker Hughes Company 2019 FORM 10-K | 57

Baker Hughes Company
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
Property, Plant and Equipment (PP&E)
Property, plant and equipment is initially stated at cost and is depreciated over its estimated economic life. Subsequently, property, plant and equipment is measured at cost less accumulated depreciation and impairment losses. We manufacture a substantial portion of our tools and equipment in our OFS segment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory until it is completed.
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

Baker Hughes Company 2019 FORM 10-K | 58

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated statement of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated and combined statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
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

Baker Hughes Company 2019 FORM 10-K | 59

Baker Hughes Company
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
Investments in Equity Securities
Investments in equity securities (of entities in which we do not have either a controlling financial interest or significant influence, most often because we hold a voting interest of 0% to 20%) with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings and reported in the "other non operating income, net" caption in the consolidated and combined statements of income (loss). Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer.
Associated companies are entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. The results of associated companies are presented in the consolidated and combined statements of income (loss) as follows: (i) if the associated company is integral to our operations, their results are included in "Selling, general and administrative," (ii) if the associated company is not integral to our operations, their results are included in "Other non operating income, net," and (iii) our equity method investment in BJ Services, which is a U.S. limited liability corporation, is presented in "Equity in loss of affiliate." Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our consolidated statement of financial position.
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

Baker Hughes Company 2019 FORM 10-K | 60

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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

Baker Hughes Company 2019 FORM 10-K | 61

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the later of the lease commencement date or the effective date of adoption of ASC 842 on January 1, 2019, based on the present value of lease payments over the remaining lease term. Finance lease ROU assets and liabilities are recognized at commencement date. As most of our leases do not provide an implicit rate, we use our incremental collateralized borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Short-term leases under one year do not result in a ROU asset, but are recognized in the income statement only on a straight-line basis over the lease term. The Company has made an election to include within our operating lease liability future payments for both lease and non-lease components. See "Note 10. Leases" for additional information.
The adoption of this standard resulted in the recording of ROU assets and operating lease liabilities of $844 million as of January 1, 2019 on our consolidated statements of financial position with an immaterial impact on our consolidated and combined statements of equity and no related impact on our consolidated and combined statements of income (loss). Short-term leases have not been recorded on the consolidated statements of financial position. Our accounting for finance leases remained substantially unchanged.
Derivatives and Hedging
On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. Since there was no impact from the new guidance to our consolidated and combined financial statements, no transition adjustments were recorded. ASU 2017-12 simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. In accordance with the ASU, both the effective and ineffective portion of a cash flow hedge are initially reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. See "Note 17. Financial Instruments" for additional information.

Baker Hughes Company 2019 FORM 10-K | 62

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NEW ACCOUNTING STANDARDS TO BE ADOPTED
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses. The ASU introduced a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to financial assets arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. Upon adoption, the new standard will not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other -Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the new ASU, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. The new standard is effective for goodwill impairment tests in annual reporting periods beginning after December 15, 2019, and should be applied on a prospective basis, with early adoption permitted. The Company adopted this ASU on January 1, 2020 on a prospective basis.
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

Total Revenue	2019	2018	2017
U.S.	$6,188	$6,576	$4,409
Non-U.S.	17,650	16,301	12,770
Total	$23,838	$22,877	$17,179

REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2019 and 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.9 billion and $21.0 billion, respectively. As of December 31, 2019, we expect to recognize revenue of approximately 53%, 65% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. BUSINESS ACQUISITION AND DISPOSITIONS
BUSINESS ACQUISITION
On July 3, 2017, we closed the Transactions to combine GE O&G and BHI. The Transactions were executed using a partnership structure, pursuant to which GE O&G and BHI each contributed their operating assets to a newly formed partnership, BHGE LLC. The fair value of the consideration exchanged was $24,798 million.

Baker Hughes Company 2019 FORM 10-K | 63

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

The tables below present the final fair value of assets acquired and liabilities assumed and the associated fair value of the noncontrolling interest related to the acquired net assets of BHI. The final determination of the fair value of assets and liabilities was concluded in the second quarter of 2018.

Preliminary identifiable assets acquired and liabilities assumed	Fair Value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,342
Inventories	1,712
Property, plant and equipment	4,514
Intangible assets (1)	4,005
All other assets	1,335
Liabilities
Accounts payable	$(1,213)
Borrowings	(3,370)
Deferred income taxes (2)	(258)
Liabilities for pension and other postretirement benefits	(654)
All other liabilities	(1,676)
Total identifiable net assets	$10,870
Noncontrolling interest associated with net assets acquired	(35)
Goodwill (3)	13,963
Total purchase consideration	$24,798

(1)
Intangible assets, as provided in the table below, are recorded at fair value, as determined by management based on available information. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. We consider the Baker Hughes trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test.

	Fair Value	Weighted Average Life (Years)
Trade name - Baker Hughes	$2,100	Indefinite life
Customer relationships	1,240	15
Patents and technology	465	10
In-process research and development	70	Indefinite life
Capitalized software	64	2
Trade names - other	45	10
Favorable lease contracts & others	21	10
Total	$4,005

(2)
Includes approximately $500 million of net deferred tax liabilities related to the fair value of intangible assets included in the purchase consideration and approximately $242 million of other net deferred tax assets, including non-U.S. loss carryforwards net of valuation allowances partially offset by liabilities for unrecognized benefits.

(3)	Goodwill resulting from the Transactions has been primarily allocated to the Oilfield Services segment, of which $67 million is deductible for tax purposes.

Baker Hughes Company 2019 FORM 10-K | 64

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

UNAUDITED PRO FORMA INFORMATION
The following unaudited pro forma information has been presented as if the Transactions occurred on January 1, 2016. This information has been prepared by combining the historical results of GE O&G and historical results of BHI. The unaudited pro forma combined financial data were adjusted to give effect to pro forma events that 1) are directly attributable to the Transactions, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.
The unaudited combined pro forma information is for informational purposes only and is not necessarily indicative of what the combined company's results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.
Significant adjustments to the pro forma information below include amortization associated with an estimate of the acquired intangible assets and reduction of interest expense for fair value adjustments to debt. Excluded from the proforma information below are non-recurring direct incremental acquisition costs from 2017.

2017
Revenue	$21,841
Net loss	(485)
Net loss attributable to the Company	(147)
Loss per Class A share - basic and diluted (1)	(0.34)

(1)
The calculation of diluted loss per Class A share excludes shares potentially issuable under stock-based incentive compensation plans and the exchange of Class B shares with Class A shares under the Exchange Agreement, as their effect, if included, would be antidilutive.

BUSINESS DISPOSITIONS
In July 2019, the Company completed the sale of its high-speed reciprocating compression (Recip) business for a total consideration of $77 million. Recip, based in Houston, Texas, was part of our TPS segment and provided high-speed reciprocating compression equipment and aftermarket parts and services for oil and gas production, gas processing, gas distribution and independent power industries. The sale resulted in a loss before income tax of $138 million reported in the "Other non operating income (loss), net" caption of the consolidated and combined statements of income (loss).
In October 2018, the Company completed the sale of its Natural Gas Solution (NGS) business for a sales price of $375 million. NGS was part of our TPS segment and provided commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. The sale resulted in a gain before income tax of $171 million reported in the "Other non operating income (loss), net" caption of the consolidated and combined statements of income (loss).

Baker Hughes Company 2019 FORM 10-K | 65

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 4. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2019	2018
Customer receivables	$5,448	$4,974
Related parties	495	653
Other	796	669
Total current receivables	6,739	6,296
Less: Allowance for doubtful accounts	(323)	(327)
Total current receivables, net	$6,416	$5,969

Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers and customer retentions.
NOTE 5. INVENTORIES
Inventories, net of reserves of $429 million and $430 million in 2019 and 2018, respectively, are comprised of the following at December 31:

	2019	2018
Finished goods	$2,546	$2,575
Work in process and raw materials	2,062	2,045
Total inventories, net	$4,608	$4,620

See "Note 18. Segment Information" for additional information on inventory impairments.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2019	2018
Land and improvements (1)	8 - 20 years (1)	$430	$432
Buildings, structures and related equipment	5 - 40 years	2,870	2,854
Machinery, equipment and other	2 - 20 years	7,324	6,567
Total cost		10,624	9,853
Less: Accumulated depreciation		(4,384)	(3,625)
Property, plant and equipment, less accumulated depreciation		$6,240	$6,228

(1)	Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $1,053 million, $1,031 million and $716 million in 2019, 2018 and 2017, respectively. See "Note 21. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.

Baker Hughes Company 2019 FORM 10-K | 66

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2017, gross	$15,838	$3,901	$1,906	$2,036	$23,681
Accumulated impairment at December 31, 2017	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2017	13,205	3,034	1,906	1,782	19,927
Purchase accounting adjustments (1)	(136)	293	394	429	980
Currency exchange and others	(26)	(17)	(114)	(33)	(190)
Balance at December 31, 2018	13,043	3,310	2,186	2,178	20,717
Currency exchange and others	—	9	(15)	(21)	(27)
Balance at December 31, 2019	$13,043	$3,319	$2,171	$2,157	$20,690

(1)
Includes goodwill associated with the acquisition of BHI. The final determination of fair value of the assets and liabilities and the related goodwill associated with the acquisition of BHI was concluded in the second quarter of 2018. Of the total goodwill of $13,963 million resulting from the acquisition of BHI, $12,898 million is allocated to our Oilfield Services segment and the remainder to our other segments based on the expected benefit from the synergies of the acquisition.

During the third quarter of each fiscal year, in conjunction with our annual strategic planning process, we perform a quantitative goodwill impairment test for each of our reporting units. Our reporting units are the same as our four reportable segments. In performing this quantitative assessment, we determine fair value of each of our reporting units using a combination of the income approach and market approach by assessing each of these valuation methodologies based upon availability and relevance of comparable company data and determining appropriate weighting.
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

Baker Hughes Company 2019 FORM 10-K | 67

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

We completed our annual impairment test of goodwill as of July 1, 2019 for all four of our reporting units.  The step one impairment test performed included key assumptions related to macroeconomic and industry conditions, overall financial performance of the reporting unit, short and long-term forecasts, the impact, if any, of the separation from GE, among other factors, all of which require considerable judgment. In addition, we also considered the declines in our market capitalization below our book value including the magnitude and duration of those declines.
Based on the results of our step one testing, the fair values of each of the four reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.  The Turbomachinery & Process Solutions and Digital Solutions reporting units had fair values that were substantially in excess of their carrying values. The Oilfield Services (OFS) and Oilfield Equipment (OFE) reporting units had fair values that exceeded their carrying values by 8.0% and 10.0%, respectively. As part of our annual impairment test of goodwill, we performed sensitivity analyses for two key assumptions, discount rate and long-term growth rate for the OFS and OFE reporting units. We assumed a hypothetical 100-basis-point decrease in the expected long-term growth rate or a hypothetical 100-basis-point increase in the discount rate. Both scenarios independently yielded an estimated fair value for both the OFS and OFE reporting units below their carrying value.
In addition to our annual impairment testing, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our most recent annual impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) any negative impact as a result of any additional secondary offerings of our Class A common stock by GE (iv) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any. Between July 1, 2019 and December 31, 2019, we have not identified any events or circumstances that could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount.
As of December 31, 2019, the OFS and OFE reporting units remain at-risk for future goodwill impairments as it is reasonably possible that judgments and estimates of certain key assumptions could change in future periods and may result in a reduction in fair value. Any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material.
Our stock price has historically experienced volatility as a result of industry-wide and macroeconomic factors, including global oil prices. In addition, more recently, we believe that our stock price has been subject to increased volatility resulting from, among other things, uncertainty around the impact of any additional secondary offerings of our Class A common stock by GE. While we believe that our stock price reflects transitory circumstances/conditions as described above, any future sustained declines in our stock price could be a triggering event which may require us to perform a quantitative test at that time.

Baker Hughes Company 2019 FORM 10-K | 68

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,075	$(626)	$449	$1,107	$(526)	$581
Customer relationships	3,027	(1,045)	1,982	3,085	(944)	2,141
Capitalized software	1,193	(928)	265	1,118	(824)	294
Trade names and trademarks	696	(254)	442	698	(229)	469
Other	3	(2)	1	14	(2)	12
Finite-lived intangible assets	5,994	(2,855)	3,139	6,022	(2,525)	3,497
Indefinite-lived intangible assets (1)	2,242	—	2,242	2,222	—	2,222
Total intangible assets	$8,236	$(2,855)	$5,381	$8,244	$(2,525)	$5,719

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from one to 30 years. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $365 million, $455 million and $387 million, respectively.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2020	$335
2021	287
2022	243
2023	226
2024	216

Baker Hughes Company 2019 FORM 10-K | 69

Baker Hughes Company
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

	2019	2018
Long-term product service agreements	$603	$609
Long-term equipment contracts (1)	1,097	1,085
Contract assets (total revenue in excess of billings)	1,700	1,694
Deferred inventory costs	130	179
Non-recurring engineering costs	51	21
Contract and other deferred assets	$1,881	$1,894

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the year ended December 31, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $(1) million and $26 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 9. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following at December 31:

	2019	2018
Progress collections	$2,760	$1,600
Deferred income	110	165
Progress collections and deferred income (contract liabilities)	$2,870	$1,765

Revenue recognized during the year ended December 31, 2019 and 2018 that was included in the contract liabilities at the beginning of the year was $1,690 million and $1,392 million, respectively.

Baker Hughes Company 2019 FORM 10-K | 70

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 10. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.
The following table presents operating lease expense for the year ended December 31:

Operating Lease Expense	2019
Long-term fixed lease	$233
Long-term variable lease	48
Short-term lease (1)	706
Total operating lease expense	$987

(1)	Leases with a term of one year or less, including leases with a term of one month or less
For the years ended December 31, 2018 and 2017, total operating lease expense was $783 million and $439 million, respectively. Cash flows used in operating activities for operating leases approximates our expense for the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
2020	$230
2021	173
2022	139
2023	95
2024	65
Thereafter	318
Total lease payments	1,020
Less: imputed interest	178
Total	$842

As of December 31, 2018, the minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2023 are $186 million, $154 million, $108 million, $77 million and $55 million, respectively, and $266 million in the aggregate thereafter.
Amounts recognized in the consolidated statement of financial position as of December 31, 2019:

Operating Leases
All other current liabilities	$201
All other liabilities	641
Total	$842

Right-of-use assets of $829 million as of December 31, 2019 were included in "All other assets" in our consolidated statements of financial position.
The weighted-average remaining lease term as of December 31, 2019 was approximately eight years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2019 was 4.1%.

Baker Hughes Company 2019 FORM 10-K | 71

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 11. BORROWINGS
Short-term and long-term borrowings are comprised of the following at December 31:

	2019		2018
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings
Short-term borrowings from GE	$273	n/a	$896	n/a
Other short-term borrowings	48	4.8%	46	9.9%
Total short-term borrowings	321		942

Long-term borrowings
3.2% Senior Notes due August 2021 (2)	—	n/a	523	2.5%
2.773% Senior Notes due December 2022	1,246	2.9%	1,245	2.9%
8.55% Debentures due June 2024 (2)	127	4.1%	131	4.1%
3.337% Senior Notes due December 2027	1,343	3.4%	1,343	3.4%
6.875% Notes due January 2029 (2)	289	3.9%	294	3.9%
3.138% Senior Notes due November 2029	522	3.2%	—	n/a
5.125% Notes due September 2040 (2)	1,301	4.2%	1,306	4.2%
4.080% Senior Notes due December 2047	1,337	4.1%	1,336	4.1%
Other long-term borrowings	136	3.4%	107	5.3%
Total long-term borrowings	6,301		6,285
Total borrowings	$6,622		$7,227

(1)	Weighted average effective interest rate is based on the carrying value including step-up adjustments, as applicable, recorded upon the acquisition of BHI.

(2)	Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI, net of amounts repurchased subsequent to the closing of the Transactions.
In November 2019, BHGE LLC issued $525 million of 3.138% Senior Notes due November 2029. These Senior Notes are presented net of issuance costs of $3 million in our consolidated statements of financial position. We used the proceeds from this offering to repurchase all of our outstanding 3.2% Senior Notes due August 2021. The total cash consideration paid for this repurchase excluding interest was $526 million, resulting in a loss of $7 million which was recorded in the "Interest expense, net" caption of the consolidated and combined statements of income (loss).
The estimated fair value of total borrowings at December 31, 2019 and 2018 was $6,847 million and $6,629 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2024, and in the aggregate thereafter, are listed in the table below:

	2020	2021	2022	2023	2024	Thereafter
Total debt	$321	$40	$1,275	$28	$148	$4,810

In December 2019, BHGE LLC entered into a $3 billion committed unsecured revolving credit facility (the 2019 Credit Agreement) with commercial banks maturing in December 2024. The 2019 Credit Agreement contains

Baker Hughes Company 2019 FORM 10-K | 72

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHGE LLC's obligations under the 2019 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2019 Credit Agreement and other customary defaults. No such events of default have occurred. In connection with BHGE LLC’s entry into the 2019 Credit Agreement, BHGE LLC terminated its then-existing five-year committed $3 billion revolving credit agreement dated as of July 3, 2017 (the 2017 Credit Agreement). During 2019 and 2018, there were no borrowings under the 2019 or 2017 Credit Agreement.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2019 and 2018, we had no borrowings outstanding under the commercial paper program.
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
See "Note 19. Related Party Transactions" for additional information on the short-term borrowings from GE, and see "Note 17. Financial Instruments" for additional information about borrowings and associated swaps.
NOTE 12. EMPLOYEE BENEFIT PLANS
GE MULTI-EMPLOYER PLANS
Historically, we were allocated relevant participation costs for certain employees who participated in GE employee benefit plans as part of multi-employer plans. Certain of our U.S. employees were covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). From January 1, 2019, these U.S. employees ceased to participate in the GE U.S. plans. In addition, certain United Kingdom (UK) employees participated in the GE UK Pension Plan. From May 1, 2019, these UK employees ceased to participate in the GE UK Pension Plan. Expenses associated with our participation in these plans were $3 million, $158 million and $132 million in the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses were transferred to us on a fully funded basis.
DEFINED BENEFIT PLANS
In addition to these GE plans, certain of our employees are also covered by company sponsored pension plans. Our primary pension plans in 2019 included four U.S. plans and seven non-U.S. pension plans, primarily in the UK, Germany, and Canada, all with pension assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, over half of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits (Other Postretirement Benefits), through an unfunded plan, to a closed group of U.S. employees who retire and meet certain age and service requirements.
Funded Status
The funded status position represents the difference between the benefit obligation and the plan assets. The projected benefit obligation (PBO) for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (ABO) is the actuarial present value of pension benefits attributed to employee

Baker Hughes Company 2019 FORM 10-K | 73

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

service to date at present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$2,261	$2,418	$107	$187
Service cost	21	21	1	2
Interest cost	90	71	4	5
Plan amendment	—	20	—	1
Actuarial loss (gain)	301	(93)	(16)	(23)
Benefits paid	(102)	(67)	(16)	(21)
Curtailments	(21)	(7)	—	(5)
Settlements	(36)	(59)	—	—
Transfer from GE - UK Plan	837	—	—	—
Other	15	16	—	(39)
Foreign currency translation adjustments	85	(59)	—	—
Benefit obligation at end of year	3,451	2,261	80	107

Change in plan assets:
Fair value of plan assets at beginning of year	1,866	2,059	—	—
Actual return on plan assets	314	(60)	—	—
Employer contributions	23	51	16	21
Benefits paid	(102)	(67)	(16)	(21)
Settlements	(36)	(59)	—	—
Transfer from GE - UK Plan	851	—	—	—
Other	—	(9)	—	—
Foreign currency translation adjustments	88	(49)	—	—
Fair value of plan assets at end of year	3,004	1,866	—	—

Funded status - underfunded at end of year	$(447)	$(395)	$(80)	$(107)

Accumulated benefit obligation	$3,401	$2,225	$80	$107
The amounts recognized in the consolidated and combined statements of financial position consist of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Noncurrent assets	$78	$47	$—	$—
Current liabilities	(17)	(13)	(11)	(19)
Noncurrent liabilities	(508)	(429)	(69)	(88)
Net amount recognized	$(447)	$(395)	$(80)	$(107)

Baker Hughes Company 2019 FORM 10-K | 74

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Projected benefit obligation	$1,814	$1,621	n/a	n/a
Accumulated benefit obligation	$1,763	$1,585	$80	$107
Fair value of plan assets	$1,288	$1,179	n/a	n/a

Net Periodic Cost (Income)
The components of net periodic cost (income) are as follows for the years ended December 31:

	Pension Benefits				Other Postretirement Benefits
	2019	2018	2017		2019	2018	2017
Service cost	$21	$21	$37		$1	$2	$2
Interest cost	90	71	51		4	5	6
Expected return on plan assets	(122)	(121)	(81)		—	—	—
Amortization of prior service credit	1	—	—		(3)	(5)	(3)
Amortization of net actuarial loss (gain)	17	10	12		(7)	(2)	(2)
Curtailment / settlement loss (gain)	9	2	(45)	(1)	—	(5)	2
Net periodic cost (income)	$16	$(17)	$(26)		$(5)	$(5)	$5

(1)
As a result of the acquisition of BHI, we obtained a non-contributory pension plan (the Baker Hughes Incorporated Pension Plan or BHIPP). In 2017, the Compensation Committee of the Board of Directors approved amendments to the BHIPP to close the plan to new participants and freeze accruals of future service-related benefits effective as of December 31, 2017. As a result of these actions, the Company recorded a curtailment gain of $45 million. The curtailment was recorded by the Company during the fourth quarter of 2017 and included in the “Other non operating income (loss), net” caption of the consolidated and combined statements of income (loss).

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
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	2.34%	3.43%	2.89%	3.92%
Rate of compensation increase	3.11%	3.78%	n/a	n/a

Baker Hughes Company 2019 FORM 10-K | 75

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

Weighted average assumptions used to determine net periodic cost for these plans are as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	3.43%	2.99%	3.24%	3.92%	3.32%	3.72%
Expected long-term return on plan assets	5.48%	5.94%	6.26%	n/a	n/a	n/a

We determine the discount rate using a bond matching model, whereby the weighted average yields on high-quality fixed-income securities have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations and pension expense in the following year; higher discount rates reduce the size of the benefit obligation and subsequent-year pension expense. The compensation assumption is used in our active plans to estimate the annual rate at which the pay for plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.
Assumed health care cost trend rates can have a significant effect on the amounts reported for Other Postretirement Benefits. As of December 31, 2019, the health care cost trend rate was 6.50%, declining gradually each successive year until it reaches 4.50%. A one percentage point change in assumed health care cost trend rates would have been immaterial in 2019.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Net actuarial loss (gain)	$395	$177	$(38)	$(29)
Net prior service cost (credit)	19	20	(15)	(18)
Total	$414	$197	$(53)	$(47)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2020 is $32 million and $1 million, respectively. The estimated net actuarial gain and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2020 is $3 million and $3 million, respectively.
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

Baker Hughes Company 2019 FORM 10-K | 76

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

The table below presents the fair value of the pension assets at December 31:

	2019	2018
Equity securities
U.S. equity securities (1)	$258	$215
Global equity securities (1)	333	338
Debt securities
Fixed income and cash investment funds	1,858	937
Other debt securities	3	4
Private equities	51	60
Real estate	84	35
Other investments (2)	417	277
Total plan assets	$3,004	$1,866

(1)	Include direct investments and investment funds.

(2)	Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value (NAV) as a practical expedient amounted to $2,988 million and $1,802 million as of December 31, 2019 and 2018, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 20%, 62%, and 18% as of December 31, 2019, respectively, and 30%, 48%, and 19% as of December 31, 2018, respectively. Those investments that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $14 million and $64 million as of December 31, 2019 and 2018, respectively. There were no investments classified within Level 3 in 2019 and 2018. The remaining investments were considered Level 1 and 2.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2019, we contributed approximately $23 million. We expect to contribute approximately $21 million to our pension plans in 2020.
We fund our Other Postretirement Benefits on a pay-as-you-go basis. In 2019, we funded $16 million and in 2020, we expect to fund approximately $11 million to such benefits.
The following table presents the expected benefit payments over the next 10 years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	Pension Benefits	Other Postretirement Benefits
2020	$136	$11
2021	134	9
2022	136	7
2023	137	6
2024	142	6
2025-2029	749	24

Baker Hughes Company 2019 FORM 10-K | 77

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

Defined Contribution Plans
Our primary defined contribution plan during 2019 was the Company sponsored U.S. 401(k) plan (401(k) Plan).  The 401(k) Plan allows eligible employees to elect to contribute portions of their eligible compensation to an investment trust.  Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately.  In addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested to the employee after three years of employment.  During 2018, the legacy BHI employees participated in the 401(k) Plan whereas the legacy GE O&G employees continued to participate in the GE sponsored plan.  Beginning in 2019, certain legacy GE O&G employees were eligible to participate in our defined contribution plans, including our 401(k) Plan. Legacy BHI employees continued to participate in the 401(k) Plan during 2019. The 401(k) Plan provides several investment options, for which the employee has sole investment discretion, however, the 401(k) Plan does not offer the Company's common stock as an investment option.  Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $235 million and $137 million, in 2019 and 2018, respectively.
Other
We have two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $276 million and $233 million at December 31, 2019 and 2018, respectively, and are included in "All other assets" and "Liabilities for pensions and other employee benefits" captions in our consolidated and combined statements of financial position.
NOTE 13. INCOME TAXES
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (U.S. tax reform) that lowers the statutory tax rate on U.S. earnings, taxes historic foreign earnings previously deferred from U.S. taxation at a reduced rate of tax (transition tax), establishes a territorial tax system and enacts new taxes associated with global operations.
The impact of U.S. tax reform was initially recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Based on guidance received to date, finalization of purchase accounting for the BHI acquisition, and finalization of our 2017 U.S. income tax returns, we have recorded a $107 million tax benefit in 2018 for the impact of tax reform primarily related to the revaluation of deferred taxes.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). We have made an accounting policy election to account for these taxes as period costs.
The provision or benefit for income taxes is comprised of the following for the years ended December 31:

	2019	2018	2017
Current:
U.S.	$(12)	$63	$(75)
Foreign	443	444	453
Total current	431	507	378
Deferred:
U.S.	(12)	(211)	(150)
Foreign	63	(38)	(183)
Total deferred	51	(249)	(333)
Provision for income taxes	$482	$258	$45

Baker Hughes Company 2019 FORM 10-K | 78

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

The geographic sources of income (loss) before income taxes, inclusive of equity in loss of affiliate, are as follows for the years ended December 31:

	2019	2018	2017
U.S.	$(693)	$(672)	$(1,189)
Foreign	1,446	1,213	843
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$753	$541	$(346)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2019	2018	2017
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$753	$541	$(346)
Taxes at the U.S. federal statutory income tax rate	158	114	(121)
Effect of foreign operations	85	103	(19)
Tax impact of partnership structure	17	80	171
Change in valuation allowances	241	87	169
Tax Cuts and Jobs Act enactment	—	(107)	(132)
Other - net	(19)	(19)	(23)
Provision for income taxes	$482	$258	$45
Actual income tax rate	64.0%	47.7%	(13.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2019	2018
Deferred tax assets:
Receivables	$79	$117
Inventory	91	79
Property	137	191
Goodwill and other intangibles	117	132
Employee benefits	98	97
Investment in partnership	381	228
Other accrued expenses	47	74
Operating loss carryforwards	1,654	1,525
Tax credit carryforwards	941	653
Other	270	232
Total deferred income tax asset	3,815	3,328
Valuation allowances	(2,883)	(2,372)
Total deferred income tax asset after valuation allowance	932	956
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	—	(9)
Other	(29)	(18)
Total deferred income tax liability	(29)	(27)
Net deferred tax asset	$903	$929

Baker Hughes Company 2019 FORM 10-K | 79

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

At December 31, 2019, we had approximately $366 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law, $543 million of foreign tax credits and $32 million of other credits, the majority of which will expire after tax year 2027 under U.S. tax law. Additionally, we had $1,654 million of net operating loss carryforwards, of which approximately $331 million will expire within five years, $326 million will expire between 6 years and 20 years, and the remainder can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2019, $2,883 million of valuation allowances are recorded against various deferred tax assets, including foreign net operating losses (NOL) of $1,257 million, U.S. federal and foreign tax credit carryforwards of $909 million, other U.S. NOL's and tax credit carryforwards of $109 million, and certain other U.S. and foreign deferred tax assets of $608 million. There are $290 million of deferred tax assets related to foreign net operating loss carryforwards without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Substantially all of our undistributed earnings of our foreign subsidiaries are indefinitely reinvested. Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. Substantially all of these earnings have been reinvested in active non-U.S. business operations. As of December 31, 2019, the cumulative amount of indefinitely reinvested foreign earnings is approximately $6.7 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2019, we had $451 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $93 million and $29 million related to interest and penalties, respectively, for total liabilities of $573 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $515 million. The remaining $58 million comprised of $21 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions and increased valuation allowances of $37 million.
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated and combined statements of financial position.

Asset / (Liability)	2019	2018
Balance at beginning of year	$(472)	$(395)
Balance acquired from BHI	—	(142)
Additions for tax positions of the current year	(25)	(21)
Additions for tax positions of prior years	(27)	(95)
Reductions for tax positions of prior years	55	101
Settlements with tax authorities	6	35
Lapse of statute of limitations	12	45
Balance at end of year	$(451)	$(472)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2019, we had approximately $67 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate. All Internal Revenue Service examinations have been completed and closed through year end 2016 for the most significant U.S. returns. We believe there are no other jurisdictions in which the outcome of

Baker Hughes Company 2019 FORM 10-K | 80

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.
NOTE 14. STOCK-BASED COMPENSATION
In July 2017, we adopted the Baker Hughes 2017 Long-Term Incentive Plan (LTI Plan) under which we may grant stock options and other equity-based awards to employees and non-employee directors providing services to the Company and our subsidiaries. A total of up to 57.4 million shares of Class A common stock are authorized for issuance pursuant to awards granted under the LTI Plan over its term which expires on the date of the annual meeting of the Company in 2027. A total of 35.5 million shares of Class A common stock are available for issuance as of December 31, 2019.
Stock-based compensation cost was $187 million, $121 million and $37 million in 2019, 2018 and 2017, respectively. Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
Stock Options
We may grant stock options to our officers, directors and key employees. Stock options generally vest in equal amounts over a vesting period of 3 years provided that the employee has remained continuously employed by the Company through such vesting date. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted under the LTI Plan. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life is based on a simple average of the vesting term and original contractual term of the awards. The expected volatility is based on the historical volatility of our five main competitors over a six year period. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. In 2019, the dividend yield is based on Baker Hughes' current annual cash dividend divided by the valuation date stock price. Prior to 2019, the dividend yield was based on a five year history of dividend payouts by BHI.

	2019	2018	2017
Expected life (years)	6	6	6
Risk-free interest rate	2.6%	2.5%	2.1%
Volatility	36.5%	33.7%	36.4%
Dividend yield	3.1%	2.0%	1.2%
Weighted average fair value per share at grant date	$6.37	$10.34	$12.32

Baker Hughes Company 2019 FORM 10-K | 81

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2018	7,538	$34.76
Granted	2,301	22.98
Exercised	(491)	18.96
Forfeited	(305)	29.42
Expired	(633)	36.85
Outstanding at December 31, 2019	8,410	$32.50
Exercisable at December 31, 2019	5,155	$35.68

The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2019 were 5.4 years and 3.4 years, respectively. The maximum contractual term of options outstanding is 9.1 years.
There were 867 thousand and 505 thousand options that vested in 2019 and 2018, respectively. The total fair value of options vested in 2019 and 2018 was $10 million and $6 million, respectively. There were no options vested during 2017. As of December 31, 2019, there was $16 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.
The total intrinsic value of stock options exercised (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) in 2019 was $2 million. There is no income tax benefit realized from stock options exercised in 2019.
The total intrinsic value of stock options outstanding at December 31, 2019 was $7 million, of which $2 million are exercisable. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $25.63 of our common stock as of the end of 2019 exceeds the exercise price of the options.
Restricted Stock
In addition to stock options, our officers, directors and key employees may be granted restricted stock awards (RSA), which is an award of common stock with no exercise price, or restricted stock units (RSU), where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. Certain RSAs and RSUs are subject to cliff or graded vesting, generally ranging over a period of 3 years, or over a one year period for non-employee directors. Cash dividend equivalents are accrued on RSUs and are payable upon vesting of the awards. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant, discounted by the present value of future dividends.
The following table presents the changes in RSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2018	6,882	$36.18
Granted	8,267	23.10
Vested	(2,813)	35.98
Forfeited	(1,051)	29.54
Unvested balance at December 31, 2019	11,285	$27.26

Baker Hughes Company 2019 FORM 10-K | 82

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

In 2019, the total intrinsic value of RSUs vested (defined as the value of shares awarded based on the price of our common stock at vesting date) was $68 million and unvested RSUs was $289 million. The total fair value of RSUs vested in 2019 was $101 million. As of December 31, 2019, there was $180 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.7 years.
Performance Share Units
During 2018, we initiated a new plan where we grant performance share units (PSUs) to certain officers and key employees. The PSUs are stock-based awards tied to predefined company metrics and total shareholder return (TSR), which determine the number of units to be received. PSUs generally cliff vest after a service period of 3 years. Cash dividend equivalents are accrued only on PSUs tied to predefined company metrics and are payable upon vesting of the awards. The fair value of the awards determined for the predefined company metrics are based on the market price of our common stock on the date of grant, discounted by the present value of future dividends. The fair value of the TSR awards are determined based on a Monte Carlo simulation method.
The following table presents the changes in PSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2018	927	$35.13
Granted	1,275	22.72
Vested	—	—
Forfeited	(158)	28.34
Unvested balance at December 31, 2019	2,044	$27.91

The total intrinsic value of PSUs (defined as the value of the shares awarded at the year end market price) outstanding was $52 million as of December 31, 2019. Total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.7 years, was $31 million as of December 31, 2019.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (ESPP) provides for eligible employees to purchase shares of Class A common stock quarterly on an after-tax basis in an amount between 1% and 20% of their annual pay on March 31, June 30, September 30 and December 31 of each year at a 15% discount of the fair market value of our Class A common stock on March 31, June 30, September 30 and December 31. An employee may not purchase more than $3,000 in any of the three-month measurement periods described above or $12,000 annually.
A total of 15 million shares of Class A common stock are authorized for issuance, and at December 31, 2019, there were 12.9 million shares of Class A common stock reserved for future issuance.

Baker Hughes Company 2019 FORM 10-K | 83

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 15. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding at December 31, 2019 is 650 million and 377 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHGE LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends and any assets in the event of liquidation of the Company. GE is entitled through BHGE LLC Units (LLC Units) to receive distributions on an equal per share amount of any dividend paid by the Company.
During 2019 and 2018, the Company declared and paid aggregate regular dividends of $0.72 per share to holders of record of the Company's Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	2019		2018
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Balance at beginning of year	513,399	521,543	422,208	706,985
Issue of shares upon vesting of restricted stock units (1)	1,973	—	835	—
Issue of shares on exercises of stock options (1)	362	—	657	—
Issue of shares for employee stock purchase plan	2,081	—	—	—
Exchange of Class B common stock for Class A common stock (2)	132,250	(132,250)	101,200	(101,200)
Repurchase and cancellation of Class A and B common stock (3)	—	(11,865)	(11,501)	(84,241)
Balance at end of year	650,065	377,428	513,399	521,543

(1)	Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.

(2)
In September 2019 and November 2018, we completed underwritten secondary public offerings in which GE and its affiliates sold 132.3 million and 101.2 million shares of our Class A common stock, respectively. We did not receive any proceeds from the shares sold by GE and its affiliates in these offerings. The offerings included the exchange by GE and its affiliates of LLC Units, together with the corresponding shares of our Class B common stock, for Class A common stock. When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.

(3)
In September 2019, we also repurchased and canceled 11,865,211 shares of Class B common stock, together with an equal number of associated LLC Units, from GE and its affiliates for an aggregate of $250 million, or $21.07 per share, which is the same per share price paid by the underwriters to GE and its affiliates in the concurrent underwritten public offering. During 2018, we repurchased and canceled 11,500,992 shares of Class A common stock for a total of $374 million and 19,241,160 shares of Class B common stock from GE together with the paired common units of BHGE LLC for $626 million. Additionally, in November 2018, we also repurchased 65 million of LLC Units from GE and its affiliates for an aggregate of $1,461 million, or $22.48 per share, which is the same per share price paid by the underwriters to GE and its affiliates in the concurrent underwritten public offering. In connection with these repurchases, the corresponding shares of Class B common stock held by GE and its affiliates were canceled.

As a result of the exchange of shares in the secondary offering and the Class B common stock, together with the associated LLC Units repurchased in September 2019, GE's interest in Baker Hughes reduced during the third quarter of 2019 from approximately 50.3% to approximately 36.8%. The effect of this change in ownership resulted in a decrease in noncontrolling interests of $4,497 million and accumulated other comprehensive income of $350 million with a corresponding increase in capital in excess of par value totaling $4,847 million.

Baker Hughes Company 2019 FORM 10-K | 84

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

As a result of the exchange of shares in the secondary offering and the Class B common stock, together with the associated LLC Units repurchased in November 2018, GE's interest in Baker Hughes reduced during the fourth quarter of 2018 from approximately 62.5% to approximately 50.4%. The effect of this change in ownership resulted in a decrease in noncontrolling interests of $3,761 million and accumulated other comprehensive income of $282 million with a corresponding increase in capital in excess of par value totaling $4,043 million.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(682)	$1	$(23)	$(703)
Other comprehensive loss before reclassifications	(1)	(502)	(6)	(70)	(579)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	5	6
Deferred taxes	(2)	—	1	1	—
Other comprehensive loss	(3)	(502)	(4)	(64)	(573)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	(303)	(2)	(36)	(343)
Less: Reallocation of AOCL based on change in ownership of BHGE LLC Units	—	271	—	11	282
Less: Activity related to noncontrolling interest	—	—	—	4	4
Balance at December 31, 2018	—	(1,152)	(1)	(66)	(1,219)
Other comprehensive income (loss) before reclassifications	2	53	13	(122)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	26	27
Deferred taxes	—	—	(2)	21	19
Other comprehensive income (loss)	2	53	12	(75)	(8)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	23	4	(29)	(1)
Less: Reallocation of AOCL based on change in ownership of BHGE LLC Units	—	314	—	36	350
Less: Other adjustments	—	—	1	59	60
Balance at December 31, 2019	$1	$(1,436)	$6	$(207)	$(1,636)

The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2019 and 2018 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs and (ii) the amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 12. Employee Benefit Plans" for additional details). Net periodic pension cost is recorded across the various cost and expense line items in the consolidated and combined statements of income (loss).

Baker Hughes Company 2019 FORM 10-K | 85

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of December 31, 2019 and 2018, GE owned approximately 36.7% and 50.4%, respectively, of BHGE LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	2019	2018
GE's interest in BHGE LLC	$12,454	$17,438
Other noncontrolling interests	116	110
Total noncontrolling interests	$12,570	$17,548

NOTE 16. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

(In millions, except per share amounts)	2019	2018	2017
Net income (loss)	$271	$283	$(391)
Less: Net income attributable to GE O&G pre-merger	—	—	42
Less: Net income (loss) attributable to noncontrolling interests	143	88	(330)
Net income (loss) attributable to Baker Hughes Company	$128	$195	$(103)

Weighted average shares outstanding:
Class A basic	555	427	427
Class A diluted	557	429	427
Net income (loss) per share attributable to common stockholders:
Class A basic	$0.23	$0.46	$(0.24)
Class A diluted	$0.23	$0.45	$(0.24)

On July 3, 2017, GE, Baker Hughes and BHGE LLC entered into an Exchange Agreement under which GE is entitled to exchange its holding in Class B common stock and units of BHGE LLC for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the year ended December 31, 2019, 2018 and 2017, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
For the year ended December 31, 2019 and 2018, Class A diluted shares include the dilutive impact of equity awards. For the year ended December 31, 2017, we excluded outstanding stock options and RSUs from the computation of diluted net income (loss) per share because their effect is antidilutive. For the year ended December 31, 2019 and 2018, there were approximately six million and four million options, respectively, that were excluded from our diluted EPS calculation because their effect is antidilutive. These options were outstanding but excluded from the calculation because the exercise price exceeded the average market price of the Class A common stock.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.

Baker Hughes Company 2019 FORM 10-K | 86

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 17. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	2019				2018
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$58	$—	$58	$—	$74	$—	$74
Investment securities	24	—	259	283	39	—	288	327
Total assets	24	58	259	341	39	74	288	401

Liabilities
Derivatives	—	(27)	—	(27)	—	(82)	—	(82)
Total liabilities	$—	$(27)	$—	$(27)	$—	$(82)	$—	$(82)

There were no transfers between Level 1, 2 and 3 during 2019.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2019	2018
Balance at beginning of year	$288	$304
Purchases	7	75
Proceeds at maturity	(38)	(90)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	2	(1)
Balance at end of year	$259	$288

The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. We hold $111 million and $149 million of these investment securities on behalf of GE at December 31, 2019 and 2018, respectively.

	2019				2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$257	$2	$—	$259	$288	$—	$—	$288
Equity securities (2)	24	—	—	24	39	—	—	39
Total	$281	$2	$—	$283	$327	$—	$—	$327

(1)	All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within three years.

(2)	Gains (losses) recorded to earnings related to these securities were $2 million, $(25) million and $30 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Baker Hughes Company 2019 FORM 10-K | 87

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2019 and 2018 approximates their carrying value as reflected in our consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 11. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2019		2018
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$11	$—	$—	$(7)

Derivatives not accounted for as hedges
Currency exchange contracts and other	47	(27)	74	(75)
Total derivatives	$58	$(27)	$74	$(82)

Derivatives are classified in the consolidated statements of financial position captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of December 31, 2019 and 2018, $52 million and $67 million of derivative assets are recorded in "All other current assets" and $6 million and $7 million are recorded in "All other assets" of the consolidated statements of financial position, respectively. As of December 31, 2019 and 2018, $24 million and $79 million of derivative liabilities are recorded in "All other current liabilities" and $3 million and $3 million are recorded in "All other liabilities" of the consolidated statements of financial position, respectively.
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

Baker Hughes Company 2019 FORM 10-K | 88

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI to Earnings
	2019	2018	2017	2019	2018	2017
Currency exchange contracts	$13	$(6)	$8	$(1)	$(1)	$(7)

We expect to transfer $10 million to earnings as a gain in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At December 31, 2019 and 2018, the maximum term of derivative instruments that hedge forecasted transactions was one year and two years, respectively.
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
These derivatives are marked to fair value through earnings each period. The effects are reported in "Selling, general and administrative" in the consolidated and combined statement of income (loss). In general, the income (loss) effects of the hedged item are recorded in the same consolidated and combined financial statement line as the derivative. The income (loss) effect of economic hedges, after considering offsets related to income (loss) effects of hedged assets and liabilities, is substantially offset by changes in the fair value of forecasted transactions that have not yet affected income (loss).
The following table summarizes the gains (losses) from derivatives not designated as hedges on the consolidated and combined statements of income (loss):

Derivatives not designated as hedging instruments	Consolidated and combined statement of income caption	2019	2018	2017
Currency exchange contracts (1)	Cost of goods sold	$(6)	$(12)	$76
Currency exchange contracts	Selling, general and administrative	(22)	9	45
Commodity derivatives	Cost of goods sold	2	(1)	1
Other derivatives	Other non operating income (loss), net	2	—	—
Total (2)		$(24)	$(4)	$122

(1)
Excludes losses on embedded derivatives of $7 million, $3 million and $76 million at December 31, 2019, 2018 and 2017, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.

Baker Hughes Company 2019 FORM 10-K | 89

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

(2)	The effect on earnings of derivatives not designated as hedges is substantially offset by change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $5.7 billion and $6.4 billion at December 31, 2019 and 2018, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $1.8 billion at December 31, 2019 and $2.8 billion at December 31, 2018.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS
As of December 31, 2019 and 2018, the carrying amount of equity securities without readily determinable fair values was $637 million and $542 million, respectively. In 2019, certain of these equity instruments were remeasured to fair value as of the date that an observable transaction occurred, which resulted in the Company recording an unrealized gain of $19 million.
NOTE 18. SEGMENT INFORMATION
Our reportable segments, which are the same as our operating segments, are organized based on the nature of markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment as described below. Our operating results are reviewed regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and assess performance.
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

Baker Hughes Company 2019 FORM 10-K | 90

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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
DIGITAL SOLUTIONS
Digital Solutions provides equipment, software, and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include sensor-based process measurement, non-destructive testing and inspection, turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.
SEGMENT RESULTS
Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. The current year results, and balances, may not be comparable to prior years as the current year includes the results of BHI from July 3, 2017.

Segment revenue	2019	2018	2017
Oilfield Services	$12,889	$11,617	$5,881
Oilfield Equipment	2,921	2,641	2,661
Turbomachinery & Process Solutions	5,536	6,015	6,295
Digital Solutions	2,492	2,604	2,342
Total	$23,838	$22,877	$17,179

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income, corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs, goodwill impairments and certain gains and losses not allocated to the operating segments.

Segment income (loss) before income taxes	2019	2018	2017
Oilfield Services	$917	$785	$67
Oilfield Equipment	55	—	26
Turbomachinery & Process Solutions	719	621	665
Digital Solutions	343	390	357
Total segment	2,035	1,796	1,115
Corporate	(433)	(405)	(370)
Inventory impairment and related charges (1)	—	(105)	(244)
Restructuring, impairment and other	(342)	(433)	(412)
Separation and merger related	(184)	(153)	(373)
Other non operating income, net	(84)	202	80
Interest expense, net	(237)	(223)	(131)
Total	$753	$680	$(335)

Baker Hughes Company 2019 FORM 10-K | 91

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

(1)
Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss). 2017 includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value on acquisition of BHI as this inventory was used or sold in the six months ended December 31, 2017.

The following table presents total assets by segment at December 31:

Segment assets	2019	2018
Oilfield Services	$30,611	$30,941
Oilfield Equipment	7,645	7,298
Turbomachinery & Process Solutions	8,365	8,529
Digital Solutions	3,983	4,063
Total segment	50,604	50,831
Corporate and eliminations (1)	2,765	1,608
Total	$53,369	$52,439

(1)
Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments. During 2019, we transferred the $2.1 billion Baker Hughes trade name indefinite-lived intangible asset from Oilfield Services to Corporate due to the separation of GE, resulting in the re-branding of the Company.

The following table presents depreciation and amortization by segment for the years ended December 31:

Segment depreciation and amortization	2019	2018	2017
Oilfield Services	$985	$1,003	$613
Oilfield Equipment	175	173	187
Turbomachinery & Process Solutions	116	156	174
Digital Solutions	103	112	119
Total Segment	1,379	1,444	1,093
Corporate	39	42	10
Total	$1,418	$1,486	$1,103

The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2019	2018	2017
U.S.	$2,594	$2,654	$3,369
Non-U.S.	3,646	3,574	3,590
Total	$6,240	$6,228	$6,959

Baker Hughes Company 2019 FORM 10-K | 92

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 19. RELATED PARTY TRANSACTIONS
GE is our largest shareholder, and we enter into various related party transactions with it. On September 16, 2019 (the Trigger Date), as a result of the secondary offering and the repurchase of Class B common stock and associated LLC Units, GE's ownership in us was reduced from approximately 50.3% to approximately 36.8%, and GE ceased to be our controlling shareholder. At December 31, 2019, GE's interest in us was 36.7%.
Following the Transactions, we have entered into various agreements with GE and its affiliates that govern our relationship with GE including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provided certain administrative services, GE proprietary technology and use of certain GE trademarks for an annual intercompany services fee of $55 million. Under the terms of the Master Agreement Framework, entered into on November 13, 2018, the annual intercompany services fee of $55 million was reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement terminated on December 15, 2019 except with respect to certain provisions, including relating to certain tools access.
We sold products and services to GE and its affiliates for $337 million, $363 million and $639 million during the years ended December 31, 2019, 2018 and 2017, respectively. Purchases from GE and its affiliates were $1,498 million, $1,791 million and $1,512 million during the years ended December 31, 2019, 2018 and 2017, respectively.
MASTER AGREEMENT FRAMEWORK
In June 2018, GE announced their intention to pursue an orderly separation from us over time. On November 13, 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets (which were later negotiated into definitive agreements) with GE and BHGE LLC (collectively, the Master Agreement Framework) designed to further solidify the commercial and technological collaborations between us and GE and to facilitate our ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplated long-term agreements between us, BHGE LLC and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and shareholders.
Key elements of the Master Agreement Framework include:
Secured long-term collaboration on critical rotating equipment
Under the terms of the Master Agreement Framework, we have defined the parameters for a long-term collaboration and strategic relationship with GE on certain critical rotating equipment products.
On February 28, 2019, we entered into an aero-derivative joint venture (JV) agreement with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. These jet engine aero-derivative products are mainly used in our Turbomachinery & Process Solutions segment. Consequently, on November 1, 2019, BHGE LLC contributed $289 million in certain assets, inventory, cash and service facilities into Aero Products and Services JV, LLC, a Delaware limited liability company, and both GE and BHGE LLC jointly control its operations. In addition to the contributions to the JV, we paid $60 million to GE in order to equalize each party's interests in the JV at 50%. The JV has a supply and technology development agreement with GE’s aviation business, which, among other things, revised and extended certain pricing arrangements for applicable aero-derivative products. The Company's interest in the JV is accounted for as an equity method investment.
Additionally, effective May 1, 2019, we closed on the previously announced transfer of our assets, liabilities and employees related to our prior business of developing, designing, engineering, marketing, supplying, installing and servicing certain industrial steam turbine product lines (IST) to GE pursuant to a stock and asset purchase agreement. In addition and in connection with the transfer of the IST business, we made a cash payment of $13 million, in addition to working capital adjustments, to GE at the closing of the transaction.
In parallel, we have also entered into an agreement for the long-term supply and related distribution arrangement with GE for heavy-duty gas turbine technology at the current pricing levels, which became effective at the Trigger Date. Under this agreement, BHGE LLC is appointed as GE's exclusive distributor (with limited

Baker Hughes Company 2019 FORM 10-K | 93

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

exceptions) within the oil and gas industry with respect to the heavy-duty gas turbine units for an initial term of 5 years and associated services (including parts and components) for an initial term of 20 years or the operating service life of the relevant gas turbine, whichever is more. The heavy-duty gas turbine technologies are important components of TPS’ offerings and the long-term agreements provide greater clarity on the commercial approach and customer fulfillment, and will enable Baker Hughes and GE to jointly innovate on leading technology.
Access to GE Digital software & technology
As part of the Master Agreement Framework, BHGE LLC agreed with GE Digital to maintain, subject to certain conditions, BHGE LLC's status as the exclusive reseller of GE Digital offerings in the oil & gas space. As part of such agreement, BHGE LLC and GE Digital also revised and extended certain pricing arrangements and established service level obligations. However, these commercial arrangements were further modified pursuant to the Omnibus Agreement, described below, including by modifying the relationship between BHGE LLC and GE Digital to be nonexclusive with respect to digital offerings in the oil and gas space.
Other key agreements
• We agreed with GE to maintain current operations and pricing levels with regards to Control upgrade services we offer through our Digital Solutions segment division for the 4 years commencing on the Trigger Date.
• In 2019, GE transferred to us certain UK pension liabilities related to our oil and gas businesses and certain specified former oil and gas businesses of GE. The assets associated with these liabilities were also transferred on a fully funded basis. No liabilities associated with GE’s broad-based U.S. defined benefit pension plan were transferred to us.
• The Tax Matters Agreement with GE that was negotiated at the time of the Transactions will remain substantially in place and both companies retain the ability to monetize certain tax benefits.
• Under the terms of the Master Agreement Framework, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions was reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement terminated on December 15, 2019 except with respect to certain tools access.
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

ii.	Sale of certain digital business assets of Baker Hughes to GE for consideration of $50 million, which closed on September 3, 2019;

iii.	Modification of certain sales arrangements between the parties and the ability of each party to directly market offerings of its digital business to customers in the oil and gas industry;

Baker Hughes Company 2019 FORM 10-K | 94

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

iv.	Research and development efforts and the purchase of products and services related to aero-derivative turbines;

v.	Supply and distribution terms for certain trailer-mounted gas turbine generator-based engine units and related parts and services; and

vi.	Repayment by Baker Hughes to GE of amounts due under the promissory note (see Other Related Party discussion below), net of certain costs and tax adjustments;
OTHER RELATED PARTY
In connection with the Transactions, on July 3, 2017, we executed a promissory note with GE (which was amended and restated on July 31, 2019 in connection with the entry into the Omnibus Agreement referenced above) that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated.  There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of December 31, 2019, of the $273 million due to GE, $162 million was held in the form of cash and $111 million was held in the form of investment securities. As of December 31, 2018, of the $896 million due to GE, $747 million was held in the form of cash and $149 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the consolidated and combined statements of financial position.
The Company has $536 million and $538 million of accounts payable at December 31, 2019 and 2018, respectively, for goods and services provided by GE in the ordinary course of business; this excludes any liability associated with our participation in the trade payables accelerated payment program (see below). The Company has $495 million and $653 million of current receivables at December 31, 2019 and 2018, respectively, for goods and services provided to GE in the ordinary course of business.
We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Prior to our separation from GE, our North American operations participated in supply chain finance programs funded through GE Capital. Invoices were settled with suppliers per our payment terms to obtain cash discounts. GE Capital provided funding for invoices eligible for a cash discount. Our liability associated with the GE Capital funded participation in the accounts payable programs was $38 million and $471 million as of December 31, 2019 and 2018, respectively.
As a result of separation, our participation in this program ended, and we have begun transitioning to a program administered by a third party. Under these supply chain finance programs, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. A third party administers the program. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. These liabilities continue to be presented as accounts payable in our consolidated statements of financial position and reflected as cash flow from operating activities when settled.
NOTE 20. COMMITMENTS AND CONTINGENCIES
LITIGATION
We are subject to a number of lawsuits and claims arising out of the conduct of our business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. We record

Baker Hughes Company 2019 FORM 10-K | 95

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

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
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitration proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling which addressed all claims asserted by the customer. The estimated financial impact of the Arbitration Ruling has been reflected in the Company's financial statements and did not have a material impact. Further, on March 11, 2019, the customer initiated a second arbitral proceeding against us, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleged damages of €142 million plus interest at an annual rate of prime + 5% since June 20, 2015. The allegations in this second arbitration proceeding are related to the claims made in the June 19, 2015 German arbitration and Houston Federal Court proceedings referenced above. The Company is contesting the claims made by TRIUVA in the Houston Federal Court and the claims made by the customer in the second arbitration proceeding. At this time, we are not able to predict the outcome of the claims asserted in the Houston Federal Court or the second arbitration proceeding.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s

Baker Hughes Company 2019 FORM 10-K | 96

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. On November 19, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent Nos. 8,657,009 and 9,074,451. On November 26, 2018, Rapid Completions filed notices of appeal of the USPTO’s final written decisions in the inter partes reviews of U.S. Patent No. 7,134,505, and 7,543,634. On May 2, 2019, the USPTO issued a final written decision in an IPR on U.S. Patent Number 9,303,501 finding all of its claims unpatentable, and Rapid Completions appealed that decision to the Federal Circuit on July 5, 2019. On November 13, 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent No. 7,134,505, and 7,543,634.  On November 26, 2019, the USPTO issued a final written decision in the inter-partes review of U.S. Patent No. 7,861,774 finding all challenged claims unpatentable, and Rapid Completions did not timely appeal that decision. On January 21, 2020, the Federal Circuit affirmed the USPTO’s unpatentability finding as to all asserted claims of the U.S. Patent No. 9,303,501.
On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. This patent relates primarily to certain specific downhole completions equipment. The plaintiff requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. On April 24, 2019, the Canadian Court of Appeals ruled against Rapid Completions and dismissed Rapid Completion’s appeal in Canada. On June 24, 2019, Rapid Completions filed an application for leave to appeal the Court of Appeals decision to the Supreme Court of Canada. On December 19, 2019, the Supreme Court of Canada dismissed Rapid Completion's appeal.
In January 2013, INEOS and Naphtachimie initiated expertise proceedings in Aix-en-Provence, France arising out of a fire at a chemical plant owned by INEOS in Lavera, France, which resulted in a 15-day plant shutdown and destruction of a steam turbine, which was part of a compressor train owned by Naphtachimie. The most recent quantification of the alleged damages is €250 million. 2 of the Company's subsidiaries (and 17 other companies) were notified to participate in the proceedings. The proceedings are ongoing, and at this time, there is no indication that the Company's subsidiaries were involved in the incident. Although the outcome of the claims remains uncertain, our insurer has accepted coverage and is defending the Company in the expertise proceeding.
In late November 2017, staff of the Boston office of the SEC notified GE that they are conducting an investigation of GE’s revenue recognition practices and internal controls over financial reporting related to long-term service agreements. The scope of the SEC’s request may include some Baker Hughes contracts, expected to be mainly in our TPS business. We have provided all requested documents to GE. At this time, we are not able to predict the outcome of this review.
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of

Baker Hughes Company 2019 FORM 10-K | 97

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company’s behalf against GE, the then-current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company’s shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company’s stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company’s stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship  between the Company and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as the Company’s controlling stockholder, and the members of the Company’s Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Company’s Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on the Company’s Board of Directors to pursue the claims itself, and GE and the Company’s Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE’s motion to dismiss the unjust enrichment claim against it. On October 31, 2019, the Company’s Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. The Special Litigation Committee’s investigation and evaluation remains ongoing. At this time, we are not able to predict the outcome of the Special Litigation Committee investigation or these claims.
In March 2019, the Company received a document request from the United States Department of Justice (the “DOJ”) related to certain of the Company’s operations in Iraq and its dealings with Unaoil Limited and its affiliates. In December 2019, the Company received a similar document request from the Securities Exchange Commission (the "SEC"). The Company is cooperating with the DOJ and SEC in connection with their requests and any related matters. In addition, the Company has agreed to toll any statute of limitations in connection with the matters subject to the DOJ’s document request.
On May 7, 2019, the Alaska District Attorney filed a Criminal Information against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., Baker Petrolite Corporation and a Baker Hughes employee alleging that individuals working at a Baker Petrolite Corporation chemical transfer facility in Kenai, Alaska were exposed to hazardous air emissions.  The Criminal Information charges six counts of Assault in the Third Degree, three counts of Assault in the Fourth Degree and Negligent Air Emissions.  On July 22, 2019, the six counts of Assault in the Third Degree were dismissed, with the Alaska Attorney General’s office indicating their intent to present those charges to the grand jury to obtain an indictment. On or around September 11, 2019, the grand jury issued an indictment on 25 counts, including 10 counts of Assault in the First Degree, 10 counts of Assault in the Second Degree, and 5 counts of Assault in the Third Degree. On or around December 3, 2019, the State agreed to dismiss the indictment against Baker Hughes Oilfield Operations, Inc. The Company and other Defendants have pled not guilty and intend to defend the charges. At this time, we are not able to predict the outcome of the criminal proceeding.
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated (“BHI”) against the General Electric Company, the former members of the Board of Directors of BHI, and certain

Baker Hughes Company 2019 FORM 10-K | 98

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the Transactions. On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. At this time, we are not able to predict the outcome of these claims.
On December 11, 2019, BMC Software, Inc. (“BMC”) filed a lawsuit in federal court in the Southern District of Texas against Baker Hughes, a GE company, LLC alleging trademark infringement, unfair competition, and unjust enrichment, arising out of the Company’s use of its new logo and affiliated branding. On January 1, 2020, BMC amended its complaint to add Baker Hughes Company. The relief sought in the complaint includes a request for injunctive relief, an award of damages (including punitive damages), pre- and post-judgment interest, and attorneys’ fees and costs.  At this time, we are not able to predict the outcome of these claims.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.9 billion at December 31, 2019. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2024 of $1,304 million, $170 million, $61 million, $9 million and $12 million, respectively, and $15 million in the aggregate thereafter.
We sometimes enter into consortium or similar arrangements for certain projects primarily in our Oilfield Equipment segment. Under such arrangements, each party is responsible for performing a certain scope of work

Baker Hughes Company 2019 FORM 10-K | 99

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 21. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $342 million, $433 million, and $412 million during the years ended December 31, 2019, 2018 and 2017, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $314 million, $304 million and $385 million for the years ended December 31, 2019, 2018 and 2017, respectively. These restructuring initiatives are expected to generate charges of approximately $11 million in future periods as these restructuring plans come to completion.
These charges are included in the "Restructuring, impairment and other" caption in the consolidated and combined statements of income (loss).
The amount of costs not included in the reported segment results is as follows:

	2019	2018	2017
Oilfield Services	$211	$160	$187
Oilfield Equipment	18	25	114
Turbomachinery & Process Solutions	48	71	21
Digital Solutions	15	17	34
Corporate	22	31	29
Total	$314	$304	$385
These costs were primarily related to employee termination benefits, product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations, and other incremental costs that were a direct result of the restructuring plans.

	2019	2018	2017
Property, plant & equipment, net	$107	$80	$131
Employee-related termination expenses	179	123	186
Asset relocation costs	4	28	10
EHS remediation costs	11	6	9
Contract termination fees	12	44	26
Other incremental costs	1	23	23
Total	$314	$304	$385
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" caption of the consolidated and combined statements of income (loss) was $28 million, $129 million and $27 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, such items primarily relate to currency devaluations in our OFS segment. In 2018, other charges consist primarily of accelerated amortization of $80 million related to trade names and technology in our OFS segment, litigation charges of $25 million in Corporate and costs of $13 million to exit certain operations that impacted our TPS and OFS segments. In 2017, other charges primarily relate to currency devaluations of $12 million.

Baker Hughes Company 2019 FORM 10-K | 100

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 22. SUPPLEMENTARY INFORMATION
All Other Current Liabilities
All other current liabilities as of December 31, 2019 and 2018 include $1,121 million and $955 million, respectively, of employee related liabilities.
Product Warranties
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2019	2018
Balance at beginning of year	$236	$164
Provisions	4	47
Expenditures	(14)	(96)
Other (1)	(6)	121
Balance at end of year	$220	$236

(1)	2018 amounts primarily related to the acquisition of BHI.
Allowance for doubtful accounts
The change in allowance for doubtful accounts is as follows:

	2019	2018
Balance at beginning of year	$327	$330
Additions	48	47
Amounts written off	(42)	(43)
Other	(10)	(7)
Balance at end of year	$323	$327

Baker Hughes Company 2019 FORM 10-K | 101

Baker Hughes Company
Notes to Consolidated and Combined Financial Statements

NOTE 23. QUARTERLY DATA (UNAUDITED)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2019
Revenue	$5,615	$5,994	$5,882	$6,347	$23,838
Gross profit (1)	976	1,062	1,101	1,295	4,432
Restructuring, impairment and other (2)	62	50	71	159	342
Separation and merger related	34	40	54	57	184
Net income (loss) attributable to Baker Hughes Company	32	(9)	57	48	128
Basic earnings (loss) per Class A common share	0.06	(0.02)	0.11	0.07	0.23
Diluted earnings (loss) per Class A common share	0.06	(0.02)	0.11	0.07	0.23
Cash dividend per Class A common share	0.18	0.18	0.18	0.18	0.72

2018
Revenue	$5,399	$5,548	$5,665	$6,264	$22,877
Gross profit (1)	841	936	973	1,236	3,986
Restructuring, impairment and other (2)	162	146	66	59	433
Separation and merger related	46	50	17	41	153
Net income (loss) attributable to Baker Hughes Company	70	(19)	13	131	195
Basic earnings (loss) per Class A common share	0.17	(0.05)	0.03	0.28	0.46
Diluted earnings (loss) per Class A common share	0.17	(0.05)	0.03	0.28	0.45
Cash dividend per Class A common share	0.18	0.18	0.18	0.18	0.72

(1)	Represents revenue less cost of sales and cost of services.

(2)
Restructuring, impairment and other costs associated with asset impairments, workforce reductions, facility closures and contract terminations recorded during 2019 and 2018. See "Note 21. Restructuring, Impairment and Other" for further discussion.

Baker Hughes Company 2019 FORM 10-K | 102

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
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
ITEM 9B. OTHER INFORMATION
None.

Baker Hughes Company 2019 FORM 10-K | 103

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct and the Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2019 (Proxy Statement), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this annual report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which section is incorporated herein by reference.
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
Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2019 with respect to shares of our Class A common stock that may be issued under our LTI Plan which has been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans	4.6	$29.96	35.5
Nonstockholder-approved plans	—	—	—
Subtotal (except for weighted average exercise price)	4.6	29.96	35.5
Employee Stock Purchase Plan	0.7	21.79	12.9
Total	5.3	$28.89	48.4

Baker Hughes Company 2019 FORM 10-K | 104

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information for this item is set forth in the sections entitled "Corporate Governance-Director Independence" and "Certain Relationships and Related Party Transactions" in our Proxy Statement, which sections are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accountant fees and services is set forth in the section entitled "Fees Paid to KPMG LLP" in our Proxy Statement, which section is incorporated herein by reference.

Baker Hughes Company 2019 FORM 10-K | 105

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents filed as part of this annual report.
(1) Financial Statements
All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.
(2) Financial Statement Schedules
The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated and combined financial statements or notes thereto.
(3) Exhibits
Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an "*" are filed as an exhibit to this annual report on Form 10-K and exhibits designated with an "**" are furnished as an exhibit to this annual report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed are incorporated by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of Baker Hughes Company dated October 17, 2019.
3.2	Third Amended and Restated Bylaws of Baker Hughes Company dated October 17, 2019.
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes, a GE company, LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.2
First Supplemental Indenture, dated as of August 17, 2011, to the Indenture dated as of October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes, a GE company, LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3
Second Supplemental Indenture, dated July 3, 2017, to the Indenture dated as of October 28, 2008, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4
Third Supplemental Indenture, dated December 11, 2017, to the Indenture dated as of October 28, 2008, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5
Fourth Supplemental Indenture, dated November 7, 2019, to the Indenture dated as of October 28, 2008,among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6	Indenture, dated May 15, 1994, between Western Atlas Inc. and The Bank of New York, as trustee.
4.7
First Supplemental Indenture dated July 3, 2017, to the Indenture dated as of May 15, 1994, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.8
First Supplemental Indenture, dated as of July 3, 2017, to the Indenture dated as of May 15, 1991, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.10	Form of Stock Certificate for Class A Common Stock of Baker Hughes Company under the Laws of the State of Delaware.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC, General Electric Company and GE Aero Power LLC.

Baker Hughes Company 2019 FORM 10-K | 106

10.2
Stock and Asset Purchase Agreement, dated February 25, 2019, among Baker Hughes, a GE company, LLC, GE Energy Switzerland GmbH and, for the limited purpose of the last sentence of Section 11.06, GE, and for the limited purpose of Section 11.15(b) and the last sentence of Section 11.06, Baker Hughes Company (formerly Baker Hughes, a GE company).

10.3	Letter Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC and General Electric Company regarding the Intercompany Services Agreement.
10.4	Letter Agreement, dated as of February 28, 2019, between Baker Hughes, a GE company, LLC and General Electric Company regarding Additives.
10.5	Omnibus Agreement, dated as of July 31, 2019, between Baker Hughes Company (formerly Baker Hughes, a GE company), Baker Hughes, a GE company, LLC and General Electric Company.
10.6	Transition Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.7	Asset Purchase Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.8	TM2500 Supply and Distribution Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.9	Joint Ownership and License Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.10	Bridge Supply and Technology Development Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.11	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.12	Second Amendment to the GE Global Employee Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.13	Second Amendment and Restatement of Promissory Note, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Oil & Gas US Holdings IV, Inc.
10.14	Master Agreement, dated as of November 13, 2018, between Baker Hughes Company (formerly Baker Hughes, a GE company), Baker Hughes, a GE company, LLC and General Electric Company.
10.15	Amendment No. 1 to the Master Agreement, dated as of January 30, 2019, among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company,) and Baker Hughes, a GE company, LLC.
10.16	Amendment No. 2 to the Master Agreement, dated as of February 22, 2019, among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company), and Baker Hughes, a GE company, LLC.
10.17	Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC and General Electric Company.
10.18	HDGT Supply Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC and General Electric Company.
10.19	Amended and Restated HDGT Distribution and Supply Agreement, dated as of February 27, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.20*	First Amendment to the Amended and Restated HDGT Distribution and Supply Agreement dated September 16, 2019 between Baker Hughes, a GE company, LLC and General Electric Company.
10.21	Amended and Restated Stockholders Agreement, dated as of November 13, 2018, between Baker Hughes Company (formerly Baker Hughes, a GE company) and General Electric Company.
10.22	Amendment to the Amended and Restated Stockholders Agreement, dated as of July 31, 2019, between Baker Hughes Company (formerly Baker Hughes, a GE company) and General Electric Company.
10.23	Amended and Restated Registration Rights Agreement, dated as of July 31, 2019, between Baker Hughes Company (formerly Baker Hughes, a GE company) and General Electric Company.
10.24
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes Company (formerly Baker Hughes, a GE company) and Baker Hughes, a GE company, LLC.

10.25	Amended and Restated Limited Liability Company Agreement of Baker Hughes, a GE company, LLC, dated as of July 3, 2017.
10.26	Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company), EHHC Newco, LLC and Baker Hughes, a GE company, LLC.

Baker Hughes Company 2019 FORM 10-K | 107

10.27	Amended and Restated Non-Competition Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Company (formerly Baker Hughes, a GE company).
10.28	Amended and Restated Channel Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Company (formerly Baker Hughes, a GE company).
10.29	Amended and Restated IP Cross License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC.
10.30	Side Letter to the Amended and Restated IP Cross License Agreement dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC.
10.31	Agreement to the Amended & Restated IP Cross License Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.32	Amended and Restated Trademark License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC.
10.33	Amended and Restated GE Digital Master Products and Services Agreement, dated as of November 13, 2018, between GE Digital LLC and Baker Hughes, a GE company, LLC.
10.34	Amendment to the Amended and Restated GE Digital Master Products and Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.35	GE Digital Referral Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.36	Amended and Restated Intercompany Services Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC.
10.37	Amendment to the Amended and Restated Intercompany Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.38	Amended and Restated Supply Agreement, dated as of November 13, 2018, between General Electric Company, as Seller, and Baker Hughes, a GE company, LLC, as Buyer.
10.39	Amended and Restated Supply Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC, as Seller, and General Electric Company, as Buyer.
10.40	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC.
10.41	Equity Repurchase Agreement, dated as of November 5, 2017, by and among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company), and Baker Hughes, a GE company, LLC.
10.42	Equity Repurchase Agreement dated as of November 13, 2018, by and among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company), and Baker Hughes, a GE company, LLC.
10.43	Equity Repurchase Agreement, dated as of September 9, 2019, by and among Baker Hughes Company (formerly Baker Hughes, a GE company), Baker Hughes, a GE company, LLC and General Electric Company.
10.44	Employee Benefits Matters Agreement dated as of November 13, 2018 by and among General Electric Company, Baker Hughes Company (formerly Baker Hughes, a GE company) and Baker Hughes, a GE company, LLC.
10.45	Credit Agreement, dated as of December 10, 2019, among Baker Hughes, a GE company, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.46+	Baker Hughes Incorporated Director Retirement Policy for Certain Former Members of the Board of Directors of Baker Hughes Incorporated.
10.47+	Amended and Restated Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan effective April 24, 2014.
10.48+	Amended and Restated Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective April 24, 2014.
10.49+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers dated 2009.
10.50+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated 2011.
10.51+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated January 2014.
10.52+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers June 2014.
10.53+	Baker Hughes Company (formerly Baker Hughes, a GE company) 2017 Long-Term Incentive Plan.

Baker Hughes Company 2019 FORM 10-K | 108

10.54+	Baker Hughes Company (formerly Baker Hughes, a GE company) Executive Officer Short Term Incentive Compensation Plan.
10.55+	Baker Hughes Company (formerly Baker Hughes, a GE company) Non-Employee Director Deferral Plan.
10.56*+
Amendment to the Baker Hughes Company Benefits Plans including the Baker Hughes Company 2017 Long-Term Incentive Plan, Baker Hughes Company Executive Officer Short Term Incentive Plan and the Baker Hughes Company Non-Employee Director Deferral Plan.

10.57+	Baker Hughes Company (formerly Baker Hughes, a GE company) Executive Severance Program.
10.58*+	First Amendment to the Baker Hughes Company Executive Severance Program effective January 1, 2020.
10.59+	Baker Hughes Company (formerly Baker Hughes, a GE company) Employee Stock Purchase Plan.
10.60*+	First Amendment to the Baker Hughes Company Employee Stock Purchase Plan effective January 1, 2020.
10.61*+	Baker Hughes Company (formerly Baker Hughes, a GE company) Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.62*+	Amendment to the Baker Hughes, a GE company, LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.63*+	Baker Hughes Company Supplemental Retirement Plan, as amended and restated effective as of January 1, 2020.
10.64+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Indemnification Agreement dated July 2017.
10.65+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Stock Option Award Agreement dated July 2017.
10.66+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Senior Executive Stock Option Award Agreement dated July 2017.
10.67+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Senior Executive Restricted Stock Unit Award Agreement dated July 2017.
10.68+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Restricted Stock Unit Award Agreement dated July 2017.
10.69+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Stock Option Award Agreement dated January 2018.
10.70+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2018.
10.71+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2018.
10.72+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Senior Executive Performance Share Award Agreement (Performance Metric of Return on Invested Capital) dated January 2018.
10.73+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Senior Executive Performance Share Award Agreement (Performance Metric of Total Shareholder Return) dated January 2018.
10.74+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Director Restricted Stock Unit Award Agreement dated January 2018.
10.75+	Offer Letter between Baker Hughes Company (formerly Baker Hughes, a GE company) and Lorenzo Simonelli, dated as of August 1, 2017.
10.76+	Outperformance Share Unit Award Agreement between Baker Hughes Company (formerly Baker Hughes, a GE company) and Lorenzo Simonelli dated as of June 1, 2018.
10.77+	Restricted Stock Unit Award Agreement between Baker Hughes Company (formerly Baker Hughes, a GE company) and Lorenzo Simonelli dated as of June 1, 2018.
10.78+	Baker Hughes Company (formerly Baker Hughes, a GE company) Form of Stock Option Award Agreement dated January 2019.
10.79*+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2020.
10.80*+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2020.
10.81*+	Baker Hughes Company Form of ROIC Performance Share Unit Award Agreement dated January 2020.

Baker Hughes Company 2019 FORM 10-K | 109

10.82*+	Baker Hughes Company Form of TSR Performance Share Unit Award Agreement dated January 2020.
10.83*+	Baker Hughes Company Form of Director Restricted Stock Unit Award Agreement dated January 2020.
10.84*+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2020.
10.85	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
ITEM 16. FORM 10-K SUMMARY
None.

Baker Hughes Company 2019 FORM 10-K | 110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES COMPANY

Date:	February 13, 2020	/s/ LORENZO SIMONELLI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of February 2020.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ BRIAN WORRELL	Chief Financial Officer
(Brian Worrell)	(principal financial officer)

/S/ KURT CAMILLERI	Senior Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)

Baker Hughes Company 2019 FORM 10-K | 111

Signature	Title

/s/ W. GEOFFREY BEATTIE	Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CLARENCE P. CAZALOT, JR.	Director
(Clarence P. Cazalot, Jr.)

/s/ GREGORY L. EBEL	Director
(Gregory L. Ebel)

/s/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director
(John G. Rice)

Baker Hughes Company 2019 FORM 10-K | 112