Form 10-Q
period 2020-03-31
Baker Hughes Co
filed 2020-04-24
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐ No ☑
As of April 17, 2020, the registrant had outstanding 655,034,801 shares of Class A Common Stock, $0.0001 par value per share and 377,427,844 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2020 First Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Revenue:
Sales of goods	$3,082	$3,202
Sales of services	2,343	2,413
Total revenue	5,425	5,615

Costs and expenses:
Cost of goods sold	2,846	2,810
Cost of services sold	1,824	1,829
Selling, general and administrative	675	704
Goodwill impairment	14,773	—
Restructuring, impairment and other	1,325	62
Separation and merger related	41	34
Total costs and expenses	21,484	5,439
Operating income (loss)	(16,059)	176
Other non-operating income, net	25	21
Interest expense, net	(59)	(59)
Income (loss) before income taxes	(16,093)	138
Provision for income taxes	(5)	(67)
Net income (loss)	(16,098)	71
Less: Net income (loss) attributable to noncontrolling interests	(5,888)	39
Net income (loss) attributable to Baker Hughes Company	$(10,210)	$32

Per share amounts:
Basic and diluted earnings (loss) per Class A common stock	$(15.64)	$0.06

Cash dividend per Class A common stock	$0.18	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income (loss)	$(16,098)	$71
Less: Net income (loss) attributable to noncontrolling interests	(5,888)	39
Net income (loss) attributable to Baker Hughes Company	(10,210)	32
Other comprehensive income (loss):
Investment securities	(2)	2
Foreign currency translation adjustments	(277)	166
Cash flow hedges	(8)	4
Benefit plans	22	—
Other comprehensive income (loss)	(265)	172
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(97)	87
Other comprehensive income (loss) attributable to Baker Hughes Company	(168)	85
Comprehensive income (loss)	(16,363)	243
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5,985)	126
Comprehensive income (loss) attributable to Baker Hughes Company	$(10,378)	$117
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (1)	$3,010	$3,249
Current receivables, net	6,148	6,416
Inventories, net	4,534	4,608
All other current assets	961	949
Total current assets	14,653	15,222
Property, plant and equipment (net of accumulated depreciation of $4,506 and $4,384)	5,997	6,240
Goodwill	5,878	20,690
Other intangible assets, net	4,576	5,381
Contract and other deferred assets	1,826	1,881
All other assets	2,984	3,001
Deferred income taxes	1,315	954
Total assets (1)	$37,229	$53,369
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,991	$4,268
Short-term debt and current portion of long-term debt (1)	210	321
Progress collections and deferred income	3,196	2,870
All other current liabilities	2,744	2,555
Total current liabilities	10,141	10,014
Long-term debt	6,285	6,301
Deferred income taxes	314	51
Liabilities for pensions and other postretirement benefits	1,025	1,079
All other liabilities	1,479	1,425
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 654 and 650 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 377 and 377 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Capital in excess of par value	23,486	23,565
Retained loss	(10,212)	—
Accumulated other comprehensive loss	(1,804)	(1,636)
Baker Hughes Company equity	11,470	21,929
Noncontrolling interests	6,515	12,570
Total equity	17,985	34,499
Total liabilities and equity	$37,229	$53,369
(1)Total assets include $156 million and $273 million of assets held on behalf of General Electric Company, of which $106 million and $162 million is cash and cash equivalents and $50 million and $111 million is investment securities at March 31, 2020 and December 31, 2019, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$—	$23,565	$—	$(1,636)	$12,570	$34,499
Comprehensive income (loss):
Net loss			(10,210)		(5,888)	(16,098)
Other comprehensive loss				(168)	(97)	(265)
Dividends on Class A common stock ($0.18 per share)		(118)				(118)
Distribution to GE					(68)	(68)
Stock-based compensation cost		56				56
Other		(17)	(2)		(2)	(21)
Balance at March 31, 2020	$—	$23,486	$(10,212)	$(1,804)	$6,515	$17,985

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$—	$18,659	$25	$(1,219)	$17,548	$35,013
Comprehensive income:
Net income			32		39	71
Other comprehensive income				85	87	172
Dividends on Class A common stock ($0.18 per share)		(34)	(59)			(93)
Distribution to GE					(94)	(94)
Stock-based compensation cost		40				40
Other		(19)	2		(6)	(23)
Balance at March 31, 2019	$—	$18,646	$—	$(1,134)	$17,574	$35,086
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(16,098)	$71
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	355	350
Goodwill impairment	14,773	—
Intangible assets impairment	725	—
Property, plant and equipment impairment	218	—
Inventory impairment	160	—
Changes in operating assets and liabilities:
Current receivables	179	(204)
Inventories	(140)	(220)
Accounts payable	(182)	(93)
Progress collections and deferred income	311	62
Contract and other deferred assets	15	61
Other operating items, net	162	(211)
Net cash flows from (used in) operating activities	478	(184)
Cash flows from investing activities:
Expenditures for capital assets	(365)	(294)
Proceeds from disposal of assets	40	59
Other investing items, net	7	(21)
Net cash flows used in investing activities	(318)	(256)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(115)	(48)
Dividends paid	(118)	(93)
Distributions to GE	(68)	(94)
Other financing items, net	(26)	3
Net cash flows used in financing activities	(327)	(232)
Effect of currency exchange rate changes on cash and cash equivalents	(72)	22
Decrease in cash and cash equivalents	(239)	(650)
Cash and cash equivalents, beginning of period	3,249	3,723
Cash and cash equivalents, end of period	$3,010	$3,073
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$118	$76
Interest paid	$49	$56
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 5

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
We are a holding company and have no material assets other than our 63.4% ownership interest in Baker Hughes Holdings LLC (BHH LLC, formerly known as Baker Hughes, a GE company, LLC), the Baker Hughes trade name, and certain intercompany and tax related balances. BHH LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).
We hold a majority economic interest in BHH LLC and conduct and exercise full control over all activities of BHH LLC without the approval of any other member. Accordingly, we consolidate the financial results of BHH LLC and report a noncontrolling interest in our consolidated condensed financial statements for the economic interest held by GE. As of March 31, 2020, GE's interest in us was 36.6%.
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
In the three months ended March 31, 2020, separation and merger related costs include costs incurred in connection with the separation from GE. In the three months ended March 31, 2019, separation and merger related costs are comprised solely of costs associated with the combination of BHI and GE O&G (the Transactions). See "Note 16. Related Party Transactions" for further information.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2019 Annual Report for the discussion of our significant accounting policies. Please refer to the "New Accounting Standards Adopted" section of this Note for changes to our accounting policies.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Cash and Cash Equivalents
As of March 31, 2020 and December 31, 2019, we had $1,004 million and $1,102 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $93 million and $142 million, as of March 31, 2020 and December 31, 2019, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $106 million and $162 million of cash at March 31, 2020 and December 31, 2019, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
NEW ACCOUNTING STANDARDS ADOPTED
On January 1, 2020, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The adoption did not have a material impact on our condensed consolidated financial statements.
On January 1, 2020, we adopted FASB ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the new ASU, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. We have applied this ASU on a prospective basis. See "Note 5. Goodwill and Other Intangible Assets" for further details.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended March 31,
Total Revenue	2020	2019
U.S.	$1,315	$1,505
Non-U.S.	4,110	4,110
Total	$5,425	$5,615

Baker Hughes Company 2020 First Quarter FORM 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2020 and 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.7 billion and $20.5 billion, respectively. As of March 31, 2020, we expect to recognize revenue of approximately 53%, 67% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2020	December 31, 2019
Customer receivables	$5,181	$5,448
Related parties	462	495
Other	838	796
Total current receivables	6,481	6,739
Less: Allowance for credit losses	(333)	(323)
Total current receivables, net	$6,148	$6,416
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, other tax receivables, customer retentions and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $420 million and $429 million as of March 31, 2020 and December 31, 2019, respectively, are comprised of the following:

	March 31, 2020	December 31, 2019
Finished goods	$2,474	$2,546
Work in process and raw materials	2,060	2,062
Total inventories, net	$4,534	$4,608
During the three months ended March 31, 2020, we recorded $160 million of inventory impairments predominantly in our Oilfield Services (OFS) segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Company 2020 First Quarter FORM 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2018, gross	$15,676	$4,177	$2,186	$2,432	$24,471
Accumulated impairment at December 31, 2018	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2018	13,043	3,310	2,186	2,178	20,717
Currency exchange and others	—	9	(15)	(21)	(27)
Balance at December 31, 2019	13,043	3,319	2,171	2,157	20,690
Impairment	(11,484)	(3,289)	—	—	(14,773)
Currency exchange and others	(1)	(22)	(9)	(7)	(39)
Balance at March 31, 2020	$1,558	$8	$2,162	$2,150	$5,878
During the third quarter of each fiscal year, in conjunction with our annual strategic planning process, we perform our annual goodwill impairment test for each of our reporting units. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.
During the first quarter of 2020, our market capitalization declined significantly compared to the fourth quarter of 2019. Our closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index (OSX), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services industry, traded at prices that were the lowest in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus (COVID-19) and other macroeconomic events such as the geopolitical tensions between OPEC and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 (“testing date”).
In performing the interim quantitative impairment test and consistent with our prior practice, we determined the fair value of each of our reporting units using a combination of the income approach and the market approach by assessing each of these valuation methodologies based upon availability and relevance of comparable company data and determining the appropriate weighting.
Under the income approach, the fair value for each of our reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, updated for recent events, to estimate future cash flows with cash flows beyond the specific operating plans estimated using a terminal value calculation, which incorporates historical and forecasted trends, including an estimate of long-term future growth rates, based on our most recent views of the long-term outlook for each reporting unit. Our internal forecasts include assumptions about future commodity pricing and expected demand for our goods and services. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecasts.
We derived our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used discount rates that are

Baker Hughes Company 2020 First Quarter FORM 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts, updated for recent events.
Valuations using the market approach were derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the OFS and Oilfield Equipment (OFE) reporting units exceeded their estimated fair value as of the testing date, which resulted in goodwill impairment charges of $11,484 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value. The carrying value of our OFS and OFE reporting units equal their fair value upon completion of the goodwill impairment test whereas our other reporting units still maintain a headroom that is substantially in excess of their carrying values. Any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material.

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships (1)	$2,317	$(853)	$1,464	$3,027	$(1,045)	$1,982
Technology (1)	1,030	(605)	425	1,075	(626)	449
Trade names and trademarks (1)	380	(184)	196	696	(254)	442
Capitalized software (1)	1,181	(931)	250	1,193	(928)	265
Other	1	(1)	—	3	(2)	1
Finite-lived intangible assets	4,909	(2,574)	2,335	5,994	(2,855)	3,139
Indefinite-lived intangible assets	2,241	—	2,241	2,242	—	2,242
Total intangible assets	$7,150	$(2,574)	$4,576	$8,236	$(2,855)	$5,381
(1)During the three months ended March 31, 2020, we recorded intangible asset impairments to customer relationships of $476 million, technology of $8 million, trade names and trademarks of $236 million, and capitalized software of $3 million. See "Note 18. Restructuring, Impairment and Other" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended March 31, 2020 and 2019 was $84 million and $96 million, respectively.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2020 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2020	$212
2021	236
2022	201
2023	182
2024	172
2025	144

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	March 31, 2020	December 31, 2019
Long-term product service agreements	$589	$603
Long-term equipment contracts (1)	1,049	1,097
Contract assets (total revenue in excess of billings)	1,638	1,700
Deferred inventory costs	142	130
Non-recurring engineering costs	46	51
Contract and other deferred assets	$1,826	$1,881
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended March 31, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $6 million and $7 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2020	December 31, 2019
Progress collections	$3,066	$2,760
Deferred income	130	110
Progress collections and deferred income (contract liabilities)	$3,196	$2,870
Revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the contract liabilities at the beginning of the period was $410 million and $553 million, respectively.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2020	2019
Long-term fixed lease	$72	$48
Long-term variable lease	11	11
Short-term lease (1)	161	165
Total operating lease expense	$244	$224
(1)Leases with a term of one year or less, including leases with a term of one month or less
Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2020 and 2019. The weighted-average remaining lease term as of March 31, 2020 and 2019 was approximately eight years and nine years, respectively, for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2020 and 2019 was 3.8% and 4.4%, respectively.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	March 31, 2020	December 31, 2019
Short-term borrowings
Short-term borrowings from GE	$156	$273
Other borrowings	54	48
Total short-term borrowings	210	321

Long-term borrowings
2.773% Senior Notes due December 2022	1,247	1,246
8.55% Debentures due June 2024	126	127
3.337% Senior Notes due December 2027	1,344	1,343
6.875% Notes due January 2029	287	289
3.138% Senior Notes due November 2029	522	522
5.125% Senior Notes due September 2040	1,300	1,301
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	122	136
Total long-term borrowings	6,285	6,301
Total borrowings	$6,495	$6,622
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2020, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,163 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and

Baker Hughes Company 2020 First Quarter FORM 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2020, we were in compliance with all debt covenants.
The estimated fair value of total borrowings at March 31, 2020 and December 31, 2019 was $5,866 million and $6,847 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE.
NOTE 10. EMPLOYEE BENEFIT PLANS
We have both funded and unfunded defined benefit plans which include four U.S. plans and seven non-U.S. plans, primarily in the UK, Germany, and Canada, all with plan assets or obligations greater than $20 million. We use a December 31 measurement date for these plans, and generally provide benefits to employees based on formulas recognizing length of service and earnings.
The components of net periodic cost of plans sponsored by us are as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$7	$4
Interest cost	20	19
Expected return on plan assets	(31)	(25)
Amortization of net actuarial loss	8	4
Net periodic cost	$4	$2
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the three months ended March 31, 2020, income tax expense was $5 million compared to tax expense of $67 million for the prior year period. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment and losses with no tax benefit due to valuation allowances.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding as of March 31, 2020 is 654 million and 377 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHH LLC Units (LLC Units) to receive distributions on an equal amount of any dividend paid by the Company. As of March 31, 2020, GE's interest in us was 36.6%.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2020	2019	2020	2019
Balance at January 1	650,065	513,399	377,428	521,543
Issue of shares upon vesting of restricted stock units (1)	3,011	1,377	—	—
Issue of shares on exercises of stock options (1)	5	164	—	—
Issue of shares for employee stock purchase plan	668	—	—	—
Balance at March 31	653,749	514,940	377,428	521,543
(1)  Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1	$(1,436)	$6	$(207)	$(1,636)
Other comprehensive income (loss) before reclassifications	(2)	(277)	(9)	16	(272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	11	11
Deferred taxes	—	—	1	(5)	(4)
Other comprehensive income (loss)	(2)	(277)	(8)	22	(265)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	(101)	(3)	8	(97)
Balance at March 31, 2020	$—	$(1,612)	$1	$(193)	$(1,804)

Baker Hughes Company 2020 First Quarter FORM 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(1,152)	$(1)	$(66)	$(1,219)
Other comprehensive income (loss) before reclassifications	2	166	5	(2)	171
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1	1
Deferred taxes	—	—	(1)	1	—
Other comprehensive income (loss)	2	166	4	—	172
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	84	2	—	87
Balance at March 31, 2019	$1	$(1,070)	$1	$(66)	$(1,134)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2020 represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).
NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of March 31, 2020 and December 31, 2019, GE owned approximately 36.6% and 36.7%, respectively, of BHH LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	March 31, 2020	December 31, 2019
GE's interest in BHH LLC	$6,392	$12,454
Other noncontrolling interests	123	116
Total noncontrolling interests	$6,515	$12,570

Baker Hughes Company 2020 First Quarter FORM 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Net income (loss)	$(16,098)	$71
Less: Net income (loss) attributable to noncontrolling interests	(5,888)	39
Net income (loss) attributable to Baker Hughes Company	$(10,210)	$32

Weighted average shares outstanding:
Class A basic	653	515
Class A diluted	653	516
Net income (loss) per share attributable to common stockholders:
Class A basic	$(15.64)	$0.06
Class A diluted	$(15.64)	$0.06
Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three months ended March 31, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
For the three months ended March 31, 2020 and 2019, Class A diluted shares include the dilutive impact of equity awards. For the three months ended March 31, 2020 and 2019, there were approximately eight million and six million options, respectively, that were excluded from our diluted EPS calculation because their effect is antidilutive. These options were outstanding but excluded from the calculation because the exercise price exceeded the average market price of the Class A common stock.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$61	$—	$61	$—	$58	$—	$58
Investment securities	2	—	187	189	24	—	259	283
Total assets	2	61	187	250	24	58	259	341

Liabilities
Derivatives	—	(36)	—	(36)	—	(27)	—	(27)
Total liabilities	$—	$(36)	$—	$(36)	$—	$(27)	$—	$(27)
There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2020.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2020	2019
Balance at January 1	$259	$288
Purchases	—	6
Proceeds at maturity	(69)	(6)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	(2)	2
Balance at March 31	$187	$290
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At March 31, 2020 and December 31, 2019, we held $50 million and $111 million, respectively, of these investment securities on behalf of GE.

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$187	$—	$—	$187	$257	$2	$—	$259
Equity securities (2)	2	—	—	2	24	—	—	24
Total	$189	$—	$—	$189	$281	$2	$—	$283
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within three years.
(2)Gains (losses) recorded to earnings related to these securities were $(13) million and $10 million for the three months ended March 31, 2020 and 2019, respectively.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at March 31, 2020 and December 31, 2019 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2020		December 31, 2019
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$1	$(1)	$11	$—

Derivatives not accounted for as hedges
Currency exchange contracts and other	60	(35)	47	(27)
Total derivatives	$61	$(36)	$58	$(27)
Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of March 31, 2020 and December 31, 2019, $60 million and $52 million of derivative assets are recorded in "All other current assets" and $1 million and $6 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of March 31, 2020 and December 31, 2019, $34 million and $24 million of derivative liabilities are recorded in "All other current liabilities" and $2 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2020	2019	2020	2019
Currency exchange contracts	$(9)	$5	$—	$—
We expect to transfer $2 million to earnings as a gain in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. Both at March 31, 2020 and December 31, 2019, the maximum term of derivative instruments that hedge forecast transactions was one year.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended March 31,
		2020	2019
Currency exchange contracts (1)	Cost of goods sold	$(8)	$3
Currency exchange contracts	Selling, general and administrative	65	(1)
Commodity derivatives	Cost of goods sold	(2)	2
Other derivatives	Other non-operating income, net	8	(1)
Total (2)		$63	$3
(1)Excludes gains of $7 million and losses of $2 million on embedded derivatives for the three months ended March 31, 2020 and 2019, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $5.5 billion and $5.7 billion at March 31, 2020 and December 31, 2019, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $1.2 billion and $1.8 billion at March 31, 2020 and December 31, 2019, respectively.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 19

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
OTHER EQUITY INVESTMENTS

As of March 31, 2020 and December 31, 2019, the carrying amount of equity securities without readily determinable fair values was $637 million.
As required under U.S. GAAP, we have discontinued applying the equity method on our investment in BJ Services as previous losses have reduced our investment to zero, and we have no requirements to advance any additional funds. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
NOTE 15. SEGMENT INFORMATION
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 20

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

	Three Months Ended March 31,
Segment revenue	2020	2019
Oilfield Services	$3,139	$2,986
Oilfield Equipment	712	735
Turbomachinery & Process Solutions	1,085	1,302
Digital Solutions	489	592
Total	$5,425	$5,615
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income, corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs, goodwill impairments and certain gains and losses not allocated to the operating segments.

	Three Months Ended March 31,
Segment income (loss) before income taxes	2020	2019
Oilfield Services	$206	$176
Oilfield Equipment	(8)	12
Turbomachinery & Process Solutions	134	118
Digital Solutions	29	68
Total segment	361	373
Corporate	(122)	(100)
Inventory impairment (1)	(160)	—
Goodwill impairment	(14,773)	—
Restructuring, impairment and other	(1,325)	(62)
Separation and merger related	(41)	(34)
Other non-operating income, net	25	21
Interest expense, net	(59)	(59)
Total	$(16,093)	$138
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Company 2020 First Quarter FORM 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets by segment:

Segment assets	March 31, 2020	December 31, 2019
Oilfield Services	$17,618	$30,611
Oilfield Equipment	3,933	7,645
Turbomachinery & Process Solutions	8,239	8,365
Digital Solutions	3,847	3,983
Total segment	33,637	50,604
Corporate and eliminations (1)	3,592	2,765
Total	$37,229	$53,369
(1) Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.
NOTE 16. RELATED PARTY TRANSACTIONS
GE is our largest shareholder and their interest in us was 36.6% as of March 31, 2020. On September 16, 2019, GE ceased to be our controlling shareholder when their ownership in us was reduced from approximately 50.3% to approximately 36.8% (the Trigger Date). Following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE is entitled to designate one person for nomination to our board of directors.
During 2018 and 2019, we entered into a Master Agreement and a series of related ancillary agreements with GE and BHH LLC (collectively, the Master Agreement Framework) designed to solidify the commercial and technological collaborations between us and GE and to facilitate our transition from operating as a controlled company. In particular, the Master Agreement Framework contemplated long-term agreements between us, BHH LLC and GE on technology, fulfillment and other key areas providing greater clarity to customers, employees and shareholders.
Also in 2019, we entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between us and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures.
RELATED PARTY TRANSACTIONS WITH GE
On July 3, 2017, we executed a promissory note with GE (which was amended and restated on July 31, 2019 in connection with the entry into the Omnibus Agreement referenced above) that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of March 31, 2020, of the $156 million due to GE, $106 million was held in the form of cash and $50 million was held in the form of investment securities. As of December 31, 2019, of the $273 million due to GE, $162 million was held in the form of cash and $111 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated statements of financial position.
We sold products and services to GE and its affiliates for $55 million and $81 million during the three months ended March 31, 2020 and 2019, respectively. Purchases from GE and its affiliates were $263 million and $451 million during the three months ended March 31, 2020 and 2019, respectively.
The Company has $448 million and $536 million of accounts payable at March 31, 2020 and December 31,

Baker Hughes Company 2020 First Quarter FORM 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
2019, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $462 million and $495 million of current receivables at March 31, 2020 and December 31, 2019, respectively, for goods and services provided to GE in the ordinary course of business.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 23

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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys fees. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 24

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
In March 2019, the Company received a document request from the United States Department of Justice (the “DOJ”) related to certain of the Company’s operations in Iraq and its dealings with Unaoil Limited and its affiliates. In December 2019, the Company received a similar document request from the Securities Exchange Commission (the "SEC"). The Company is cooperating with the DOJ and the SEC in connection with their requests and any related matters. In addition, the Company has agreed to toll any statute of limitations in connection with the matters subject to the DOJ’s document request.
On May 7, 2019, the Alaska District Attorney filed a Criminal Information against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., Baker Petrolite Corporation and a Baker Hughes employee alleging that individuals working at a Baker Petrolite Corporation chemical transfer facility in Kenai, Alaska were exposed to hazardous air emissions.  The Criminal Information charges six counts of Assault in the Third Degree, three counts of Assault in the Fourth Degree and Negligent Air Emissions.  On July 22, 2019, the six counts of Assault in the Third Degree were dismissed, with the Alaska Attorney General’s office indicating their intent to present those charges to the grand jury to obtain an indictment. On or around September 11, 2019, the grand jury issued an indictment on 25 counts, including 10 counts of Assault in the First Degree, 10 counts of Assault in the Second Degree, and 5 counts of Assault in the Third Degree. On or around December 3, 2019, the State agreed to dismiss the indictment against Baker Hughes Oilfield Operations, Inc. On April 9, 2020 the court granted the Company’s unopposed motion to dismiss the indictment for failure to present exculpatory evidence to the grand jury, thereby dismissing the indictments against Baker Hughes Incorporated, Baker Petrolite Corporation, and the Baker Hughes employee without prejudice.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 25

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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2020	2019
Balance at January 1	$220	$236
Provisions	2	3
Expenditures	(3)	(5)
Other	(2)	2
Balance at March 31	$217	$236
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. These off-balance sheet arrangements totaled approximately $4.1 billion at March 31, 2020. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 26

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
impose additional cost and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
During the three months ended March 31, 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we approved a plan of $1.8 billion (the 2020 Plan) primarily associated with rationalizing certain product lines and restructuring our business, which is designed to, among other things, right-size our operations for anticipated activity levels and market conditions. As a result, during the three months ended March 31, 2020, we recorded restructuring, impairment and other charges of $1,325 million and inventory impairments of $160 million. See "Note 4. Inventories" for further discussion. Almost all of the remaining charges associated with the 2020 Plan are expected to be recorded in the second or third quarter of 2020. These initiatives could generate additional charges in future periods as the 2020 Plan comes to completion.
RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended March 31,
	2020	2019
Oilfield Services	$296	$17
Oilfield Equipment	98	18
Turbomachinery & Process Solutions	8	19
Digital Solutions	24	3
Corporate	9	5
Total	$435	$62
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including plant closures and related expenses such as property, plant & equipment impairments and contract termination fees. Details of these charges are as follows:

	Three Months Ended March 31,
	2020	2019
Impairments of property, plant & equipment	$141	$9
Employee-related termination expenses	272	44
Contract termination fees	21	7
Other incremental costs	1	2
Total	$435	$62
OTHER
During the three months ended March 31, 2020, we recorded other charges totaling $890 million. These charges are comprised of intangible asset impairments of $601 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment and other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 67,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS).
We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments. Throughout the first quarter of 2020, the industry experienced multiple factors which drove expectations for global oil and gas related spending to be lower through 2020. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC)+ supply curtailments, and the associated increase in production, drove the global supply of hydrocarbons higher through the first quarter of 2020. As a result of both dynamics, prices for hydrocarbons declined 67% from peak prices within the quarter. In addition, while global gross domestic product (GDP) growth was impacted by COVID-19 during the first quarter of 2020, we expect GDP to decline globally in the second quarter of 2020 and for the total year 2020 as a result of the COVID-19 pandemic.
As a result, we expect oil and gas related markets will continue to experience significant volatility in 2020. Our goal through this downturn is to remain disciplined in allocating capital, focus on liquidity and cash preservation, and to preserve our investment grade rating while also maintaining our current dividend payout.
We are taking the necessary actions to right-size the business for expected activity levels. We approved a plan for restructuring and other actions totaling $1.8 billion, $1.5 billion of which was recorded in the first quarter of 2020. These charges are primarily related to the expected costs for reductions in work force, product line exits in certain geographies, and the write down of inventory and intangible assets. These actions are taking place across the business and our corporate functions as we align our workforce with expected activity levels. We expect cash expenditures from the restructuring plan to total approximately $500 million, and for the cash payback to be less than one year.
In addition, during the first quarter of 2020, our market capitalization declined significantly driven by the current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,773 million.
In the first quarter of 2020, we generated revenue of $5,425 million, compared to $5,615 million for the first quarter of 2019. The decline in revenue was primarily driven by COVID-19 related volume declines in DS, TPS, and OFE, partially offset by increased activity in OFS. Loss before income taxes was $16,093 million for the first quarter of 2020 which included a goodwill impairment of $14,773 million, restructuring, impairment and other charges of $1,325 million and inventory impairments of $160 million. We also estimate that the COVID-19 pandemic had a negative impact to our operating income of approximately $100 million. In the first quarter of 2019, income before income taxes was $138 million, which also included restructuring and impairment charges of $62 million.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 28

OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the volatile conditions in the industry. We expect the current weakness in oil and gas prices to persist for the rest of 2020 and expect economic conditions to begin to improve in the third quarter. In addition, we expect that some form of travel restrictions, strict social distancing, and health and safety protocols remain in place until the middle of the year and gradually begin to ease in the second half of the year.
•North America onshore activity: as a result of the significant decline in oil and gas prices, we expect U.S. drilling & completion spending to decline more than 50% versus 2019, as operators adjust budgets for the current oil price environment.
•International onshore activity: we expect spending outside of North America to decline over 10% versus 2019. We expect that the Middle East will remain most resilient in the current environment.
•Offshore projects: following a strong 2019, we expect significantly fewer offshore projects to reach positive final investment decisions in 2020, due to the economic uncertainty and lower oil and gas prices.
•Liquefied natural gas (LNG) projects: we remain optimistic on the LNG market long term, but expect fewer positive final investment decisions on LNG projects in 2020 than in 2019.
We have other segments in our portfolio that are more correlated with various industrial metrics, including GDP, such as our Digital Solutions segment. As a result of the economic uncertainty caused by COVID-19, we expect global GDP to contract in 2020. Overall, we believe our portfolio is well positioned to compete across the energy value chain and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the industry, but we are continuing to operate with flexibility given our expectations for volatility and changing activity levels in the near term.
While governments may change or discontinue incentives for renewable energy additions, in the long term, renewable energy cost declines may accelerate to compete with new-build fossil fuel capacity. However, we do not anticipate any significant impacts to our business in the foreseeable future.
Over time, we believe the world’s demand for energy will continue to rise, and the supply of energy will continue to increase in complexity, requiring greater service intensity and more advanced technology from oilfield service companies. As such, we remain focused on delivering innovative, cost-efficient solutions that deliver step changes in operating and economic performance for our customers.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 29

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Brent oil price ($/Bbl) (1)	$50.27	$63.10
WTI oil price ($/Bbl) (2)	45.34	54.82
Natural gas price ($/mmBtu) (3)	1.90	2.92
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased during the quarter, ranging from a low of $14.85/Bbl in March 2020 to a high of $70.25/Bbl in January 2020. For the three months ended March 31, 2020, Brent oil prices averaged $50.27/Bbl, which represented a decrease of $12.83/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased during the quarter. Overall, WTI oil prices ranged from a low of $14.10/Bbl in March 2020 to a high of $63.27/Bbl in January 2020. For the three months ended March 31, 2020, WTI oil prices averaged $45.34/Bbl, which represented a decrease of $9.48/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $1.90/mmBtu in the first quarter of 2020, representing a 35% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $1.65/mmBtu in March 2020 to a high of $2.17/mmBtu in January 2020.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 30

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019	% Change
North America	981	1,226	(20)%
International	1,074	1,028	4%
Worldwide	2,055	2,254	(9)%
Overall rig count was 2,055 for the first quarter of 2020, a decrease of 9% as compared to the same period last year due primarily to declines in North America activity. Internationally, the rig count increased 4% and the rig count in North America decreased 20% when compared to the same period last year. Excluding Ukraine, the international rig count was up 1% when compared to the same period last year.
Within North America, the decrease was primarily driven by the U.S. rig count, which was down 25% on average when compared to the same period last year, partially offset by an increase in the Canada rig count, which was up 7% on average when compared to the same period last year. Internationally, the improvement in the rig count was driven by increases in the Europe region of 38%, primarily related to the addition of Ukraine during the second quarter of 2019, partially offset by the Latin America region which was down by 11%.
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
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs, and certain gains and losses not allocated to the operating segments.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 31

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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2020, we recognized orders of $5.5 billion, a decrease of $0.2 billion, or 3%, from the three months ended March 31, 2019. Service orders were down 2% and equipment orders were down 4%. The decline in orders was driven by Oilfield Equipment and Digital Solutions, partially offset by year-over-year growth in Oilfield Services and Turbomachinery & Process Solutions.
Remaining Performance Obligations (RPO): As of March 31, 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.7 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended March 31,		$ Change
	2020	2019
Revenue:
Oilfield Services	$3,139	$2,986	$153
Oilfield Equipment	712	735	(23)
Turbomachinery & Process Solutions	1,085	1,302	(217)
Digital Solutions	489	592	(103)
Total	$5,425	$5,615	$(190)

Baker Hughes Company 2020 First Quarter FORM 10-Q | 32

	Three Months Ended March 31,		$ Change
	2020	2019
Segment operating income (loss):
Oilfield Services	$206	$176	$30
Oilfield Equipment	(8)	12	(20)
Turbomachinery & Process Solutions	134	118	16
Digital Solutions	29	68	(39)
Total segment operating income	361	373	(12)
Corporate	(122)	(100)	(22)
Inventory impairment	(160)	—	(160)
Goodwill impairment	(14,773)	—	(14,773)
Restructuring, impairment and other	(1,325)	(62)	(1,263)
Separation and merger related	(41)	(34)	(7)
Operating income (loss)	(16,059)	176	(16,237)
Other non-operating income, net	25	21	4
Interest expense, net	(59)	(59)	—
Income (loss) before income taxes	(16,093)	138	(16,231)
Provision for income taxes	(5)	(67)	62
Net income (loss)	$(16,098)	$71	$(16,169)
Segment Revenues and Segment Operating Income (Loss)
First Quarter of 2020 Compared to the First Quarter of 2019
Revenue decreased $190 million, or 3%, primarily driven by lower volume in Turbomachinery & Process Solutions and Digital Solutions. Turbomachinery & Process Solutions decreased $217 million, Digital Solutions decreased $103 million, Oilfield Equipment decreased $23 million, partially offset by Oilfield Services which increased $153 million.
Total segment operating income decreased $12 million. The decline was driven by Digital Solutions which decreased $39 million and Oilfield Equipment which decreased $20 million, partially offset by Oilfield Services which increased $30 million and Turbomachinery & Process Solutions which increased $16 million.
Oilfield Services
Oilfield Services revenue increased $153 million, or 5%, in the first quarter of 2020 compared to the first quarter of 2019, as a result of increased international activity. International revenue was $2,121 million in the first quarter of 2020, an increase of $291 million from the first quarter of 2019. North America revenue was $1,018 million in the first quarter of 2020, a decrease of $138 million from the first quarter of 2019.
Oilfield Services segment operating income was $206 million in the first quarter of 2020 compared to $176 million in the first quarter of 2019, primarily driven by higher volume and increased cost productivity, partially offset by the impact of COVID-19.
Oilfield Equipment
Oilfield Equipment revenue decreased $23 million, or 3%, in the first quarter of 2020 compared to the first quarter of 2019. The decline was driven by lower volume in the surface pressure control and services businesses, related to the impact of COVID-19 pandemic. These decreases were partially offset by higher volume in the subsea production systems and flexible pipe businesses.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 33

Oilfield Equipment segment operating loss was $8 million in the first quarter of 2020 compared to segment operating income of $12 million in the first quarter of 2019. The decline in income was driven primarily by supply-chain and mobility related delays from COVID-19, lower volume due to seasonality and lower cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,085 million decreased $217 million, or 17%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease was driven by lower equipment and services revenue as well as business dispositions, partially offset by higher installations and higher revenues in the flow and process technologies business. Equipment revenue in the quarter represented 32%, and service revenue represented 68% of total segment revenue. Equipment revenue was down 24% year-over-year, driven by supply chain delays primarily related to COVID-19. Service revenue was down 13% compared to the prior year due to COVID-19 mobility related delays.
Turbomachinery & Process Solutions segment operating income was $134 million in the first quarter of 2020 compared to $118 million in the first quarter of 2019. The increase in profitability was driven primarily by increased cost productivity and business mix, partially offset by lower volume driven by COVID-19.
Digital Solutions
Digital Solutions revenue decreased $103 million, or 17%, in the first quarter of 2020 compared to the first quarter of 2019, due to volume declines in most segments, primarily related to COVID-19 impacts as a significant portion of both the customer base and supply chain was offline during the quarter.
Digital Solutions segment operating income was $29 million in the first quarter of 2020 compared to $68 million in the first quarter of 2019. The decrease in profitability was driven by lower volumes related to COVID-19.
Goodwill Impairment
During the first quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we concluded that a triggering event occurred and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,773 million.
Restructuring, Impairment and Other
In the first quarter of 2020, we recognized $1,325 million in restructuring, impairment and other items, compared to $62 million in the first quarter of 2019. The charges in the first quarter of 2020 primarily relate to product line rationalization and headcount reductions in certain geographical locations to align our workforce with expected activity levels and market conditions.
Separation and Merger Related
For the first quarter of 2020, we incurred separation and merger related costs of $41 million, an increase of $7 million from the first quarter of 2019. Costs in the first quarter of 2020 primarily relate to the ongoing activities for the separation from GE.
Interest Expense, Net
For the first quarter of 2020, we incurred interest expense, net of interest income, of $59 million, flat in comparison to the first quarter of 2019.
Income Taxes
For the three months ended March 31, 2020, income tax expense was $5 million compared to a tax expense of $67 million for the prior year period. The difference between the U.S. statutory tax rate of 21% and the current

Baker Hughes Company 2020 First Quarter FORM 10-Q | 34

effective tax rate is primarily related to non-deductible goodwill impairment and losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during the quarter, we continue to maintain solid financial strength and liquidity. At March 31, 2020, we had cash and cash equivalents of $3.0 billion compared to $3.2 billion at December 31, 2019. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At both March 31, 2020 and December 31, 2019, we had no borrowings outstanding under the revolving credit facility, the commercial paper program, or our uncommitted lines of credit. Our next debt maturity is December 2022.
Cash and cash equivalents includes $106 million and $162 million of cash held on behalf of GE at March 31, 2020 and December 31, 2019, respectively.
Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $0.5 billion and $0.4 billion while our foreign subsidiaries held approximately $2.4 billion and $2.7 billion of our cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively. A substantial portion of the cash held by foreign subsidiaries at March 31, 2020 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
We have a $3 billion committed unsecured revolving credit facility (the 2019 Credit Agreement) with commercial banks maturing in December 2024. The 2019 Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the 2019 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2019 Credit Agreement and other customary defaults. No such events of default have occurred. In addition, we have a commercial paper program under which we may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. At March 31, 2020, we were in compliance with all debt covenants.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by the COVID-19 pandemic or the significant decline in oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the three months ended March 31, 2020, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 35

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2020	2019
Operating activities	$478	$(184)
Investing activities	(318)	(256)
Financing activities	(327)	(232)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $478 million and used cash of $184 million for the three months ended March 31, 2020 and 2019, respectively.
For the three months ended March 31, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization and impairments) and working capital, which includes contract and other deferred assets. Net working capital generation was $183 million for the three months ended March 31, 2020, mainly due to positive customer progress collections and receivables, partially offset by higher inventory to deliver the volume for TPS equipment contracts in the second half of the year. We also had restructuring and GE separation related payments of $82 million in the three months ended March 31, 2020.
For the three months ended March 31, 2019, operating cash outflows were primarily driven by our working capital needs, annual payments associated with employee compensation, and cash payments for restructuring and separation related costs. Net working capital was $394 million usage in the three months ended March 31, 2019, mainly due to higher trade receivables and inventory to support expected volume growth. We also had restructuring and GE separation related payments of approximately $81 million during the quarter.
Investing Activities
Cash flows from investing activities used cash of $318 million and $256 million for the three months ended March 31, 2020 and 2019, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $365 million and $294 million for the three months ended March 31, 2020 and 2019, respectively. Proceeds from the sale of property, plant and equipment were $40 million and $59 million for the three months ended March 31, 2020 and 2019, respectively.
Financing Activities
Cash flows from financing activities used cash of $327 million and $232 million for the three months ended March 31, 2020 and 2019, respectively.
We had net repayments of debt and other borrowings of $115 million and $48 million for the three months ended March 31, 2020 and 2019, respectively. We paid dividends of $118 million to our Class A shareholders, and we made a distribution of $68 million to GE in the three months ended March 31, 2020. We paid dividends of $93 million to our Class A shareholders, and we made a distribution of $94 million to GE in the three months ended March 31, 2019.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 36

Cash Requirements
For the remainder of 2020, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, the Company has updated its plan for 2020 net capital expenditures, which are now expected to be down over 20% compared to 2019 net capital expenditures. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. Also due to market conditions, and various COVID-19 related incentives enacted globally, we currently anticipate making income tax payments in the range of $350 million to $450 million in 2020.
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
In December 2017, BHH LLC and Baker Hughes Co-Obligor, Inc. filed a shelf registration statement on Form S-3 with the SEC to have the ability to sell up to $3 billion in debt securities in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any debt securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in December 2020.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of March 31, 2020, 19% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2019, 19% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 82% of the total cash balance as of March 31, 2020. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Supply chain finance programs: Under supply chain finance programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. These liabilities continue to be presented as accounts payable in our consolidated statements of financial position and reflected as cash flow from operating activities when settled.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 37

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A contained herein, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2019 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2019 Annual Report. Our exposure to market risk has not changed materially since December 31, 2019.
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

Baker Hughes Company 2020 First Quarter FORM 10-Q | 38

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2019 Annual Report and Note 20 of the Notes to Consolidated and Combined Financial Statements included in Item 8 of our 2019 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, in addition to the risk factors contained in the 2019 Annual Report, the Company and its operations are subject to the following risk factor:
The current global spread of the COVID-19 virus has and is likely to continue to materially and adversely affect our results of operations, cash flows and financial condition for an indeterminate amount of time.
The markets have experienced a decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 pandemic. As demand for our products and services declines, the utilization of our assets and the prices we are able to charge our customers for our products and services could decline. The continued spread of COVID-19 or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our results of operations, cash flows, and financial condition.
In addition, the continued spread of the COVID-19 virus, or similar pandemic, and the continuation of the measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures, which would have a material adverse effect on our results of operations, cash flows, and financial condition.
Our restructuring activities may not achieve the results we expect, and those activities could increase, which could materially and adversely affect our results of operations, cash flows, and financial condition.
The restructuring charges we have taken and impairment calculations we have performed are based on current market conditions, including the trading price of our common shares. There is no assurance that our restructuring plans will be successful and achieve the expected results. In addition, continued deterioration of market conditions, whether due to the continued spread of COVID-19 or other events could result in further restructuring costs and impairments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1-31, 2020	1,249,222	$22.88	—	$18,690,655
February 1-29, 2020	20,137	$23.98	—	$18,690,655
March 1-31, 2020	30,096	$22.23	—	$18,690,655
Total	1,299,455	$22.88	—

(1)Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.
(2)Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.

Baker Hughes Company 2020 First Quarter FORM 10-Q | 39

(3)We did not repurchase any shares of Class A common stock in the first quarter of 2020. At March 31, 2020, the stock repurchase program has been substantially completed.
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

10.1*+	Baker Hughes Company Form of Director and Officer Indemnification Agreement dated March 18, 2020.
10.2	Amended and Restated Limited Liability Company Agreement of Baker Hughes Holdings LLC (formerly known as Baker Hughes, a GE company, LLC) dated as of April 15, 2020.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

Baker Hughes Company 2020 First Quarter FORM 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	April 24, 2020	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	April 24, 2020	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Company 2020 First Quarter FORM 10-Q | 41