Form 10-Q
period 2020-06-30
Baker Hughes Co
filed 2020-07-24
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐ No ☑
As of July 17, 2020, the registrant had outstanding 656,325,178 shares of Class A Common Stock, $0.0001 par value per share and 377,427,844 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2020 Second Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenue:
Sales of goods	$2,868	$3,346	$5,949	$6,547
Sales of services	1,868	2,648	4,211	5,061
Total revenue	4,736	5,994	10,160	11,608

Costs and expenses:
Cost of goods sold	2,531	2,937	5,376	5,746
Cost of services sold	1,527	1,995	3,351	3,825
Selling, general and administrative	590	701	1,265	1,404
Goodwill impairment	—	—	14,773	—
Restructuring, impairment and other	103	50	1,429	112
Separation related	37	40	77	74
Total costs and expenses	4,788	5,723	26,271	11,161
Operating income (loss)	(52)	271	(16,111)	447
Other non-operating loss, net	(255)	(131)	(230)	(110)
Interest expense, net	(69)	(56)	(128)	(115)
Income (loss) before income taxes	(376)	84	(16,469)	222
Benefit (provision) for income taxes	21	(95)	16	(162)
Net income (loss)	(355)	(11)	(16,453)	60
Less: Net income (loss) attributable to noncontrolling interests	(154)	(2)	(6,042)	37
Net income (loss) attributable to Baker Hughes Company	$(201)	$(9)	$(10,411)	$23

Per share amounts:
Basic and diluted earnings (loss) per Class A common stock	$(0.31)	$(0.02)	$(15.92)	$0.04

Cash dividend per Class A common stock	$0.18	$0.18	$0.36	$0.36
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(355)	$(11)	$(16,453)	$60
Less: Net income (loss) attributable to noncontrolling interests	(154)	(2)	(6,042)	37
Net income (loss) attributable to Baker Hughes Company	(201)	(9)	(10,411)	23
Other comprehensive income (loss):
Investment securities	—	(1)	(2)	1
Foreign currency translation adjustments	52	(139)	(225)	27
Cash flow hedges	—	(3)	(8)	1
Benefit plans	8	(13)	30	(13)
Other comprehensive income (loss)	60	(156)	(205)	16
Less: Other comprehensive income (loss) attributable to noncontrolling interests	21	(78)	(76)	9
Other comprehensive income (loss) attributable to Baker Hughes Company	39	(78)	(129)	7
Comprehensive income (loss)	(295)	(167)	(16,658)	76
Less: Comprehensive income (loss) attributable to noncontrolling interests	(133)	(80)	(6,118)	46
Comprehensive income (loss) attributable to Baker Hughes Company	$(162)	$(87)	$(10,540)	$30
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (1)	$4,132	$3,249
Current receivables, net	5,636	6,416
Inventories, net	4,616	4,608
All other current assets	1,118	949
Total current assets	15,502	15,222
Property, plant and equipment (net of accumulated depreciation of $4,550 and $4,384)	5,710	6,240
Goodwill	5,868	20,690
Other intangible assets, net	4,416	5,381
Contract and other deferred assets	1,875	1,881
All other assets	2,978	3,001
Deferred income taxes	1,174	954
Total assets (1)	$37,523	$53,369
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,628	$4,268
Short-term debt and current portion of long-term debt (1)	934	321
Progress collections and deferred income	3,507	2,870
All other current liabilities	2,498	2,555
Total current liabilities	10,567	10,014
Long-term debt	6,766	6,301
Deferred income taxes	177	51
Liabilities for pensions and other postretirement benefits	1,059	1,079
All other liabilities	1,389	1,425
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 655 and 650 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 377 and 377 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Capital in excess of par value	23,432	23,565
Retained loss	(10,413)	—
Accumulated other comprehensive loss	(1,765)	(1,636)
Baker Hughes Company equity	11,254	21,929
Noncontrolling interests	6,311	12,570
Total equity	17,565	34,499
Total liabilities and equity	$37,523	$53,369
(1)Total assets include $129 million and $273 million of assets held on behalf of General Electric Company, of which $100 million and $162 million is cash and cash equivalents and $29 million and $111 million is investment securities at June 30, 2020 and December 31, 2019, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$—	$23,565	$—	$(1,636)	$12,570	$34,499
Comprehensive income (loss):
Net loss			(10,411)		(6,042)	(16,453)
Other comprehensive loss				(129)	(76)	(205)
Dividends on Class A common stock ($0.36 per share)		(236)				(236)
Distributions to GE					(136)	(136)
Stock-based compensation cost		112				112
Other		(9)	(2)		(5)	(16)
Balance at June 30, 2020	$—	$23,432	$(10,413)	$(1,765)	$6,311	$17,565

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2020	$—	$23,486	$(10,212)	$(1,804)	$6,515	$17,985
Comprehensive income (loss):
Net loss			(201)		(154)	(355)
Other comprehensive income				39	21	60
Dividends on Class A common stock ($0.18 per share)		(118)				(118)
Distributions to GE					(68)	(68)
Stock-based compensation cost		56				56
Other		8			(3)	5
Balance at June 30, 2020	$—	$23,432	$(10,413)	$(1,765)	$6,311	$17,565
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$—	$18,659	$25	$(1,219)	$17,548	$35,013
Comprehensive income:
Net income			23		37	60
Other comprehensive income				7	9	16
Dividends on Class A common stock ($0.36 per share)		(127)	(58)			(185)
Distributions to GE					(188)	(188)
Stock-based compensation cost		87				87
Other		49	1	(59)	(13)	(22)
Balance at June 30, 2019	$—	$18,668	$(9)	$(1,271)	$17,393	$34,781

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2019	$—	$18,646	$—	$(1,134)	$17,574	$35,086
Comprehensive loss:
Net loss			(9)		(2)	(11)
Other comprehensive loss				(78)	(78)	(156)
Dividends on Class A common stock ($0.18 per share)		(93)				(93)
Distributions to GE					(94)	(94)
Stock-based compensation cost		46				46
Other		69		(59)	(7)	3
Balance at June 30, 2019	$—	$18,668	$(9)	$(1,271)	$17,393	$34,781
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(16,453)	$60
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	694	709
Goodwill impairment	14,773	—
Intangible assets impairment	725	—
Property, plant and equipment impairment	226	—
Inventory impairment	176	—
Loss on sale of business	228	—
Changes in operating assets and liabilities:
Current receivables	598	(227)
Inventories	(275)	(303)
Accounts payable	(490)	46
Progress collections and deferred income	593	422
Contract and other deferred assets	(38)	(29)
Other operating items, net	(49)	(269)
Net cash flows from operating activities	708	409
Cash flows from investing activities:
Expenditures for capital assets	(602)	(594)
Proceeds from disposal of assets	109	121
Other investing items, net	56	(90)
Net cash flows used in investing activities	(437)	(563)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(149)	(66)
Proceeds from issuance of commercial paper	737	—
Proceeds from issuance of long-term debt	500	—
Dividends paid	(236)	(185)
Distributions to GE	(136)	(188)
Other financing items, net	(21)	12
Net cash flows from (used in) financing activities	695	(427)
Effect of currency exchange rate changes on cash and cash equivalents	(83)	(4)
Increase (decrease) in cash and cash equivalents	883	(585)
Cash and cash equivalents, beginning of period	3,249	3,723
Cash and cash equivalents, end of period	$4,132	$3,138
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$211	$183
Interest paid	$141	$137
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or, our) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. The Company was formed as the result of a combination between Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE) (the Transactions).
We are a holding company and have no material assets other than our 63.5% ownership interest in Baker Hughes Holdings LLC (BHH LLC, formerly known as Baker Hughes, a GE company, LLC), the Baker Hughes trade name, and certain intercompany and tax related balances. BHH LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
We hold a majority economic interest in BHH LLC and conduct and exercise full control over all activities of BHH LLC without the approval of any other member. Accordingly, we consolidate the financial results of BHH LLC and report a noncontrolling interest in our condensed consolidated financial statements for the economic interest held by GE. As of June 30, 2020, GE's interest in us was 36.5%.
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
In the Company's financial statements and notes, certain amounts have been reclassified to conform to the current year presentation. In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
Separation related costs as reflected in our condensed consolidated statements of income (loss) include costs incurred in connection with the ongoing activities related to our separation from GE. See "Note 16. Related Party Transactions" for further information.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2019 Annual Report for the discussion of our significant accounting policies. Please refer to the "New Accounting Standards Adopted" section of this Note for changes to our accounting policies.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Cash and Cash Equivalents
As of June 30, 2020 and December 31, 2019, we had $835 million and $1,102 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $89 million and $142 million, as of June 30, 2020 and December 31, 2019, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $100 million and $162 million of cash at June 30, 2020 and December 31, 2019, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
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
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2020	2019	2020	2019
U.S.	$983	$1,616	$2,298	$3,121
Non-U.S.	3,753	4,378	7,862	8,487
Total	$4,736	$5,994	$10,160	$11,608

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2020 and 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.9 billion and $20.6 billion, respectively. As of June 30, 2020, we expect to recognize revenue of approximately 52%, 67% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2020	December 31, 2019
Customer receivables	$4,598	$5,448
Related parties	521	495
Other	858	796
Total current receivables	5,977	6,739
Less: Allowance for credit losses	(341)	(323)
Total current receivables, net	$5,636	$6,416
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, other tax receivables, customer retentions and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $421 million and $429 million as of June 30, 2020 and December 31, 2019, respectively, are comprised of the following:

	June 30, 2020	December 31, 2019
Finished goods	$2,509	$2,546
Work in process and raw materials	2,107	2,062
Total inventories, net	$4,616	$4,608
During the three and six months ended June 30, 2020, we recorded inventory impairments of $16 million, predominantly in our Oilfield Equipment segment, and $176 million, predominantly in our Oilfield Services segment, respectively, as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2018, gross	$15,676	$4,177	$2,186	$2,432	$24,471
Accumulated impairment at December 31, 2018	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2018	13,043	3,310	2,186	2,178	20,717
Currency exchange and others	—	9	(15)	(21)	(27)
Balance at December 31, 2019	13,043	3,319	2,171	2,157	20,690
Impairment	(11,484)	(3,289)	—	—	(14,773)
Currency exchange and others	(23)	(22)	—	(4)	(49)
Balance at June 30, 2020	$1,536	$8	$2,171	$2,153	$5,868
During the third quarter of each fiscal year, in conjunction with our annual strategic planning process, we perform our annual goodwill impairment test for each of our reporting units. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying value. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 10

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
Based upon the results of our interim quantitative impairment test performed during the first quarter of 2020, we concluded that the carrying value of the Oilfield Services (OFS) and Oilfield Equipment (OFE) reporting units exceeded their estimated fair value as of the testing date, which resulted in goodwill impairment charges of $11,484 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value. As of March 31, 2020, the carrying value of our OFS and OFE reporting units equal their fair value upon completion of the goodwill impairment test whereas our other reporting units still maintain a headroom that is substantially in excess of their carrying values.
During the second quarter of 2020, we conducted a review to assess whether indicators of impairment existed. As a result of this review, we concluded that no indicators existed that would make management believe it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships (1)	$2,230	$(854)	$1,376	$3,027	$(1,045)	$1,982
Technology (1)	1,032	(630)	402	1,075	(626)	449
Trade names and trademarks (1)	324	(174)	150	696	(254)	442
Capitalized software (1)	1,205	(958)	247	1,193	(928)	265
Other	1	(1)	—	3	(2)	1
Finite-lived intangible assets	4,792	(2,617)	2,175	5,994	(2,855)	3,139
Indefinite-lived intangible assets	2,241	—	2,241	2,242	—	2,242
Total intangible assets	$7,033	$(2,617)	$4,416	$8,236	$(2,855)	$5,381
(1)During the three months ended June 30, 2020, there were no intangible asset impairments. During the six months ended June 30, 2020, we recorded intangible asset impairments to customer relationships of $476 million, technology of $8 million, trade names and trademarks of $236 million, and capitalized software of $3 million. See "Note 18. Restructuring, Impairment and Other" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended June 30, 2020 and 2019 was $72 million and $97 million, respectively, and $156 million and $193 million for the six months ended June 30, 2020 and 2019, respectively.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2020 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2020	$143
2021	237
2022	197
2023	183
2024	167
2025	134

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	June 30, 2020	December 31, 2019
Long-term product service agreements	$638	$603
Long-term equipment contracts (1)	1,070	1,097
Contract assets (total revenue in excess of billings)	1,708	1,700
Deferred inventory costs	125	130
Non-recurring engineering costs	42	51
Contract and other deferred assets	$1,875	$1,881
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended June 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $24 million and $14 million, respectively, and $30 million and $21 million during the six months ended June 30, 2020 and 2019, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2020	December 31, 2019
Progress collections	$3,382	$2,760
Deferred income	125	110
Progress collections and deferred income (contract liabilities)	$3,507	$2,870
Revenue recognized during the three months ended June 30, 2020 and 2019 that was included in the contract liabilities at the beginning of the period was $403 million and $295 million, respectively, and $813 million and $848 million during the six months ended June 30, 2020 and 2019, respectively.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2020	2019	2020	2019
Long-term fixed lease	$70	$60	$142	$108
Long-term variable lease	9	13	20	24
Short-term lease (1)	119	177	280	342
Total operating lease expense	$198	$250	$442	$474
(1)Leases with a term of one year or less, including leases with a term of one month or less
Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2020 and 2019. The weighted-average remaining lease term as of June 30, 2020 and 2019 was approximately eight years and nine years, respectively, for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2020 and 2019 was 3.8% and 4.4%, respectively.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	June 30, 2020	December 31, 2019
Short-term borrowings
Commercial paper	$750	$—
Short-term borrowings from GE	129	273
Other borrowings	55	48
Total short-term borrowings	934	321

Long-term borrowings
2.773% Senior Notes due December 2022	1,247	1,246
8.55% Debentures due June 2024	125	127
3.337% Senior Notes due December 2027	1,344	1,343
6.875% Notes due January 2029	286	289
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	496	—
5.125% Senior Notes due September 2040	1,299	1,301
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	110	136
Total long-term borrowings	6,766	6,301
Total borrowings	$7,700	$6,622
On May 1, 2020, BHH LLC issued $500 million aggregate principal amount of 4.486% Senior Notes due May 1, 2030. We will pay interest on the notes each May 1 and November 1, beginning on November 1, 2020. These Senior Notes are presented net of issuance costs of $4 million in our condensed consolidated statements of financial position.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
We have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. During the second quarter of 2020, we increased our commercial paper program from $3 billion to approximately $3.8 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2020, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,656 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2020, we were in compliance with all debt covenants.
The estimated fair value of total borrowings at June 30, 2020 and December 31, 2019 was $8,171 million and $6,847 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
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
The components of net periodic cost of plans sponsored by us are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$7	$6	$14	$10
Interest cost	20	22	40	41
Expected return on plan assets	(31)	(30)	(62)	(55)
Amortization of net actuarial loss	8	5	16	9
Curtailment loss	—	7	—	7
Net periodic cost	$4	$10	$8	$12
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating loss in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the three months ended June 30, 2020, income tax benefit was $21 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

For the six months ended June 30, 2020, income tax benefit was $16 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses, and losses with no tax benefit due to valuation allowances.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including allowing net operating losses originating in 2018, 2019 or 2020 to be carried back up to five years. During the three months ended June 30, 2020, we elected to carry back losses to 2014 and accordingly recognized a $75 million tax benefit.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding as of June 30, 2020 is 655 million and 377 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHH LLC Units (LLC Units) to receive distributions on an equal amount of any dividend paid by the Company.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2020	2019	2020	2019
Balance at January 1	650,065	513,399	377,428	521,543
Issue of shares upon vesting of restricted stock units (1)	3,107	1,433	—	—
Issue of shares on exercises of stock options (1)	5	190	—	—
Issue of shares for employee stock purchase plan	2,279	601	—	—
Balance at June 30	655,456	515,624	377,428	521,543
(1)  Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1	$(1,436)	$6	$(207)	$(1,636)
Other comprehensive income (loss) before reclassifications	(2)	(225)	(9)	14	(222)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	21	21
Deferred taxes	—	—	1	(5)	(4)
Other comprehensive income (loss)	(2)	(225)	(8)	30	(205)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	(83)	(3)	11	(76)
Balance at June 30, 2020	$—	$(1,578)	$1	$(188)	$(1,765)

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(1,152)	$(1)	$(66)	$(1,219)
Other comprehensive income (loss) before reclassifications	1	27	1	(27)	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	14	14
Deferred taxes	—	—	—	—	—
Other comprehensive income (loss)	1	27	1	(13)	16
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	14	1	(7)	9
Less: Other adjustments	—	—	—	59	59
Balance at June 30, 2019	$—	$(1,139)	$(1)	$(131)	$(1,271)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2020 and 2019 represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).
NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of June 30, 2020 and December 31, 2019, GE owned approximately 36.5% and 36.7%, respectively, of BHH LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	June 30, 2020	December 31, 2019
GE's interest in BHH LLC	$6,185	$12,454
Other noncontrolling interests	126	116
Total noncontrolling interests	$6,311	$12,570

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$(355)	$(11)	$(16,453)	$60
Less: Net income (loss) attributable to noncontrolling interests	(154)	(2)	(6,042)	37
Net income (loss) attributable to Baker Hughes Company	$(201)	$(9)	$(10,411)	$23

Weighted average shares outstanding:
Class A basic	655	515	654	515
Class A diluted	655	515	654	516
Net income (loss) per share attributable to common stockholders:
Class A basic & diluted	$(0.31)	$(0.02)	$(15.92)	$0.04
Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three and six months ended June 30, 2020 and 2019, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
For the three and six months ended June 30, 2020 and for the three months ended June 30, 2019, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive. For the six months ended June 30, 2019, Class A diluted shares include the dilutive impact of equity awards except for approximately six million options that were excluded because the exercise price exceeded the average market price of the Class A common stock and is therefore antidilutive.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$69	$—	$69	$—	$58	$—	$58
Investment securities	2	—	139	141	24	—	259	283
Total assets	2	69	139	210	24	58	259	341

Liabilities
Derivatives	—	(43)	—	(43)	—	(27)	—	(27)
Total liabilities	$—	$(43)	$—	$(43)	$—	$(27)	$—	$(27)
There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2020.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2020	2019
Balance at January 1	$259	$288
Purchases	—	7
Proceeds at maturity	(118)	(31)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	(2)	1
Balance at June 30	$139	$265
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At June 30, 2020 and December 31, 2019, we held $29 million and $111 million, respectively, of these investment securities on behalf of GE.

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$139	$—	$—	$139	$257	$2	$—	$259
Equity securities (2)	2	—	—	2	24	—	—	24
Total	$141	$—	$—	$141	$281	$2	$—	$283
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within two years.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
(2)Gains (losses) recorded to earnings related to these securities were nil and $(9) million for the three months ended June 30, 2020 and 2019, respectively, and $(13) million and $1 million for the six months ended June 30, 2020 and 2019, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at June 30, 2020 and December 31, 2019 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2020		December 31, 2019
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$1	$—	$11	$—

Derivatives not accounted for as hedges
Currency exchange contracts and other	68	(42)	47	(27)
Total derivatives	$69	$(42)	$58	$(27)
Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of June 30, 2020 and December 31, 2019, $64 million and $52 million of derivative assets are recorded in "All other current assets" and $5 million and $6 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of June 30, 2020 and December 31, 2019, $39 million and $24 million of derivative liabilities are recorded in "All other current liabilities" and $3 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes our hedging instrument activity for currency exchange contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) recognized in AOCI	$—	$(4)	$(9)	$1
Gain (loss) reclassified from AOCI to earnings	—	—	—	—
We expect to transfer $2 million to earnings as a gain in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. Both at June 30, 2020 and December 31, 2019, the maximum term of derivative instruments that hedge forecast transactions was one year.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Currency exchange contracts (1)	Cost of goods sold	$(7)	$(8)	$(15)	$(5)
Currency exchange contracts	Selling, general and administrative	13	(3)	78	(4)
Commodity derivatives	Cost of goods sold	1	(2)	(1)	—
Other derivatives	Other non-operating loss, net	—	3	8	2
Total (2)		$7	$(10)	$70	$(7)
(1)Excludes losses of $2 million and gains of $2 million on embedded derivatives for the three months ended June 30, 2020 and 2019, respectively, and gains of $5 million and nil during the six months ended June 30, 2020 and 2019, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $6.9 billion and $5.7 billion at June 30, 2020 and December 31, 2019, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent amounts exchanged by us and the counterparties, and thus are not reflective of the cash requirements related to these derivative instruments or of any other possible exposure.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 20

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
OTHER EQUITY INVESTMENTS

As of June 30, 2020 and December 31, 2019, the carrying amount of equity securities without readily determinable fair values was $637 million.
During 2018, we discontinued applying the equity method on our investment in BJ Services, as required under U.S. GAAP, as previous losses had reduced our investment to zero, and we have no requirements to advance any additional funds.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 21

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2020	2019	2020	2019
Oilfield Services	$2,411	$3,263	$5,550	$6,249
Oilfield Equipment	696	693	1,407	1,428
Turbomachinery & Process Solutions	1,161	1,405	2,246	2,707
Digital Solutions	468	632	957	1,224
Total	$4,736	$5,994	$10,160	$11,608
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating loss, corporate expenses, restructuring, impairment and other charges, inventory impairments, separation related costs, goodwill impairments and certain gains and losses not allocated to the operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment income (loss) before income taxes	2020	2019	2020	2019
Oilfield Services	$46	$233	$252	$409
Oilfield Equipment	(14)	14	(23)	26
Turbomachinery & Process Solutions	149	135	283	253
Digital Solutions	41	84	71	152
Total segment	221	466	583	839
Corporate	(117)	(105)	(239)	(205)
Inventory impairment (1)	(16)	—	(176)	—
Goodwill impairment	—	—	(14,773)	—
Restructuring, impairment and other	(103)	(50)	(1,429)	(112)
Separation related	(37)	(40)	(77)	(74)
Other non-operating loss, net	(255)	(131)	(230)	(110)
Interest expense, net	(69)	(56)	(128)	(115)
Total	$(376)	$84	$(16,469)	$222
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets by segment:

Segment assets	June 30, 2020	December 31, 2019
Oilfield Services	$16,471	$30,611
Oilfield Equipment	3,780	7,645
Turbomachinery & Process Solutions	8,302	8,365
Digital Solutions	3,758	3,983
Total segment	32,311	50,604
Corporate and eliminations (1)	5,212	2,765
Total	$37,523	$53,369
(1) Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.
NOTE 16. RELATED PARTY TRANSACTIONS
GE is our largest shareholder and their interest in us was 36.5% as of June 30, 2020. On September 16, 2019, GE ceased to be our controlling shareholder when their ownership in us was reduced from approximately 50.3% to approximately 36.8% (the Trigger Date). Following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE is entitled to designate one person for nomination to our board of directors.
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
RELATED PARTY TRANSACTIONS WITH GE
On July 3, 2017, we executed a promissory note with GE (which was amended and restated on July 31, 2019 in connection with the entry into the Omnibus Agreement referenced above) that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of June 30, 2020, of the $129 million due to GE, $100 million was held in the form of cash and $29 million was held in the form of investment securities. As of December 31, 2019, of the $273 million due to GE, $162 million was held in the form of cash and $111 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated statements of financial position.
We sold products and services to GE and its affiliates for $49 million and $108 million during the three months ended June 30, 2020 and 2019, respectively, and $105 million and $189 million during the six months ended June 30, 2020 and 2019, respectively. Purchases from GE and its affiliates were $346 million and $428 million during the three months ended June 30, 2020 and 2019, respectively, and $609 million and $879 million during the six months ended June 30, 2020 and 2019, respectively.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has $357 million and $536 million of accounts payable at June 30, 2020 and December 31, 2019, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $521 million and $495 million of current receivables at June 30, 2020 and December 31, 2019, respectively, for goods and services provided to GE in the ordinary course of business.
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
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. On November 19, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent Nos. 8,657,009 and 9,074,451. On November 26, 2018, Rapid Completions filed notices of appeal of the USPTO’s final written decisions in the inter partes reviews of U.S. Patent No. 7,134,505, and 7,543,634. On May 2, 2019, the USPTO issued a final written decision in an IPR on U.S. Patent Number 9,303,501 finding all of its claims unpatentable, and Rapid Completions appealed that decision to the Federal Circuit on July 5, 2019. On November 13, 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent No. 7,134,505, and 7,543,634.  On November 26, 2019, the USPTO issued a final written decision in the inter-partes review of U.S. Patent No. 7,861,774 finding all challenged claims unpatentable, and Rapid Completions did not timely appeal that decision. On January 21, 2020, the Federal Circuit affirmed the USPTO’s unpatentability finding as to all asserted claims of the U.S. Patent No. 9,303,501. The deadline for Rapid Completions to file a writ of certiorari petition to the U.S. Supreme Court on any of the USPTO's unpatentability findings has passed.
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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company’s behalf against GE, the then-current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company’s shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company’s stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company’s stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship  between the Company and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as the Company’s controlling stockholder, and the members of the Company’s Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Company’s Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on the Company’s Board of Directors to pursue the claims itself, and GE and the Company’s Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE’s motion to dismiss the unjust enrichment claim against it. On October 31, 2019, the Company’s Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020. The Special Litigation Committee’s investigation and evaluation remains ongoing. At this time, we are not able to predict the outcome of the Special Litigation Committee investigation or these claims.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 26

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
The Company is reporting the following matter in compliance with SEC requirements to disclose environmental proceedings where the government is a party and that potentially involve monetary sanctions of $0.1 million or greater. In June 2020, Kern County California issued an administrative enforcement order with a proposed penalty of $0.7 million for alleged health, safety and environmental violations at a repackaging and distribution facility in Taft, California that is indirectly owned by the Company.
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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2020	2019
Balance at January 1	$220	$236
Provisions	2	5
Expenditures	(6)	(10)
Other	(2)	(7)
Balance at June 30	$214	$224
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. These off-balance sheet arrangements totaled approximately $4.1 billion at June 30, 2020. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 27

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
During the first quarter of 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we approved a plan of $1.8 billion (the 2020 Plan) primarily associated with rationalizing certain product lines and restructuring our business, which is designed to, among other things, right-size our operations for anticipated activity levels and market conditions. As a result, we recorded restructuring, impairment and other charges of $103 million and $1,429 million for the three and six months ended June 30, 2020, respectively. Also included in the 2020 Plan are inventory impairments of $16 million and $176 million, respectively, for the three and six months ended June 30, 2020. See "Note 4. Inventories" for further discussion. Almost all of the remaining charges associated with the 2020 Plan are expected to be recorded by the end of 2020. These initiatives could generate additional charges in future periods as the 2020 Plan comes to completion.
RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oilfield Services	$14	$19	$310	$36
Oilfield Equipment	1	—	99	18
Turbomachinery & Process Solutions	12	10	20	29
Digital Solutions	10	9	34	12
Corporate	6	7	15	12
Total	$43	$45	$478	$107
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including plant closures and related expenses such as property, plant & equipment impairments and contract termination fees. Details of these charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Impairments of property, plant & equipment	$8	$7	$149	$16
Employee-related termination expenses	26	34	298	78
Contract termination fees	1	2	22	9
Other incremental costs	8	2	9	4
Total	$43	$45	$478	$107

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 28

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $61 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $951 million and $5 million for the six months ended June 30, 2020 and 2019, respectively.
For the three months ended June 30, 2020, the charges primarily relate to corporate facility rationalization. For the six months ended June 30, 2020, such charges comprised of intangible asset impairments of $601 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment, other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment, and charges of $61 million primarily related to corporate facility rationalization.
NOTE 19. BUSINESS DISPOSITION
On June 30, 2020, we completed the sale of our Rod Lift Systems (RLS) business. RLS was part of our OFS segment and provided rod lift products, technologies, services and solutions to the oil and gas industry. The sale resulted in a loss before income taxes of $228 million and is reported in the "Other non-operating loss, net" caption of the condensed consolidated statements of income (loss).

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 60,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS).
We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments. Throughout the first half of 2020, the industry experienced multiple factors which drove expectations for global oil and gas related spending to be lower through 2020. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC+) supply curtailments in the first quarter of 2020, and the associated increase in production, drove the global excess supply of hydrocarbons higher. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. While this supply agreement resulted in a gradual increase in oil and gas prices, we continue to expect markets to experience significant volatility in 2020. Lastly, global gross domestic product (GDP) growth was impacted by COVID-19 during the first half of 2020, and we expect GDP to decline globally for the total year 2020.

Since the COVID-19 pandemic began, the health and safety of our employees has continued to be a top priority. We are taking critical steps as a company to reduce the risk of exposure, as well as mitigate the impacts of this pandemic to our employees, contractors and partners. We have adopted remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing. We have worked with our employees to implement other site-specific precautionary measures to reduce the risk of exposure. We are collaborating closely with our customers, suppliers, and vendors to minimize operational disruption. In addition, we have restricted non-essential business travel and have encouraged our employees, customers and partners to collaborate virtually.
Our goal through this downturn is to remain disciplined in allocating capital, focus on liquidity and cash preservation, and to preserve our investment grade rating while also maintaining our current dividend payout.
We are taking the necessary actions to right-size the business for expected activity levels. During the first quarter of 2020, we approved a plan for restructuring and other actions totaling $1.8 billion, $1.5 billion of which was recorded in the first quarter of 2020 and $0.1 billion in the second quarter of 2020. These charges are primarily related to the expected costs for reductions in work force, product line exits in certain geographies, and the write down of inventory and intangible assets. These actions are taking place across the business and our corporate functions as we align our workforce with expected activity levels. We expect cash expenditures from the restructuring plan to total approximately $500 million, and for the cash payback to be less than one year.
In addition, during the first quarter of 2020, our market capitalization declined significantly driven by the current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,773 million during the first quarter of 2020.
In the second quarter of 2020, we generated revenue of $4,736 million compared to $5,994 million in the second quarter of 2019. The decline in revenue was primarily driven by volume declines in OFS, DS, and TPS. Loss before income taxes was $376 million for the second quarter of 2020, which included the loss on sale of a business of $228 million, restructuring, impairment and other charges of $103 million, and inventory impairments of $16 million. In the second quarter of 2019, income before income taxes was $84 million, which included restructuring and impairment charges of $50 million.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 30

OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the volatile conditions in the industry. We expect the current volatility in oil and gas prices to persist for the rest of 2020 and expect economic conditions to begin to improve in the second half of 2020. In addition, we expect the risk of a reinstatement of COVID-19 related restrictions or lockdowns to remain high, which creates uncertainty in the global economic outlook and impact on oil and gas markets.
•North America onshore activity: as a result of the significant decline in oil and gas prices, we expect U.S. drilling & completion spending to decline more than 50% versus 2019, as operators adjust budgets for the current oil price environment.
•International onshore activity: we expect spending outside of North America to decline over 15% versus 2019.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and six months ended June 30, 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 31

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Brent oil price ($/Bbl) (1)	$29.70	$69.04	$40.23	$66.07
WTI oil price ($/Bbl) (2)	27.96	59.88	36.58	57.39
Natural gas price ($/mmBtu) (3)	1.70	2.57	1.80	2.74
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased during the quarter, ranging from a low of $9.12/Bbl in April 2020 to a high of $43.20/Bbl in June 2020. For the six months ended June 30, 2020, Brent oil prices averaged $40.23/Bbl, which represented a decrease of $25.84/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased during the quarter. Overall, WTI oil prices ranged from a low of $(36.98)/Bbl in April 2020 to a high of $40.60/Bbl in June 2020. For the six months ended June 30, 2020, WTI oil prices averaged $36.58/Bbl, which represented a decrease of $20.81/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $1.70/mmBtu in the second quarter of 2020, representing a 34% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $1.42/mmBtu in June 2020 to a high of $1.93/mmBtu in May 2020.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 32

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
North America	417	1,071	(61)%	699	1,149	(39)%
International	834	1,109	(25)%	954	1,069	(11)%
Worldwide	1,251	2,180	(43)%	1,653	2,218	(25)%
Overall rig count was 1,251 for the second quarter of 2020, a decrease of 43% as compared to the same period last year due primarily to declines in North America. The North America rig count decreased 61% and internationally the rig count decreased 25% compared to the same period last year. Excluding Ukraine, the international rig count was down 12% when compared to the same period last year.
Within North America, the decrease was primarily driven by the U.S. rig count, which was down 60% on average when compared to the same period last year, and a decrease in the Canada rig count, which was down 70% on average when compared to the same period last year. Internationally, the rig count decrease was driven by decreases in the Latin America region of 60%, partially offset by an increase in the Europe region of 2%.
Overall rig count was 1,653 for the six months ended June 30, 2020, a decrease of 25% as compared to the same period last year due primarily to declines in North America. Within North America, the decrease was primarily driven by the land rig count, which was down 40%, and a decrease in the offshore rig count of 17%. Internationally, the rig count decline was driven by decreases in the Latin America region of 35%, partially offset by the Europe region, which was up 14%, primarily related to the addition of Ukraine during the second quarter of 2019.
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
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating loss, corporate expenses, restructuring, impairment and other charges, goodwill impairments, inventory impairments, separation related costs, and certain gains and losses not allocated to the operating segments.
In evaluating the segment performance, the Company primarily uses the following:
Volume: Volume is the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange and price. The volume impact on profit is calculated by multiplying the prior period profit

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 33

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
Orders and Remaining Performance Obligations
Orders: For the six months ended June 30, 2020, we recognized orders of $10.4 billion, a decrease of $1.8 billion, or 15%, from the six months ended June 30, 2019. For the three months ended June 30, 2020, we recognized orders of $4.9 billion, a decrease of $1.7 billion, or 25%, from the three months ended June 30, 2019. Service orders were down 28% and equipment orders were down 22%. The decline in orders was driven by OFS, TPS and DS, partially offset by year-over-year growth in OFE.
Remaining Performance Obligations (RPO): As of June 30, 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $22.9 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2020	2019		2020	2019
Revenue:
Oilfield Services	$2,411	$3,263	$(852)	$5,550	$6,249	$(699)
Oilfield Equipment	696	693	3	1,407	1,428	(21)
Turbomachinery & Process Solutions	1,161	1,405	(244)	2,246	2,707	(461)
Digital Solutions	468	632	(164)	957	1,224	(267)
Total	$4,736	$5,994	$(1,258)	$10,160	$11,608	$(1,448)

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 34

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2020	2019		2020	2019
Segment operating income (loss):
Oilfield Services	$46	$233	$(187)	$252	$409	$(157)
Oilfield Equipment	(14)	14	(28)	(23)	26	(49)
Turbomachinery & Process Solutions	149	135	14	283	253	30
Digital Solutions	41	84	(43)	71	152	(81)
Total segment operating income	221	466	(245)	583	839	(256)
Corporate	(117)	(105)	(12)	(239)	(205)	(34)
Inventory impairment	(16)	—	(16)	(176)	—	(176)
Goodwill impairment	—	—	—	(14,773)	—	(14,773)
Restructuring, impairment and other	(103)	(50)	(53)	(1,429)	(112)	(1,317)
Separation related	(37)	(40)	3	(77)	(74)	(3)
Operating income (loss)	(52)	271	(323)	(16,111)	447	(16,558)
Other non-operating loss, net	(255)	(131)	(124)	(230)	(110)	(120)
Interest expense, net	(69)	(56)	(13)	(128)	(115)	(13)
Income (loss) before income taxes	(376)	84	(460)	(16,469)	222	(16,691)
Benefit (provision) for income taxes	21	(95)	116	16	(162)	178
Net income (loss)	$(355)	$(11)	$(344)	$(16,453)	$60	$(16,513)
Segment Revenues and Segment Operating Income (Loss)
Second Quarter of 2020 Compared to the Second Quarter of 2019
Revenue decreased $1,258 million, or 21%, primarily driven by lower volume in OFS and TPS. OFS decreased $852 million, TPS decreased $244 million, DS decreased $164 million, partially offset by OFE which increased $3 million.
Total segment operating income decreased $245 million. The decline was driven by OFS which decreased $187 million, DS which decreased $43 million, and OFE which decreased $28 million, partially offset by TPS which increased $14 million.
Oilfield Services
OFS revenue decreased $852 million, or 26%, in the second quarter of 2020 compared to the second quarter of 2019, primarily as a result of decreased activity in North America, as evidenced by a decline in the North America rig count, and to a lesser extent from decreased international activity. North America revenue was $604 million in the second quarter of 2020, a decrease of $614 million from the second quarter of 2019. International revenue was $1,807 million in the second quarter of 2020, a decrease of $238 million from the second quarter of 2019, partially related to COVID-19 disruptions in Middle East and Latin America regions.
OFS segment operating income was $46 million in the second quarter of 2020 compared to $233 million in the second quarter of 2019, primarily driven by lower volume and decreased cost productivity.
Oilfield Equipment

OFE revenue increased $3 million in the second quarter of 2020 compared to the second quarter of 2019. The increase was driven by higher volume in the subsea production systems, flexible pipe, and subsea drilling system product lines, offset by lower volume in subsea services and surface pressure control.
OFE segment operating loss was $14 million in the second quarter of 2020 compared to segment operating income of $14 million in the second quarter of 2019. The decline in income was driven primarily by lower cost productivity and unfavorable business mix.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 35

Turbomachinery & Process Solutions
TPS revenue of $1,161 million decreased $244 million, or 17%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease was driven by lower equipment and services revenue, partially related to supply chain delays and mobility restrictions due to the COVID-19 pandemic, as well as a business disposition that occurred in 2019. Equipment revenue in the quarter represented 36%, and service revenue represented 64% of total segment revenue. Equipment revenue was down 15% year-over-year, and service revenue was down 19% compared to the prior year.
TPS segment operating income was $149 million in the second quarter of 2020 compared to $135 million in the second quarter of 2019. The increase in profitability was driven primarily by increased cost productivity, partially offset by lower volume.
Digital Solutions
DS revenue decreased $164 million, or 26%, in the second quarter of 2020 compared to the second quarter of 2019, driven by lower economic activity caused by the COVID-19 pandemic. Most business lines and regions experienced volume declines.
DS segment operating income was $41 million in the second quarter of 2020 compared to $84 million in the second quarter of 2019. The decrease in profitability was primarily driven by lower volume, partially offset by favorable business mix.
Restructuring, Impairment and Other
In the second quarter of 2020, we recognized $103 million in restructuring, impairment and other items, compared to $50 million in the second quarter of 2019. The charges in the second quarter of 2020 primarily relate to the continuation of activities from our first quarter 2020 restructuring plan, which include actions to right-size our operations for anticipated activity levels and market conditions.
Separation Related
For the second quarter of 2020, we incurred separation related costs of $37 million, a decrease of $3 million from the second quarter of 2019. Costs in the second quarter of 2020 primarily relate to the ongoing activities for the separation from GE.
Other Non-Operating Loss, Net
For the second quarter of 2020, we incurred $255 million of other net non-operating losses. Included in this amount was a loss of $228 million related to the sale of our Rod Lift Systems (RLS) business.
Interest Expense, Net
For the second quarter of 2020, we incurred interest expense, net of interest income, of $69 million, which increased $13 million in comparison to the second quarter of 2019, primarily driven by lower interest income.
Income Taxes
For the three months ended June 30, 2020, income tax benefit was $21 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 in the U.S., and includes measures to assist companies, including allowing net operating losses originating in 2018, 2019 or 2020 to be carried back up to five years. For the three months ended June 30, 2020, we elected to carry back losses to 2014 and accordingly recognized a tax benefit and applied for a cash refund of $75 million.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 36

The First Six Months of 2020 Compared to the First Six Months of 2019
Revenue decreased $1,448 million, or 12%, primarily driven by lower activity in OFS, TPS, and DS. OFS decreased $699 million, TPS decreased $461 million, DS decreased $267 million and OFE decreased $21 million.
Total segment operating income decreased $256 million. The decrease was driven by OFS, which decreased $157 million, DS which decreased $81 million, and OFE which decreased $49 million, partially offset by TPS which increased $30 million.
Oilfield Services
OFS revenue decreased $699 million, or 11%, in the first six months of 2020 compared to the first six months of 2019, as a result of decreased activity in North America as evidenced by a decline in the North America rig count. North America revenue was $1,622 million in the first six months of 2020, a decrease of $752 million from the first six months of 2019. International revenue was $3,928 million in the first six months of 2020, an increase of $53 million from the first six months of 2019.
OFS segment operating income was $252 million in the first six months of 2020 compared to $409 million in the first six months of 2019. The decrease was primarily driven by lower volume, unfavorable business mix, and decreased cost productivity.
Oilfield Equipment
OFE revenue decreased $21 million, or 1%, in the first six months of 2020 compared to the first six months of 2019. The decrease was driven by lower volume in the surface pressure control and services businesses due to mobility-related delays from the COVID-19 pandemic in the first quarter of 2020. These decreases were partially offset by higher volume in the subsea production systems, subsea drilling services, and flexible pipe businesses.
OFE segment operating loss was $23 million in the first six months of 2020 compared to segment operating income of $26 million in the first six months of 2019. The decrease in income was driven primarily by lower volume and decreased cost productivity.
Turbomachinery & Process Solutions
TPS revenue of $2,246 million decreased $461 million, or 17%, in the first six months of 2020 compared to the first six months of 2019. The decrease was driven by lower equipment and services volume, primarily related to supply chain delays and mobility restrictions due to the COVID-19 pandemic, as well as a business disposition that occurred in 2019. Equipment revenue in the first six months of 2020 represented 34%, and service revenue represented 66% of total segment revenue. Equipment revenue was down 19% year-over-year, and service revenue was down 16% year-over-year.
TPS segment operating income was $283 million in the first six months of 2020 compared to $253 million in the first six months of 2019. The increase in profitability was driven primarily by higher cost productivity and favorable business mix, partially offset by lower volume.
Digital Solutions
DS revenue decreased $267 million, or 22%, in the first six months of 2020 compared to the first six months of 2019, driven by volume declines across most of the DS segment, largely driven by COVID-19 related supply chain delays and customer related disruptions.
DS segment operating income was $71 million in the first six months of 2020 compared to $152 million in the first six months of 2019. The decrease in profitability was primarily driven by lower volume and decreased cost productivity, partially offset by a favorable business mix.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 37

Goodwill Impairment
During the first quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we concluded that a triggering event occurred and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,773 million during the first quarter of 2020.
Restructuring, Impairment and Other
For the first six months of 2020, we recognized $1,429 million in restructuring and impairment charges, an increase of $1,317 million from the first six months of 2019. These charges primarily relate to product line rationalization and headcount reductions in certain geographical locations to align our workforce with expected activity levels and market conditions.
Separation Related Costs
For the first six months of 2020, we incurred separation related costs of $77 million, an increase of $3 million from the first six months of 2019. Costs in the first six months of 2020 primarily relate to ongoing activities for the separation from GE.
Other Non-Operating Loss, Net
For the first six months of 2020, we incurred $230 million of other net non-operating losses. Included in this amount was a loss of $228 million related to the sale of our RLS business.
Interest Expense, Net
For the first six months of 2020, we incurred interest expense, net of interest income, of $128 million, an increase of $13 million from the first six months of 2019, primarily driven by lower interest income.
Income Taxes
For the six months ended June 30, 2020, income tax benefit was $16 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses and losses with no tax benefit due to valuation allowances.
In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 in the U.S., and includes measures to assist companies, including allowing net operating losses originating in 2018, 2019 or 2020 to be carried back up to five years. For the six months ended June 30, 2020, we elected to carry back losses to 2014 and accordingly recognized a tax benefit and applied for a cash refund for $75 million.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during the quarter, we continue to maintain solid financial strength and liquidity. At June 30, 2020, we had cash and cash equivalents of $4.1 billion compared to $3.2 billion at December 31, 2019. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At June 30, 2020, we had no borrowings outstanding under the revolving credit facility or our uncommitted lines of credit, and had £600 million (approximately $750 million) commercial paper outstanding. Our next debt maturity is December 2022.
Cash and cash equivalents includes $100 million and $162 million of cash held on behalf of GE at June 30, 2020 and December 31, 2019, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $1 billion and $0.4 billion while our foreign subsidiaries held approximately $3 billion and $2.7 billion of our cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively. A substantial portion

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 38

of the cash held by foreign subsidiaries at June 30, 2020 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
We have a $3 billion committed unsecured revolving credit facility (the 2019 Credit Agreement) with commercial banks maturing in December 2024. The 2019 Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the 2019 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2019 Credit Agreement and other customary defaults. No such events of default have occurred. We have no borrowings under the 2019 Credit Agreement.

In addition, we have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. During the second quarter of 2020, we established a £600 million commercial paper facility under which the Bank of England may invest through the COVID Corporate Financing Facility (the Program), which increased our total commercial paper program from $3.0 billion to approximately $3.8 billion. In May 2020, we issued £600 million of commercial paper under the Program that matures in April 2021 and can be repaid prior to that with no additional cost.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2020, we were in compliance with all debt covenants.
We continuously review our liquidity and capital resources. If market conditions continue to deteriorate, for instance due to the uncertainty created by the COVID-19 pandemic or the significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the six months ended June 30, 2020, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2020	2019
Operating activities	$708	$409
Investing activities	(437)	(563)
Financing activities	695	(427)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $708 million and $409 million for the six months ended June 30, 2020 and 2019, respectively.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 39

For the six months ended June 30, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, impairments, and loss on sale of business) and working capital, which includes contract and other deferred assets. Net working capital generation was $388 million for the six months ended June 30, 2020, mainly due to positive customer progress collections, partially offset by higher inventory to deliver the volume for TPS equipment contracts in the second half of the year. We also generated working capital from net positive receivables and payables as a result of lower revenues. Restructuring and GE separation related payments were $303 million in the six months ended June 30, 2020.
For the six months ended June 30, 2019, operating cash generation was primarily driven by net income adjusted for certain noncash items (depreciation and amortization), partially offset by the use of working capital, and cash payments for restructuring and separation related costs. Net working capital was $90 million usage in the six months ended June 30, 2019, mainly due to higher trade receivables and inventory to support expected volume growth. We also had restructuring and GE separation related payments of approximately $161 million for the six months ended June 30, 2019.
Investing Activities
Cash flows from investing activities used cash of $437 million and $563 million for the six months ended June 30, 2020 and 2019, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $602 million and $594 million for the six months ended June 30, 2020 and 2019, respectively. Proceeds from the sale of property, plant and equipment were $109 million and $121 million for the six months ended June 30, 2020 and 2019, respectively.
Financing Activities
Cash flows from financing activities generated cash of $695 million and used cash of $427 million for the six months ended June 30, 2020 and 2019, respectively.
We had net repayments of debt and other borrowings of $149 million and $66 million for the six months ended June 30, 2020 and 2019, respectively.
We had proceeds from the issuance of commercial paper of £600 million ($737 million at date of issuance) during the six months ended June 30, 2020. In addition, we had proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 1, 2030. We will pay interest on the notes each May 1 and November 1, beginning on November 1, 2020. We intend to use the net proceeds from this offering for general corporate purposes, including to enhance our liquidity, and we may repay a portion of our outstanding debt.
We paid dividends of $236 million to our Class A shareholders, and we made a distribution of $136 million to GE during the six months ended June 30, 2020. We paid dividends of $185 million to our Class A shareholders, and we made a distribution of $188 million to GE during the six months ended June 30, 2019.
Cash Requirements
For the remainder of 2020, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and the availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, the Company has updated its plan for 2020 net capital expenditures, which are now expected to be down over 20% compared to 2019 net capital expenditures. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. Also due to market conditions, and

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 40

various COVID-19 related rule changes enacted globally, we currently anticipate making income tax payments in the range of $300 million to $400 million in 2020.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of June 30, 2020, 14% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2019, 19% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 76% of the total cash balance as of June 30, 2020. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 41

"forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A contained herein, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2019 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 42

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2019 Annual Report and Note 20 of the Notes to Consolidated and Combined Financial Statements included in Item 8 of our 2019 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1-30, 2020	2,635	$10.75	—	$18,690,655
May 1-31, 2020	25,259	$16.84	—	$18,690,655
June 1-30, 2020	13,986	$16.05	—	$18,690,655
Total	41,880	$16.19	—

(1)Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.
(2)Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.
(3)We did not repurchase any shares of Class A common stock in the second quarter of 2020. At June 30, 2020, the stock repurchase program has been substantially completed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 43

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

4.1	Fifth Supplemental Indenture, dated May 1, 2020, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.1+	Letter Agreement, dated April 28, 2020, between Baker Hughes Company and Derek Mathieson.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 24, 2020	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 24, 2020	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Company 2020 Second Quarter FORM 10-Q | 45