Form 10-Q
period 2021-06-30
Baker Hughes Co
filed 2021-07-23
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐ No ☑
As of July 16, 2021, the registrant had outstanding 828,487,126 shares of Class A Common Stock, $0.0001 par value per share and 214,026,897 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2021 Second Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenue:
Sales of goods	$3,078	$2,868	$6,014	$5,949
Sales of services	2,064	1,868	3,910	4,211
Total revenue	5,142	4,736	9,924	10,160

Costs and expenses:
Cost of goods sold	2,674	2,531	5,208	5,376
Cost of services sold	1,492	1,527	2,882	3,351
Selling, general and administrative	642	590	1,229	1,265
Goodwill impairment	—	—	—	14,773
Restructuring, impairment and other	125	103	205	1,429
Separation related	15	37	42	77
Total costs and expenses	4,948	4,788	9,566	26,271
Operating income (loss)	194	(52)	358	(16,111)
Other non-operating loss, net	(63)	(244)	(689)	(219)
Interest expense, net	(65)	(69)	(138)	(128)
Income (loss) before income taxes	66	(365)	(469)	(16,458)
Benefit (provision) for income taxes	(143)	21	(213)	16
Net loss	(77)	(344)	(682)	(16,442)
Less: Net loss attributable to noncontrolling interests	(9)	(149)	(162)	(6,020)
Net loss attributable to Baker Hughes Company	$(68)	$(195)	$(520)	$(10,422)

Per share amounts:
Basic and diluted loss per Class A common stock	$(0.08)	$(0.30)	$(0.67)	$(15.93)

Cash dividend per Class A common stock	$0.18	$0.18	$0.36	$0.36
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net loss	$(77)	$(344)	$(682)	$(16,442)
Less: Net loss attributable to noncontrolling interests	(9)	(149)	(162)	(6,020)
Net loss attributable to Baker Hughes Company	(68)	(195)	(520)	(10,422)
Other comprehensive income (loss):
Investment securities	—	—	—	(2)
Foreign currency translation adjustments	158	41	107	(236)
Cash flow hedges	(16)	—	(11)	(8)
Benefit plans	50	8	53	30
Other comprehensive income (loss)	192	49	149	(216)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	39	16	28	(81)
Other comprehensive income (loss) attributable to Baker Hughes Company	153	33	121	(135)
Comprehensive income (loss)	115	(295)	(533)	(16,658)
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	(133)	(134)	(6,101)
Comprehensive income (loss) attributable to Baker Hughes Company	$85	$(162)	$(399)	$(10,557)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,913	$4,132
Current receivables, net	5,407	5,622
Inventories, net	4,212	4,421
All other current assets	1,980	2,280
Total current assets	15,512	16,455
Property, plant and equipment (net of accumulated depreciation of $5,079 and $5,115)	5,086	5,358
Goodwill	6,052	5,977
Other intangible assets, net	4,202	4,397
Contract and other deferred assets	1,836	2,001
All other assets	2,990	2,866
Deferred income taxes	991	953
Total assets	$36,669	$38,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,593	$3,532
Short-term debt and current portion of long-term debt	51	889
Progress collections and deferred income	3,467	3,454
All other current liabilities	2,694	2,352
Total current liabilities	9,805	10,227
Long-term debt	6,722	6,744
Deferred income taxes	149	186
Liabilities for pensions and other postretirement benefits	1,163	1,217
All other liabilities	1,430	1,391
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 828 and 724 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 214 and 311 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Capital in excess of par value	26,253	24,613
Retained loss	(10,462)	(9,942)
Accumulated other comprehensive loss	(1,901)	(1,778)
Baker Hughes Company equity	13,890	12,893
Noncontrolling interests	3,510	5,349
Total equity	17,400	18,242
Total liabilities and equity	$36,669	$38,007
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$—	$24,613	$(9,942)	$(1,778)	$5,349	$18,242
Comprehensive loss:
Net loss			(520)		(162)	(682)
Other comprehensive income				121	28	149
Dividends on Class A common stock ($0.36 per share)		(280)				(280)
Distributions to GE					(95)	(95)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		1,845		(245)	(1,600)	—
Stock-based compensation cost		102				102
Other		(27)		1	(10)	(36)
Balance at June 30, 2021	$—	$26,253	$(10,462)	$(1,901)	$3,510	$17,400

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2021	$—	$25,357	$(10,394)	$(1,920)	$4,381	$17,424
Comprehensive loss:
Net loss			(68)		(9)	(77)
Other comprehensive income				153	39	192
Dividends on Class A common stock ($0.18 per share)		(149)				(149)
Distributions to GE					(39)	(39)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		988		(134)	(854)	—
Stock-based compensation cost		52				52
Other		5			(8)	(3)
Balance at June 30, 2021	$—	$26,253	$(10,462)	$(1,901)	$3,510	$17,400
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2021 Second Quarter FORM 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$—	$23,565	$—	$(1,636)	$12,570	$34,499
Comprehensive loss:
Net loss			(10,422)		(6,020)	(16,442)
Other comprehensive loss				(135)	(81)	(216)
Dividends on Class A common stock ($0.36 per share)		(236)				(236)
Distributions to GE					(136)	(136)
Stock-based compensation cost		112				112
Other		(9)	(2)		(5)	(16)
Balance at June 30, 2020	$—	$23,432	$(10,424)	$(1,771)	$6,328	$17,565

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2020	$—	$23,486	$(10,229)	$(1,804)	$6,532	$17,985
Comprehensive loss:
Net loss			(195)		(149)	(344)
Other comprehensive income				33	16	49
Dividends on Class A common stock ($0.18 per share)		(118)				(118)
Distributions to GE					(68)	(68)
Stock-based compensation cost		56				56
Other		8			(3)	5
Balance at June 30, 2020	$—	$23,432	$(10,424)	$(1,771)	$6,328	$17,565
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net loss	$(682)	$(16,442)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	570	694
Goodwill impairment	—	14,773
Intangible assets impairment	—	725
Property, plant and equipment impairment	22	226
Inventory impairment	—	176
Loss on equity securities	815	—
Loss on sale of business	—	217
Changes in operating assets and liabilities:
Current receivables	267	598
Inventories	119	(275)
Accounts payable	71	(490)
Progress collections and deferred income	2	593
Contract and other deferred assets	112	(38)
Other operating items, net	(112)	(49)
Net cash flows from operating activities	1,184	708
Cash flows from investing activities:
Expenditures for capital assets	(392)	(602)
Proceeds from disposal of assets	91	109
Other investing items, net	171	56
Net cash flows used in investing activities	(130)	(437)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(45)	(149)
Proceeds from (repayment of) commercial paper	(832)	737
Proceeds from issuance of long-term debt	—	500
Dividends paid	(280)	(236)
Distributions to GE	(95)	(136)
Other financing items, net	(33)	(21)
Net cash flows from (used in) financing activities	(1,285)	695
Effect of currency exchange rate changes on cash and cash equivalents	12	(83)
Increase (decrease) in cash and cash equivalents	(219)	883
Cash and cash equivalents, beginning of period	4,132	3,249
Cash and cash equivalents, end of period	$3,913	$4,132
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$48	$211
Interest paid	$157	$141
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or our) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. We are a holding company and have no material assets other than our 79.5% ownership interest in Baker Hughes Holdings LLC (BHH LLC) and certain intercompany and tax related balances. BHH LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
We hold a majority economic interest in BHH LLC and conduct and exercise full control over all activities of BHH LLC without the approval of any other member. Accordingly, we consolidate the financial results of BHH LLC and report a noncontrolling interest in our condensed consolidated financial statements for the economic interest held by General Electric (GE). As of June 30, 2021, GE's interest in BHH LLC was 20.5%. See "Note 12. Equity" for further information.
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
Cash and Cash Equivalents
As of June 30, 2021 and December 31, 2020, we had $639 million and $687 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $15 million and $42 million, as of June 30, 2021 and December 31, 2020, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $16 million and $44 million of cash at June 30, 2021 and December 31, 2020, respectively, held on behalf of GE, and a corresponding liability is reported in short-term debt. See "Note 16. Related Party Transactions" for further details.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2021	2020	2021	2020
U.S.	$1,085	$983	$2,138	$2,298
Non-U.S.	4,057	3,753	7,786	7,862
Total	$5,142	$4,736	$9,924	$10,160
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2021 and 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.8 billion and $22.9 billion, respectively. As of June 30, 2021, we expect to recognize revenue of approximately 49%, 66% and 88% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2021	December 31, 2020
Customer receivables	$4,655	$4,676
Related parties	343	429
Other	785	890
Total current receivables	5,783	5,995
Less: Allowance for credit losses	(376)	(373)
Total current receivables, net	$5,407	$5,622
Customer receivables are recorded at the invoiced amount. Related parties consists of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, other tax receivables and customer retentions.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. INVENTORIES
Inventories, net of reserves of $389 million and $421 million as of June 30, 2021 and December 31, 2020, respectively, are comprised of the following:

	June 30, 2021	December 31, 2020
Finished goods	$2,338	$2,337
Work in process and raw materials	1,874	2,084
Total inventories, net	$4,212	$4,421
During the three and six months ended June 30, 2020, we recorded inventory impairments of $16 million, predominately in our Oilfield Equipment segment, and $176 million, predominately in our Oilfield Services segment, respectively, as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2019, gross	$15,676	$4,186	$2,171	$2,411	$24,444
Accumulated impairment at December 31, 2019	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2019	13,043	3,319	2,171	2,157	20,690
Impairment	(11,484)	(3,289)	—	—	(14,773)
Currency exchange and others	(20)	(24)	63	41	60
Balance at December 31, 2020	1,539	6	2,234	2,198	5,977
Currency exchange and others	1	(3)	1	76	75
Balance at June 30, 2021	$1,540	$3	$2,235	$2,274	$6,052
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
During the second quarter of 2021, we completed a review to assess whether indicators of impairment existed. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
During the first quarter of 2020, our market capitalization declined significantly. Our closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index (OSX), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

industry, traded at prices that were the lowest in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus (COVID-19) and other macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020. Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Oilfield Services and Oilfield Equipment reporting units exceeded their estimated fair value as of March 31, 2020, which resulted in goodwill impairment charges of $11,484 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,958	$(739)	$1,219	$2,261	$(916)	$1,345
Technology	1,114	(728)	386	1,127	(696)	431
Trade names and trademarks	294	(166)	128	326	(181)	145
Capitalized software	1,299	(1,053)	246	1,294	(1,041)	253
Finite-lived intangible assets	4,665	(2,686)	1,979	5,008	(2,834)	2,174
Indefinite-lived intangible assets	2,223	—	2,223	2,223	—	2,223
Total intangible assets	$6,888	$(2,686)	$4,202	$7,231	$(2,834)	$4,397
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended June 30, 2021 and 2020 was $65 million and $72 million, respectively, and $134 million and $156 million for the six months ended June 30, 2021 and 2020, respectively.
Estimated amortization expense for the remainder of 2021 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2021	$116
2022	210
2023	198
2024	181
2025	134
2026	94

Baker Hughes Company 2021 Second Quarter FORM 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	June 30, 2021	December 31, 2020
Long-term product service agreements	$621	$660
Long-term equipment contracts (1)	1,015	1,160
Contract assets (total revenue in excess of billings)	1,636	1,820
Deferred inventory costs	164	138
Non-recurring engineering costs	36	43
Contract and other deferred assets	$1,836	$2,001
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended June 30, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $9 million and $24 million, respectively, and $9 million and $30 million during the six months ended June 30, 2021 and 2020, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2021	December 31, 2020
Progress collections	$3,345	$3,352
Deferred income	122	102
Progress collections and deferred income (contract liabilities)	$3,467	$3,454
Revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the contract liabilities at the beginning of the period was $708 million and $320 million, respectively, and $1,585 million and $827 million during the six months ended June 30, 2021 and 2020, respectively.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2021	2020	2021	2020
Long-term fixed lease	$65	$70	$128	$142
Long-term variable lease	8	9	16	20
Short-term lease	110	119	210	280
Total operating lease expense	$183	$198	$354	$442
Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2021 and 2020.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The weighted-average remaining lease term as of June 30, 2021 and December 31, 2020 was approximately nine years and eight years for our operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2021 and December 31, 2020 was 3.6% and 3.7%, respectively.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	June 30, 2021	December 31, 2020
Short-term borrowings
Commercial paper	$—	$801
Short-term borrowings from GE	16	45
Other borrowings	35	43
Total short-term borrowings	51	889

Long-term borrowings
2.773% Senior Notes due December 2022	1,248	1,247
8.55% Debentures due June 2024	120	123
3.337% Senior Notes due December 2027	1,344	1,344
6.875% Notes due January 2029	281	284
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,294	1,297
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	78	93
Total long-term borrowings	6,722	6,744
Total borrowings	$6,773	$7,633
The estimated fair value of total borrowings at June 30, 2021 and December 31, 2020 was $7,567 million and $8,502 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility (the Credit Agreement) with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At June 30, 2021 and December 31, 2020, there were no borrowings under the Credit Agreement. In addition, we have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. As a result of the repayment of our commercial paper that matured on April 30, 2021, our authorized commercial paper program was reduced from $3.8 billion to $3 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2021, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,644 million.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2021, we were in compliance with all debt covenants.
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
The components of net periodic cost of plans sponsored by us are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$7	$7	$14	$14
Interest cost	16	20	32	40
Expected return on plan assets	(31)	(31)	(63)	(62)
Amortization of net actuarial loss	9	8	20	16
Net periodic cost	$1	$4	$3	$8
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the three and six months ended June 30, 2021, the provision for income taxes was $143 million and $213 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
For the three months ended June 30, 2020, the income tax benefit was $21 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
For the six months ended June 30, 2020, the income tax benefit was $16 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses, and losses with no tax benefit due to valuation allowances.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding as of June 30, 2021 is 828 million and 214 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHH LLC Units (LLC Units) to receive distributions on an equal amount of any dividend paid by the Company. In July 2020, GE launched a program to divest of its ownership interest in us, at its discretion, in a series of transactions over approximately three years, subject to market conditions and other factors.
During the six months ended June 30, 2021, GE's economic interest in BHH LLC was reduced to approximately 20.5% primarily as a result of the exchange of 97.4 million shares of Class B common stock, and associated LLC Units.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2021	2020	2021	2020
Balance at January 1	723,999	650,065	311,433	377,428
Issue of shares upon vesting of restricted stock units (1)	4,881	3,107	—	—
Issue of shares on exercises of stock options (1)	261	5	—	—
Issue of shares for employee stock purchase plan	1,315	2,279	—	—
Exchange of Class B common stock for Class A common stock (2)	97,406	—	(97,406)	—
Balance at June 30	827,863	655,456	214,027	377,428
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)During the six months ended June 30, 2021, GE exchanged 97.4 million shares of Class B common stock and paired LLC Units for Class A common stock. When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$—	$(1,464)	$3	$(317)	$(1,778)
Other comprehensive income (loss) before reclassifications	—	107	(5)	30	132
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(6)	21	15
Deferred taxes	—	—	—	2	2
Other comprehensive income (loss)	—	107	(11)	53	149
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	20	(2)	10	28
Less: Reallocation of AOCL based on change in ownership of BHH LLC Units	—	202	(1)	43	244
Balance at June 30, 2021	$—	$(1,579)	$(5)	$(317)	$(1,901)
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1	$(1,436)	$6	$(207)	$(1,636)
Other comprehensive income (loss) before reclassifications	(2)	(236)	(9)	14	(233)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	21	21
Deferred taxes	—	—	1	(5)	(4)
Other comprehensive income (loss)	(2)	(236)	(8)	30	(216)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	(88)	(3)	11	(81)
Balance at June 30, 2020	$—	$(1,584)	$1	$(188)	$(1,771)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2021 and 2020 for benefit plans represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details) and recorded in "Other non-operating loss, net" in our condensed consolidated statements of income (loss).
NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of June 30, 2021 and December 31, 2020, GE owned approximately 20.5% and 30.1%, respectively, of BHH LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	June 30, 2021	December 31, 2020
GE's interest in BHH LLC	$3,368	$5,216
Other noncontrolling interests	142	133
Total noncontrolling interests	$3,510	$5,349
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net loss	$(77)	$(344)	$(682)	$(16,442)
Less: Net loss attributable to noncontrolling interests	(9)	(149)	(162)	(6,020)
Net loss attributable to Baker Hughes Company	$(68)	$(195)	$(520)	$(10,422)

Weighted average shares outstanding:
Class A basic & diluted	806	655	773	654
Net loss per share attributable to common stockholders:
Class A basic & diluted	$(0.08)	$(0.30)	$(0.67)	$(15.93)
Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

interests associated with the Class B common stock (including any tax impact). For the three and six months ended June 30, 2021 and 2020, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented.
For the three and six months ended June 30, 2021 and 2020, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$40	$—	$40	$—	$118	$—	$118
Investment securities	544	—	8	552	1,502	—	30	1,532
Total assets	544	40	8	592	1,502	118	30	1,650

Liabilities
Derivatives	—	(35)	—	(35)	—	(52)	—	(52)
Total liabilities	$—	$(35)	$—	$(35)	$—	$(52)	$—	$(52)
There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2021.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2021	2020
Balance at January 1	$30	$259
Proceeds at maturity	(22)	(118)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	—	(2)
Balance at June 30	$8	$139
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$8	$—	$—	$8	$30	$—	$—	$30
Equity securities (2)	61	485	(2)	544	76	1,431	(5)	1,502
Total	$69	$485	$(2)	$552	$106	$1,431	$(5)	$1,532
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within one year.
(2)Gains (losses) recorded to earnings related to these securities were $(26) million and nil for the three months ended June 30, 2021 and 2020, respectively, and $(813) million and $(13) million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021 and December 31, 2020, our equity securities are comprised primarily of our investment in C3.ai, which consists of 8,650,476 and 10,813,095 shares, respectively, of C3.ai Class A common stock, an economic interest of approximately 8% and 11%, respectively, with a fair value of $541 million and $1,500 million, respectively. During the three months ended June 30, 2021, we sold approximately 2.2 million shares of C3.ai Class A common stock and received proceeds of $145 million. For the three and six months ended June 30, 2021, we recorded a loss of $27 million and $815 million, respectively, from the net change in fair value of our investment in C3.ai, which is reported in the “Other non-operating loss, net” caption in our condensed consolidated statement of income (loss). See “Note 16. Related Party Transactions” for further details on our agreements with C3.ai.
As of June 30, 2021 and December 31, 2020, $544 million and $1,514 million of total investment securities are recorded in "All other current assets" and $8 million and $18 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2021 and December 31, 2020 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$3	$—	$5	$—
Interest rate swap contracts	—	(10)	—	—

Derivatives not accounted for as hedges
Currency exchange contracts and other	37	(25)	113	(52)
Total derivatives	$40	$(35)	$118	$(52)
Derivatives are classified in condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2021 and December 31, 2020, $39 million and $115 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" of
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

the condensed consolidated statements of financial position, respectively. As of June 30, 2021 and December 31, 2020, $34 million and $48 million of derivative liabilities are recorded in "All other current liabilities" and $1 million and $4 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. During the six months ended June 30, 2021, the Company executed interest rate swap contracts designated as cash flow hedges. These contracts are expected to mitigate interest rate risk associated with the anticipated refinancing of certain portions of long-term debt.
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 12. Equity" for further information on activity in AOCI for cash flow hedges.
As of June 30, 2021 and December 31, 2020, the maximum term of derivative instruments that hedge forecasted transactions was one year.
Fair Value Hedges
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt portfolio and may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
In June 2021, we entered into an interest rate swap with a notional amount of $200 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Currency exchange contracts (1)	Cost of goods sold	$(3)	$4	$9	$17
Currency exchange contracts	Cost of services sold	(11)	2	(8)	46
Commodity derivatives	Cost of goods sold	3	1	5	(1)
Other derivatives	Other non-operating loss, net	—	—	—	8
Total (2)		$(11)	$7	$6	$70
(1)Excludes losses of $2 million on embedded derivatives for the three months ended June 30, 2020, and gains of $3 million and $5 million during the six months ended June 30, 2021 and 2020, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $6.0 billion and $7.0 billion at June 30, 2021 and December 31, 2020, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS

As of June 30, 2021 and December 31, 2020, the carrying amount of equity securities without readily determinable fair values was $573 million and $554 million, respectively, recorded in "All other assets" of the condensed consolidated statements of financial position.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 19

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2021	2020	2021	2020
Oilfield Services	$2,358	$2,411	$4,558	$5,550
Oilfield Equipment	637	696	1,264	1,407
Turbomachinery & Process Solutions	1,628	1,161	3,113	2,246
Digital Solutions	520	468	989	957
Total	$5,142	$4,736	$9,924	$10,160
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 20

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment income (loss) before income taxes	2021	2020	2021	2020
Oilfield Services	$171	$46	$315	$252
Oilfield Equipment	28	(14)	32	(23)
Turbomachinery & Process Solutions	220	149	427	283
Digital Solutions	25	41	49	71
Total segment	444	221	824	583
Corporate	(111)	(117)	(219)	(239)
Goodwill impairment	—	—	—	(14,773)
Inventory impairment (1)	—	(16)	—	(176)
Restructuring, impairment and other	(125)	(103)	(205)	(1,429)
Separation related	(15)	(37)	(42)	(77)
Other non-operating loss, net	(63)	(244)	(689)	(219)
Interest expense, net	(65)	(69)	(138)	(128)
Income (loss) before income taxes	$66	$(365)	$(469)	$(16,458)
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment depreciation and amortization	2021	2020	2021	2020
Oilfield Services	$195	$248	$396	$497
Oilfield Equipment	26	34	58	78
Turbomachinery & Process Solutions	30	27	60	55
Digital Solutions	22	24	43	49
Total segment	273	333	558	680
Corporate	5	7	12	15
Total	$278	$340	$570	$694
NOTE 16. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
GE is our largest shareholder, and we have continuing involvement with GE primarily through their remaining interest in us and BHH LLC, ongoing purchases and sales of products and services, transition services that they provide, as well as an aeroderivative joint venture (Aero JV) we formed with GE in 2019. Until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE is entitled to designate one person for nomination to our board of directors. At June 30, 2021 and December 31, 2020, GE's economic interest in BHH LLC through their ownership of Class B common stock and associated LLC Units were 20.5% and 30.1%, respectively.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The Aero JV is jointly controlled by GE and us, and therefore, we do not consolidate the JV. We had purchases with GE and its affiliates, including the Aero JV, of $307 million and $346 million during the three months ended June 30, 2021 and 2020, respectively, and $622 million and $609 million during the six months ended June 30, 2021 and 2020, respectively. In addition, we sold products and services to GE and its affiliates for $39 million and $49 million during the three months ended June 30, 2021 and 2020, respectively, and $89 million and $105 million during the six months ended June 30, 2021 and 2020, respectively.
The Company has $331 million and $356 million of accounts payable at June 30, 2021 and December 31, 2020, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $343 million and $429 million of current receivables at June 30, 2021 and December 31, 2020, respectively, for goods and services provided to GE in the ordinary course of business.
On July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of June 30, 2021, of the $16 million due to GE, all was held in the form of cash. As of December 31, 2020, of the $45 million due to GE, $44 million was held in the form of cash and $1 million was held in the form of investment securities. A corresponding liability is reported in short-term debt in the condensed consolidated statements of financial position.
RELATED PARTY TRANSACTIONS WITH C3.ai
We have agreements with C3.ai under which, among other things, we received a five-year subscription (which we refer to below as direct subscription fees) to use certain C3.ai offerings for internal use and the development of applications on the C3.ai AI Suite, as well as the right to resell C3.ai offerings worldwide on an exclusive basis in the oil and gas market and, with C3.ai's prior consent, non-exclusively in other markets, in each case subject to certain exceptions and conditions. The agreement has an expiration date in the fiscal year ending April 30, 2024 with annual contractual amounts of our minimum revenue commitment of $53 million, $75 million, $125 million, and $150 million per year, which amounts are inclusive of direct subscription fees of approximately $28 million per year, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. To the extent we are unable to meet the annual minimum revenue commitment under such arrangement, we are obligated to pay C3.ai the shortfall; if we exceed the annual minimum revenue commitment, C3.ai will pay us a sales commission. Lorenzo Simonelli, Chief Executive Officer of Baker Hughes, serves as a member of the board of directors of C3.ai. As of June 30, 2021 and December 31, 2020, we held an economic interest in C3.ai of approximately 8% and 11%, respectively. See “Note 14. Financial Instruments” for further discussion of our investment in C3.ai.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 22

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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 23

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
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated against the General Electric Company (GE), the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business (GE O&G) of GE (the Transactions). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. On or around February 12, 2020, the defendants filed motions to dismiss the lawsuit on the grounds that the complaint failed to state a claim on which relief could be granted. On or around October 27, 2020, the Chancery Court granted GE’s motion to dismiss, and granted in part the motion to dismiss filed by Mr. Craighead and Ms. Ross, thereby dismissing all of the claims against GE and Ms. Ross, and all but one of the claims against Mr. Craighead. At this time, we are not able to predict the outcome of the remaining claim.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. Total off-balance sheet arrangements were approximately $4.4 billion at June 30, 2021. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

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
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $125 million and $103 million during the three months ended June 30, 2021 and 2020, respectively, and $205 million and $1,429 million during the six months ended June 30, 2021 and 2020, respectively. Charges incurred during the first six months of 2021 are primarily related to initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs for the year-over-year change in activity levels and market conditions. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oilfield Services	$53	$14	$105	$310
Oilfield Equipment	—	1	1	99
Turbomachinery & Process Solutions	6	12	14	20
Digital Solutions	1	10	3	34
Corporate	5	6	7	15
Total	$65	$43	$130	$478
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including facility closures and related expenses such as property, plant & equipment impairments and contract termination fees. The table below includes any gains on the dispositions of certain property, plant & equipment previously impaired as a consequence of exit activities. Details of these charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Property, plant & equipment, net	$34	$8	$22	$149
Employee-related termination expenses	23	26	93	298
Contract termination fees	—	1	1	22
Other incremental costs	8	8	14	9
Total	$65	$43	$130	$478
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

OTHER
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $60 million and $75 million for the three and six months ended June 30, 2021, respectively, and $61 million and $951 million for the three and six months ended June 30, 2020, respectively.

Charges for the three and six months ended June 30, 2021 were primarily related to certain litigation matters in our TPS segment and the release of foreign currency translation adjustments for certain restructured product lines in our DS segment.

Charges for the three months ended June 30, 2020 were primarily related to corporate facility rationalization. Charges for the six months ended June 30, 2020 were comprised of intangible asset impairments of $601 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment and other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment.
NOTE 19. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
In March 2021, we announced that we entered into an agreement with Akastor ASA to create a joint venture company (JV Company) to deliver global offshore drilling solutions. The JV Company will be owned 50-50 by Baker Hughes and Akastor ASA. We will contribute our subsea drilling systems (SDS) business, a division of our Oilfield Equipment segment, to the JV Company in return for 50% of the shares of the JV Company and $200 million in consideration of which $120 million is payable in cash at the time of closing. The JV Company will issue notes to Baker Hughes representing the balance of the consideration owed that will be subordinated to the JV Company’s external debt financing. The transaction is expected to close in the second half of 2021 subject to customary conditions, including regulatory approvals. As of June 30, 2021, the SDS business continues to meet the criteria to be classified as held for sale and is measured and reported at the lower of its carrying amount or fair value less costs to sell. Based on our preliminary estimates, the carrying value is expected to approximate the fair value less costs to sell, which would include deal costs and foreign currency translation adjustments associated with this business.
The following table presents financial information related to the assets and liabilities of the SDS business being contributed to the JV Company that are classified as held for sale and reported in "All other current assets" and "All other current liabilities" in our condensed consolidated statement of financial position as of June 30, 2021.

Assets and liabilities of business held for sale	June 30, 2021
Assets
Current assets (1)	$122
Property, plant and equipment	107
Intangible assets	122
All other assets	59
Total assets	410
Liabilities
Current liabilities	57
All other liabilities	7
Total liabilities	64
Total carrying amount of net assets contributed	$346
(1)In lieu of contributing customer receivables, we will contribute cash equal to the carrying value of the customer receivables at the time of closing.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 26

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
As we look at the second half of 2021 and into 2022, we are cautiously optimistic that the global economy and oil and natural gas demand will recover from the impact of the global pandemic. Although we recognize the risks presented by the variant strains of the COVID-19 virus, we believe that the oil price environment looks constructive with demand recovering and operators largely maintaining spending discipline. This should be supportive of higher oil prices and solid operating cash flows across the industry. In the natural gas and liquefied natural gas (LNG) markets, fundamentals are strong. A combination of outages and demand in Asia, Latin America, and Europe have driven higher LNG price levels. We anticipate future demand improving as governments around the world accelerate the transition towards cleaner sources of energy.
Outside of the oil and gas industry, the focus on cleaner energy sources and technology to decarbonize resource-intensive industries continue to accelerate. In the U.S., Europe, and Asia, various projects around wind, solar, and green and blue hydrogen are moving forward, as well as a number of carbon capture projects.
We made progress in the second quarter strategically positioning the Company for the energy transition, announcing further collaborations to advance industrial decarbonization and low to zero-carbon solutions, building on some of the progress we made in the first quarter:
•Signed a collaboration agreement with an engineering partner for low to zero-carbon projects utilizing hydrogen and carbon capture, utilization and storage (CCUS) technologies.
•Signed a collaboration agreement with a fuel cell technology company on the potential commercialization and deployment of integrated, low carbon power generation and hydrogen solutions.
•Signed a memorandum of understanding with a Norwegian carbon capture and storage developer, to collaborate on a CCUS project to serve as a hub for the decarbonization of industrial sites in the Viken region of Norway.
•Announced a 15% investment in a growth-stage technology company to expand Baker Hughes' CCUS portfolio with power-to-gas and energy storage solutions.
•Signed an agreement with a global industrial gases company to develop next generation hydrogen compression, deploy 100% hydrogen fuelled gas turbines, and accelerate the adoption of hydrogen as a zero-carbon fuel.
The health and safety of our employees continues to be a top priority. During the COVID-19 global pandemic, we adopted remote working where possible, but have now returned additional employees to offices and worksites, where it is safe to do so. Some remote working arrangements are expected to continue post-COVID-19. When on-site, employees and visitors are required to follow certain protocols, including the use of personal protective equipment and social distancing. In addition, we have continued our essential business travel requirement, but are now able to participate in more in-person engagements, where it is safe to do so.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 27

In the second quarter of 2021, we generated revenue of $5,142 million compared to $4,736 million in the second quarter of 2020. The increase in revenue was driven by higher volume in the TPS and DS segments, partially offset by lower activity in the OFS and OFE segments. Income before income taxes was $66 million for the second quarter of 2021, which included restructuring, impairment and other charges of $125 million and separation related costs of $15 million. In the second quarter of 2020, loss before income taxes was $365 million, which included the loss on sale of a business of $217 million, restructuring, impairment and other charges of $103 million, and inventory impairments of $16 million.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our outlook and expectations given the volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: we expect North America onshore activity to improve in the second half of 2021 compared to the first half of 2021.
•International onshore activity: we expect international activity to improve in the second half of 2021 across a broad range of markets compared to the first half of 2021.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 28

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Brent oil price ($/Bbl) (1)	$68.98	$29.70	$64.95	$40.23
WTI oil price ($/Bbl) (2)	66.19	27.96	62.21	36.58
Natural gas price ($/mmBtu) (3)	2.95	1.70	3.22	1.80
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a low of $61.47/Bbl in April 2021 to a high of $76.94/Bbl in June 2021. For the six months ended June 30, 2021, Brent oil prices averaged $64.95/Bbl, which represented an increase of $24.72/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a low of $58.73/Bbl in April 2021 to a high of $74.21/Bbl in June 2021. For the six months ended June 30, 2021, WTI oil prices averaged $62.21/Bbl, which represented an increase of $25.63/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.95/mmBtu in the second quarter of 2021, representing a 74% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.43/mmBtu in April 2021 to a high of $3.79/mmBtu in June 2021.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 29

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
North America	522	417	25%	529	699	(24)%
International	734	834	(12)%	716	954	(25)%
Worldwide	1,256	1,251	—%	1,245	1,653	(25)%
The worldwide rig count was 1,256 for the second quarter of 2021, relatively flat as compared to the same period last year due primarily to an increase in North America activity, partially offset by a decrease internationally. The North America rig count increased 25% and internationally the rig count decreased 12% compared to the same period last year.
Within North America, the increase was primarily driven by the U.S. rig count, which was up 15% on average when compared to the same period last year, and an increase in the Canada rig count, which was up favorably when compared to the same period last year. Internationally, the rig count decrease was driven by decreases in the Middle East region of 29%, partially offset by an increase in the Latin America region.
The worldwide rig count was 1,245 for the six months ended June 30, 2021, a decrease of 25% as compared to the same period last year. Within North America, the decrease was primarily driven by the land rig count, which was down 24%, and a decrease in the offshore rig count of 23%. Internationally, the rig count decline was driven by decreases in the Middle East and Asia Pacific regions of 33% and 26%, respectively.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 30

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
Orders and Remaining Performance Obligations
Orders: For the six months ended June 30, 2021, we recognized orders of $9.6 billion, a decrease of $0.8 billion, or 8%, from the six months ended June 30, 2020. For the three months ended June 30, 2021, we recognized orders of $5.1 billion, an increase of $0.2 billion, or 4%, from the three months ended June 30, 2020. Service orders were up 12% and equipment orders were down 6%. The increase in orders was driven by TPS and DS, partially offset by a decline in orders in OFS and OFE.
Remaining Performance Obligations (RPO): As of June 30, 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.8 billion.
Revenue and Operating Income (Loss)
Revenue and operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2021	2020		2021	2020
Segment revenue:
Oilfield Services	$2,358	$2,411	$(53)	$4,558	$5,550	$(992)
Oilfield Equipment	637	696	(59)	1,264	1,407	(143)
Turbomachinery & Process Solutions	1,628	1,161	467	3,113	2,246	867
Digital Solutions	520	468	52	989	957	32
Total	$5,142	$4,736	$406	$9,924	$10,160	$(236)
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 31

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2021	2020		2021	2020
Segment operating income (loss):
Oilfield Services	$171	$46	$125	$315	$252	$63
Oilfield Equipment	28	(14)	42	32	(23)	55
Turbomachinery & Process Solutions	220	149	71	427	283	144
Digital Solutions	25	41	(16)	49	71	(22)
Total segment operating income	444	221	223	824	583	240
Corporate	(111)	(117)	6	(219)	(239)	20
Goodwill impairment	—	—	—	—	(14,773)	14,773
Inventory impairment	—	(16)	16	—	(176)	176
Restructuring, impairment and other	(125)	(103)	(22)	(205)	(1,429)	1,224
Separation related	(15)	(37)	22	(42)	(77)	35
Operating income (loss)	194	(52)	246	358	(16,111)	16,469
Other non-operating loss, net	(63)	(244)	181	(689)	(219)	(470)
Interest expense, net	(65)	(69)	4	(138)	(128)	(10)
Income (loss) before income taxes	66	(365)	431	(469)	(16,458)	15,989
Benefit (provision) for income taxes	(143)	21	(164)	(213)	16	(229)
Net loss	$(77)	$(344)	$267	$(682)	$(16,442)	$15,760
Segment Revenues and Segment Operating Income (Loss)
Second Quarter of 2021 Compared to the Second Quarter of 2020
Revenue increased $406 million, or 9%, driven by higher volume in TPS and DS, partially offset by lower volume in OFS and OFE. TPS increased $467 million and DS increased $52 million, partially offset by OFS which decreased $53 million and OFE which decreased $59 million.
Total segment operating income increased $223 million. The increase was driven by OFS which increased $125 million, TPS which increased $71 million, and OFE which increased $42 million, partially offset by DS which decreased $16 million.
Oilfield Services
OFS revenue of $2,358 million decreased $53 million, or 2%, in the second quarter of 2021 compared to the second quarter of 2020, as a result of decreased international activity, as evidenced by a decline in the international rig count. North America revenue was $693 million in the second quarter of 2021, an increase of $89 million from the second quarter of 2020. International revenue was $1,665 million in the second quarter of 2021, a decrease of $141 million from the second quarter of 2020, mainly driven by the Middle East region.
OFS segment operating income was $171 million in the second quarter of 2021 compared to $46 million in the second quarter of 2020, primarily driven by increased cost productivity as a result of cost efficiencies and restructuring actions, partially offset by lower volume and unfavorable business mix.
Oilfield Equipment
OFE revenue of $637 million decreased $59 million, or 8%, in the second quarter of 2021 compared to the second quarter of 2020. The decrease was primarily driven by lower volume in the subsea drilling systems business, and from the disposition of the surface pressure control flow business in the fourth quarter of 2020, partially offset by higher volume in the flexible pipe business.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 32

OFE segment operating income was $28 million in the second quarter of 2021 compared to segment operating loss of $14 million in the second quarter of 2020. The increase in income was primarily driven by increased productivity from our cost-out programs.
Turbomachinery & Process Solutions
TPS revenue of $1,628 million increased $467 million, or 40%, in the second quarter of 2021 compared to the second quarter of 2020. The increase was primarily driven by higher equipment volume. Equipment revenue was up 87% and service revenue was up 14% when compared to the prior year. Equipment revenue in the quarter represented 48% and service revenue represented 52% of total segment revenue.
TPS segment operating income was $220 million in the second quarter of 2021 compared to $149 million in the second quarter of 2020. The increase in income was driven primarily by higher volume and increased cost productivity, partially offset by higher equipment mix.
Digital Solutions
DS revenue of $520 million increased $52 million, or 11%, in the second quarter of 2021 compared to the second quarter of 2020, mainly driven by higher volume across the Process & Pipeline Services, Waygate Technologies, and Bently Nevada businesses, partially offset by declines in the Nexus Control business.
DS segment operating income was $25 million in the second quarter of 2021 compared to $41 million in the second quarter of 2020. The decrease in profitability was primarily driven by lower cost productivity.
Corporate
In the second quarter of 2021, corporate expenses were $111 million compared to $117 million in the second quarter of 2020. The decrease of $6 million was primarily driven by lower expenses related to cost efficiencies and restructuring actions.
Restructuring, Impairment and Other
In the second quarter of 2021, we recognized $125 million of restructuring, impairment and other items, compared to $103 million in the second quarter of 2020. The charges in the second quarter of 2021 primarily relate to initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs. The charges in the second quarter of 2020 primarily related to the continuation of activities from our first quarter 2020 restructuring plan.
Other Non-Operating Loss, Net
In the second quarter of 2021, we incurred $63 million of other non-operating losses. Included in this amount was a non-recurring charge for a loss contingency related to certain tax matters and a loss related to marking our investment in C3.ai to fair value. For the second quarter of 2020, we incurred $244 million of other non-operating losses primarily related to the sale of our Rod Lift Systems business.
Interest Expense, Net
In the second quarter of 2021, we incurred interest expense, net of interest income, of $65 million, which decreased $4 million compared to the second quarter of 2020, primarily driven by lower interest expense.
Income Taxes
In the second quarter of 2021, the provision for income taxes was $143 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
In the second quarter of 2020, the income tax benefit was $21 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 33

allowance, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
The First Six Months of 2021 Compared to the First Six Months of 2020
Revenue decreased $236 million, or 2%, primarily driven by lower volume in OFS and OFE, partially offset by higher volume in TPS. OFS decreased $992 million and OFE decreased $143 million, partially offset by TPS which increased $867 million and DS which increased $32 million.
Total segment operating income increased $240 million. The increase was driven by TPS which increased $144 million, OFS which increased $63 million, and OFE which increased $55 million, partially offset by DS which decreased $22 million.
Oilfield Services
OFS revenue of $4,558 million decreased $992 million, or 18%, in the first six months of 2021 compared to the first six months of 2020, as a result of decreased international and North America activity, as evidenced by a decline in the global rig count. North America revenue was $1,318 million in the first six months of 2021, a decrease of $304 million from the first six months of 2020. International revenue was $3,240 million in the first six months of 2021, a decrease of $688 million from the first six months of 2020, mainly driven by the Middle East region.
OFS segment operating income was $315 million in the first six months of 2021 compared to $252 million in the first six months of 2020, primarily driven by increased cost productivity as a result of cost efficiencies and restructuring actions, partially offset by lower volume and unfavorable business mix.
Oilfield Equipment
OFE revenue of $1,264 million decreased $143 million, or 10%, in the first six months of 2021 compared to the first six months of 2020. The decrease was primarily driven by lower volume in the subsea services and subsea drilling systems businesses, and from the disposition of the surface pressure control flow business in the fourth quarter of 2020, partially offset by higher volume in subsea production systems and the flexible pipe businesses.
OFE segment operating income was $32 million in the first six months of 2021 compared to segment operating loss of $23 million in the first six months of 2020. The increase in income was primarily driven by increased productivity from our cost-out programs.
Turbomachinery & Process Solutions
TPS revenue of $3,113 million increased $867 million, or 39%, in the first six months of 2021 compared to the first six months of 2020. The increase was primarily driven by higher equipment volume. Equipment revenue was up 94% and service revenue was up 10% when compared to the prior year. Equipment revenue in the quarter represented 48% and service revenue represented 52% of total segment revenue.
TPS segment operating income was $427 million in the first six months of 2021 compared to $283 million in the first six months of 2020. The increase in income was driven primarily by higher volume and increased cost productivity, partially offset by unfavorable business mix.
Digital Solutions
DS revenue of $989 million increased $32 million, or 3%, in the first six months of 2021 compared to the first six months of 2020, mainly driven by volume increases in Process & Pipeline Services, Waygate Technologies, and Bently Nevada, partially offset by declines in the Nexus Controls business.
DS segment operating income was $49 million in the first six months of 2021 compared to $71 million in the first six months of 2020. The decrease in profitability was primarily driven by lower cost productivity.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 34

Corporate
In the first six months of 2021, corporate expenses were $219 million compared to $239 million in the first six months of 2020. The decrease of $20 million was primarily driven by lower expenses related to cost efficiencies and restructuring actions.
Goodwill Impairment
In the first quarter of 2020, the Company’s market capitalization declined significantly driven by macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,773 million during the first quarter of 2020.
Restructuring, Impairment and Other
In the first six months of 2021, we recognized $205 million of restructuring, impairment and other charges, primarily related to initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs. For the first six months of 2020, we recognized $1,429 million in restructuring, impairment and other charges, primarily related to product line rationalization and headcount reductions in certain geographical locations to align our workforce with expected activity levels and market conditions.
Other Non-Operating Loss, Net
In the first six months of 2021, we incurred $689 million of other non-operating losses. Included in this amount were net losses of $815 million related to marking our investment in C3.ai to fair value, partially offset by the reversal of current accruals of $121 million due to the settlement of certain legal matters. For the first six months of 2020, we incurred $219 million of other non-operating losses primarily related to the sale of our Rod Lift Systems business.
Interest Expense, Net
In the first six months of 2021, we incurred interest expense, net of interest income, of $138 million, which increased $10 million compared to the first six months of 2020, driven by lower interest income and increased interest expense related to the issuance of new senior notes in the second quarter of 2020.
Income Taxes
In the first six months of 2021, the provision for income taxes was $213 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
In the first six months of 2020, the income tax benefit was $16 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during 2020, we continue to maintain solid financial strength and liquidity. At June 30, 2021, we had cash and cash equivalents of $3.9 billion compared to $4.1 billion at December 31, 2020. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At June 30, 2021, we had no borrowings outstanding under the revolving credit facility, our commercial paper program or our uncommitted lines of credit. Our next debt maturity is December 2022.
Cash and cash equivalents includes $16 million and $44 million of cash held on behalf of GE at June 30, 2021 and December 31, 2020, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 35

approximately $1.3 billion and $1 billion while our foreign subsidiaries held approximately $2.6 billion and $3.1 billion of our cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively. A substantial portion of the cash held by foreign subsidiaries at June 30, 2021 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
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
In addition, we have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. As a result of the repayment of £600 million of our commercial paper on April 30, 2021, originally issued in May of 2020 under the COVID Corporate Financing Facility established by the Bank of England, our authorized commercial paper program was reduced from $3.8 billion to $3 billion.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2021, we were in compliance with all debt covenants.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by a global pandemic or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the six months ended June 30, 2021, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2021	2020
Operating activities	$1,184	$708
Investing activities	(130)	(437)
Financing activities	(1,285)	695
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of material and services.
Cash flows from operating activities generated cash of $1,184 million and $708 million for the six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, and loss on equity securities) and working
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 36

capital, which includes contract and other deferred assets. Net working capital cash generation was $571 million for the six months ended June 30, 2021, mainly due to receivables, inventory, and contract assets as we continue to improve our working capital processes. Accounts payable was also a source of cash as volume increases. Restructuring and GE separation related payments were $170 million for the six months ended June 30, 2021.
For the six months ended June 30, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, impairments, and loss on sale of business) and working capital, which includes contract and other deferred assets. Net working capital generation was $388 million for the six months ended June 30, 2020, mainly due to positive customer progress collections, partially offset by higher inventory to deliver the volume for TPS equipment contracts in the second half of the year. We also generated working capital from net positive receivables and payables as a result of lower revenues. Restructuring and GE separation related payments were $303 million for the six months ended June 30, 2020.
Investing Activities
Cash flows from investing activities used cash of $130 million and $437 million for the six months ended June 30, 2021 and 2020, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $392 million and $602 million for the six months ended June 30, 2021 and 2020, respectively. Proceeds from the sale of property, plant and equipment were $91 million and $109 million for the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, we sold approximately 2.2 million shares of C3.ai Class A common stock and received proceeds of $145 million, which is included in other investing activities.
Financing Activities
Cash flows from financing activities used cash of $1,285 million and generated cash of $695 million for the six months ended June 30, 2021 and 2020, respectively.
We had net repayments of debt and other borrowings of $45 million and $149 million for the six months ended June 30, 2021 and 2020, respectively. In addition, in April 2021 we repaid $832 million (£600 million) of commercial paper originally issued in May 2020 under the COVID Corporate Financing Facility established by the Bank of England. In May 2020, we received proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 2030.
We paid dividends of $280 million to our Class A shareholders, and we made a distribution of $95 million to GE during the six months ended June 30, 2021. We paid dividends of $236 million to our Class A shareholders, and we made a distribution of $136 million to GE during the six months ended June 30, 2020.
Cash Requirements
For the remainder of 2021, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and the availability to issue debt under our existing shelf registrations will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
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
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 37

Other Factors Affecting Liquidity
Registration Statements: In May 2021, Baker Hughes filed a universal shelf registration statement on Form S-3ASR (Automatic Shelf Registration) with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in May 2024.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of June 30, 2021, 13% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2020, 16% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 66% of the total cash balance as of June 30, 2021. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part I of Item 1A of our 2020 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 38

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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 39

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2020 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2020 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1-30, 2021	34,547	$20.11	—	$18,690,655
May 1-31, 2021	45,872	$24.57	—	$18,690,655
June 1-30, 2021	12,849	$24.78	—	$18,690,655
Total	93,268	$22.95	—
(1)Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.
(2)Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units.
(3)We did not repurchase any shares of Class A common stock in the second quarter of 2021. At June 30, 2021, the stock repurchase program has been substantially completed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.
Baker Hughes Company 2021 Second Quarter FORM 10-Q | 40

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

10.1+	Form of Director Restricted Stock Unit Award Agreement under the Baker Hughes Company 2021 Long-Term Incentive Plan dated May 2021.
10.2+	Form of Restricted Stock Unit Award Agreement (three year ratable vest) under the Baker Hughes Company 2021 Long-Term Incentive Plan dated May 2021.
10.3+	Form of Restricted Stock Unit Award Agreement (three year cliff vest) under the Baker Hughes Company 2021 Long-Term Incentive Plan dated May 2021.
10.4+	Form of Performance Share Unit Award Agreement under the Baker Hughes Company 2021 Long-Term Incentive Plan dated May 2021.
10.5+	Form of Stock Option Award Agreement under the Baker Hughes Company 2021 Long-Term Incentive Plan dated May 2021.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

Baker Hughes Company 2021 Second Quarter FORM 10-Q | 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 23, 2021	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 23, 2021	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Company 2021 Second Quarter FORM 10-Q | 42