Form 10-Q
period 2021-09-30
Baker Hughes Co
filed 2021-10-22
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐ No ☑
As of October 15, 2021, the registrant had outstanding 869,968,050 shares of Class A Common Stock, $0.0001 par value per share and 166,645,919 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2021 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenue:
Sales of goods	$2,984	$3,290	$8,997	$9,240
Sales of services	2,109	1,759	6,020	5,970
Total revenue	5,093	5,049	15,017	15,210

Costs and expenses:
Cost of goods sold	2,561	2,920	7,769	8,296
Cost of services sold	1,522	1,372	4,404	4,724
Selling, general and administrative	607	565	1,836	1,830
Goodwill impairment	—	—	—	14,773
Restructuring, impairment and other	14	209	219	1,637
Separation related	11	32	53	110
Total costs and expenses	4,715	5,098	14,281	31,370
Operating income (loss)	378	(49)	736	(16,160)
Other non-operating loss, net	(102)	(149)	(791)	(367)
Interest expense, net	(67)	(66)	(205)	(195)
Income (loss) before income taxes	209	(264)	(260)	(16,722)
Benefit (provision) for income taxes	(193)	(6)	(406)	10
Net income (loss)	16	(270)	(666)	(16,712)
Less: Net income (loss) attributable to noncontrolling interests	8	(100)	(154)	(6,120)
Net income (loss) attributable to Baker Hughes Company	$8	$(170)	$(512)	$(10,592)

Per share amounts:
Basic & diluted income (loss) per Class A common stock	$0.01	$(0.25)	$(0.64)	$(16.01)

Cash dividend per Class A common stock	$0.18	$0.18	$0.54	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss)	$16	$(270)	$(666)	$(16,712)
Less: Net income (loss) attributable to noncontrolling interests	8	(100)	(154)	(6,120)
Net income (loss) attributable to Baker Hughes Company	8	(170)	(512)	(10,592)
Other comprehensive income (loss):
Investment securities	—	—	—	(2)
Foreign currency translation adjustments	(158)	135	(51)	(101)
Cash flow hedges	(2)	2	(13)	(6)
Benefit plans	25	(54)	78	(24)
Other comprehensive income (loss)	(135)	83	14	(133)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(24)	29	4	(52)
Other comprehensive income (loss) attributable to Baker Hughes Company	(111)	54	10	(81)
Comprehensive loss	(119)	(187)	(652)	(16,845)
Less: Comprehensive loss attributable to noncontrolling interests	(16)	(71)	(150)	(6,172)
Comprehensive loss attributable to Baker Hughes Company	$(103)	$(116)	$(502)	$(10,673)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,926	$4,132
Current receivables, net	5,326	5,622
Inventories, net	4,110	4,421
All other current assets	1,525	2,280
Total current assets	14,887	16,455
Property, plant and equipment (net of accumulated depreciation of $5,082 and $5,115)	4,982	5,358
Goodwill	6,015	5,977
Other intangible assets, net	4,151	4,397
Contract and other deferred assets	1,738	2,001
All other assets	3,025	2,866
Deferred income taxes	974	953
Total assets	$35,772	$38,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,514	$3,532
Short-term debt and current portion of long-term debt	56	889
Progress collections and deferred income	3,263	3,454
All other current liabilities	2,521	2,352
Total current liabilities	9,354	10,227
Long-term debt	6,708	6,744
Deferred income taxes	157	186
Liabilities for pensions and other postretirement benefits	1,132	1,217
All other liabilities	1,385	1,391
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 859 and 724 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 179 and 311 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Capital in excess of par value	26,688	24,613
Retained loss	(10,454)	(9,942)
Accumulated other comprehensive loss	(2,092)	(1,778)
Baker Hughes Company equity	14,142	12,893
Noncontrolling interests	2,894	5,349
Total equity	17,036	18,242
Total liabilities and equity	$35,772	$38,007
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$—	$24,613	$(9,942)	$(1,778)	$5,349	$18,242
Comprehensive income (loss):
Net loss			(512)		(154)	(666)
Other comprehensive income				10	4	14
Dividends on Class A common stock ($0.54 per share)		(436)				(436)
Distributions to GE					(127)	(127)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		2,484		(326)	(2,158)	—
Repurchase and cancellation of Class A common stock		(101)		2	(7)	(106)
Stock-based compensation cost		153				153
Other		(25)			(13)	(38)
Balance at September 30, 2021	$—	$26,688	$(10,454)	$(2,092)	$2,894	$17,036

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2021	$—	$26,253	$(10,462)	$(1,901)	$3,510	$17,400
Comprehensive income (loss):
Net income			8		8	16
Other comprehensive loss				(111)	(24)	(135)
Dividends on Class A common stock ($0.18 per share)		(156)				(156)
Distributions to GE					(32)	(32)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		639		(82)	(557)	—
Repurchase and cancellation of Class A common stock		(101)		2	(7)	(106)
Stock-based compensation cost		51				51
Other		2			(4)	(2)
Balance at September 30, 2021	$—	$26,688	$(10,454)	$(2,092)	$2,894	$17,036
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2021 Third Quarter Form 10-Q | 4

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
Comprehensive loss:
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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net loss	$(666)	$(16,712)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	832	1,010
Loss on equity securities	955	—
Provision (benefit) for deferred income taxes	24	(265)
Property, plant and equipment impairment, net	21	290
Goodwill impairment	—	14,773
Intangible assets impairment	—	729
Inventory impairment	—	218
Loss on sale of business	—	217
Write-down of assets held for sale	—	129
Changes in operating assets and liabilities:
Current receivables	308	579
Inventories	151	(183)
Accounts payable	(10)	(670)
Progress collections and deferred income	(157)	619
Contract and other deferred assets	178	(90)
Other operating items, net	(36)	283
Net cash flows from operating activities	1,600	927
Cash flows from investing activities:
Expenditures for capital assets	(590)	(801)
Proceeds from disposal of assets	178	141
Other investing items, net	200	109
Net cash flows used in investing activities	(212)	(551)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(60)	(170)
Proceeds from (repayment of) commercial paper	(832)	737
Proceeds from issuance of long-term debt	—	500
Dividends paid	(436)	(359)
Distributions to GE	(127)	(199)
Repurchase of Class A common stock	(106)	—
Other financing items, net	(24)	(15)
Net cash flows from (used in) financing activities	(1,585)	494
Effect of currency exchange rate changes on cash and cash equivalents	(9)	(58)
Increase (decrease) in cash and cash equivalents	(206)	812
Cash and cash equivalents, beginning of period	4,132	3,249
Cash and cash equivalents, end of period	$3,926	$4,061
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$181	$317
Interest paid	$204	$188
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company (Baker Hughes, the Company, we, us, or our) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. We are a holding company and have no material assets other than our 82.8% ownership interest in Baker Hughes Holdings LLC (BHH LLC) and certain intercompany and tax related balances. BHH LLC is a Securities and Exchange Commission (SEC) Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
We hold a majority economic interest in BHH LLC and conduct and exercise full control over all activities of BHH LLC without the approval of any other member. Accordingly, we consolidate the financial results of BHH LLC and report a noncontrolling interest in our condensed consolidated financial statements for the economic interest held by General Electric (GE). As of September 30, 2021, GE's interest in BHH LLC was 17.2%. See "Note 12. Equity" for further information.
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
Cash and Cash Equivalents
As of September 30, 2021 and December 31, 2020, we had $691 million and $687 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations
Baker Hughes Company 2021 Third Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2021	2020	2021	2020
U.S.	$1,199	$1,032	$3,337	$3,330
Non-U.S.	3,894	4,017	11,680	11,880
Total	$5,093	$5,049	$15,017	$15,210
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2021 and 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.5 billion and $23.0 billion, respectively. As of September 30, 2021, we expect to recognize revenue of approximately 50%, 67% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2021	December 31, 2020
Customer receivables	$4,569	$4,676
Related parties	362	429
Other	782	890
Total current receivables	5,713	5,995
Less: Allowance for credit losses	(387)	(373)
Total current receivables, net	$5,326	$5,622
Customer receivables are recorded at the invoiced amount. Related parties consists of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, other tax receivables and customer retentions.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. INVENTORIES
Inventories, net of reserves of $390 million and $421 million as of September 30, 2021 and December 31, 2020, respectively, are comprised of the following:

	September 30, 2021	December 31, 2020
Finished goods	$2,255	$2,337
Work in process and raw materials	1,855	2,084
Total inventories, net	$4,110	$4,421
During the three and nine months ended September 30, 2020, we recorded inventory impairments of $42 million, predominately in our Oilfield Equipment segment, and $218 million, predominately in our Oilfield Services segment, respectively, as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2019, gross	$15,676	$4,186	$2,171	$2,411	$24,444
Accumulated impairment at December 31, 2019	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2019	13,043	3,319	2,171	2,157	20,690
Impairment	(11,484)	(3,289)	—	—	(14,773)
Currency exchange and others	(20)	(24)	63	41	60
Balance at December 31, 2020	1,539	6	2,234	2,198	5,977
Currency exchange and others	—	(3)	(20)	61	38
Balance at September 30, 2021	$1,539	$3	$2,214	$2,259	$6,015
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
During the third quarter of 2021, we completed our annual impairment test and determined that the fair value was substantially in excess of the carrying value for each reporting unit resulting in no goodwill impairment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 9

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
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,944	$(749)	$1,195	$2,261	$(916)	$1,345
Technology	1,105	(741)	364	1,127	(696)	431
Trade names and trademarks	293	(168)	125	326	(181)	145
Capitalized software	1,306	(1,062)	244	1,294	(1,041)	253
Finite-lived intangible assets	4,648	(2,720)	1,928	5,008	(2,834)	2,174
Indefinite-lived intangible assets	2,223	—	2,223	2,223	—	2,223
Total intangible assets	$6,871	$(2,720)	$4,151	$7,231	$(2,834)	$4,397
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended September 30, 2021 and 2020 was $59 million and $75 million, respectively, and $193 million and $231 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated amortization expense for the remainder of 2021 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2021	$58
2022	213
2023	200
2024	182
2025	135
2026	92

Baker Hughes Company 2021 Third Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	September 30, 2021	December 31, 2020
Long-term product service agreements	$644	$660
Long-term equipment contracts (1)	909	1,160
Contract assets (total revenue in excess of billings)	1,553	1,820
Deferred inventory costs	153	138
Non-recurring engineering costs	32	43
Contract and other deferred assets	$1,738	$2,001
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended September 30, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $9 million and $(8) million, respectively, and $18 million and $22 million during the nine months ended September 30, 2021 and 2020, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2021	December 31, 2020
Progress collections	$3,140	$3,352
Deferred income	123	102
Progress collections and deferred income (contract liabilities)	$3,263	$3,454
Revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the contract liabilities at the beginning of the period was $448 million and $501 million, respectively, and $2,033 million and $1,328 million during the nine months ended September 30, 2021 and 2020, respectively.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2021	2020	2021	2020
Long-term fixed lease	$64	$71	$192	$213
Long-term variable lease	7	3	24	23
Short-term lease	119	102	328	382
Total operating lease expense	$190	$176	$544	$618
Cash flows used in operating activities for operating leases approximates our expense for the three and nine months ended September 30, 2021 and 2020.
The weighted-average remaining lease term as of September 30, 2021 and December 31, 2020 was approximately nine years and eight years for our operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2021 and December 31, 2020 was 3.5% and 3.7%, respectively.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	September 30, 2021	December 31, 2020
Short-term borrowings
Commercial paper	$—	$801
Short-term borrowings from GE	11	45
Other borrowings	45	43
Total short-term borrowings	56	889

Long-term borrowings
2.773% Senior Notes due December 2022	1,249	1,247
8.55% Debentures due June 2024	119	123
3.337% Senior Notes due December 2027	1,341	1,344
6.875% Notes due January 2029	280	284
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,293	1,297
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	70	93
Total long-term borrowings	6,708	6,744
Total borrowings	$6,764	$7,633
The estimated fair value of total borrowings at September 30, 2021 and December 31, 2020 was $7,498 million and $8,502 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

BHH LLC has a $3 billion committed unsecured revolving credit facility (the Credit Agreement) with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At September 30, 2021 and December 31, 2020, there were no borrowings under the Credit Agreement. In addition, we have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. As a result of the repayment of our commercial paper that matured on April 30, 2021, our authorized commercial paper program was reduced from $3.8 billion to $3 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2021, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,638 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2021, we were in compliance with all debt covenants.
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
The components of net periodic cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$7	$7	$21	$21
Interest cost	15	19	47	59
Expected return on plan assets	(32)	(31)	(95)	(93)
Amortization of net actuarial loss	10	9	30	25
Curtailment/settlement & other loss	1	3	1	3
Net periodic cost	$1	$7	$4	$15
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating income (loss) in our condensed consolidated statements of income (loss).
Baker Hughes Company 2021 Third Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. INCOME TAXES
For the three and nine months ended September 30, 2021, the provision for income taxes was $193 million and $406 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
For the three months ended September 30, 2020, the provision for income taxes was $6 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
For the nine months ended September 30, 2020, the income tax benefit was $10 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses, and losses with no tax benefit due to valuation allowances partially offset by the impact of the CARES Act.
NOTE 12. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding as of September 30, 2021 is 859 million and 179 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through BHH LLC common units (LLC Units) to receive distributions on an equal amount of any dividend paid by the Company.
In July 2020, GE launched a program to divest of its ownership interest in us, at its discretion, in a series of transactions over approximately three years, subject to market conditions and other factors. During the nine months ended September 30, 2021, GE's economic interest in BHH LLC was reduced to approximately 17.2% primarily as a result of the exchange of 132.7 million shares of Class B common stock, and associated LLC Units. When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock, together with associated LLC Units, are canceled.
On July 30, 2021, our Board of Directors authorized each of the Company and BHH LLC to repurchase up to $2 billion of its Class A common stock and LLC Units, respectively. We expect to fund the repurchase program from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended September 30, 2021, the Company and BHH LLC repurchased and canceled 4.4 million shares of Class A common stock and LLC Units, respectively, each for $106 million. At September 30, 2021, the Company and BHH LLC had authorization remaining to repurchase up to approximately $1.9 billion of its Class A common stock and LLC Units, respectively.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2021	2020	2021	2020
Balance at January 1	723,999	650,065	311,433	377,428
Issue of shares upon vesting of restricted stock units (1)	4,903	3,425	—	—
Issue of shares on exercises of stock options (1)	369	5	—	—
Issue of shares for employee stock purchase plan	1,933	3,291	—	—
Exchange of Class B common stock for Class A common stock	132,706	27,988	(132,706)	(27,988)
Repurchase and cancellation of Class A common stock	(4,430)	—	—	—
Balance at September 30	859,480	684,775	178,726	349,440
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$—	$(1,464)	$3	$(317)	$(1,778)
Other comprehensive income (loss) before reclassifications	—	(82)	(6)	47	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	—	31	(7)	32	56
Deferred taxes	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	(51)	(13)	78	14
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(9)	(2)	15	4
Less: Reallocation of AOCL based on change in ownership of LLC Units	—	269	(1)	56	324
Balance at September 30, 2021	$—	$(1,775)	$(7)	$(310)	$(2,092)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$1	$(1,436)	$6	$(207)	$(1,636)
Other comprehensive income (loss) before reclassifications	(2)	(101)	(5)	(56)	(164)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	35	33
Deferred taxes	—	—	1	(3)	(2)
Other comprehensive income (loss)	(2)	(101)	(6)	(24)	(133)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	(42)	(2)	(7)	(52)
Less: Reallocation of AOCL based on change in ownership of LLC Units	—	75	—	9	84
Balance at September 30, 2020	$—	$(1,570)	$2	$(233)	$(1,801)
Baker Hughes Company 2021 Third Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2021 and 2020 for benefit plans represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details) and recorded in "Other non-operating loss, net" in our condensed consolidated statements of income (loss).
NONCONTROLLING INTEREST
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. As of September 30, 2021 and December 31, 2020, GE owned approximately 17.2% and 30.1%, respectively, of BHH LLC and this represents the majority of the noncontrolling interest balance reported within equity.

	September 30, 2021	December 31, 2020
GE's interest in BHH LLC	$2,752	$5,216
Other noncontrolling interests	142	133
Total noncontrolling interests	$2,894	$5,349
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$16	$(270)	$(666)	$(16,712)
Less: Net income (loss) attributable to noncontrolling interests	8	(100)	(154)	(6,120)
Net income (loss) attributable to Baker Hughes Company	$8	$(170)	$(512)	$(10,592)

Weighted average shares outstanding:
Class A basic	851	676	799	662
Class A diluted	857	676	799	662
Net income (loss) per share attributable to common stockholders:
Class A basic & diluted	$0.01	$(0.25)	$(0.64)	$(16.01)
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share (EPS). As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock for the three months ended September 30, 2021 and 2020 were 191 million and 358 million, respectively, and 242 million and 372 million for the nine months ended September 30, 2021 and 2020, respectively.
Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three and nine months ended September 30, 2021 and 2020, such exchange is not reflected in diluted net loss per share as the assumed exchange is not dilutive.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended September 30, 2021, Class A diluted shares include the dilutive impact of equity awards except for approximately 5 million options that were excluded because the exercise price exceeded the average market price of the Class A common stock and is therefore antidilutive. For the three months ended September 30, 2020 and the nine months ended September 30, 2021 and 2020, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$19	$—	$19	$—	$118	$—	$118
Investment securities	403	—	9	411	1,502	—	30	1,532
Total assets	403	19	9	430	1,502	118	30	1,650

Liabilities
Derivatives	—	(30)	—	(30)	—	(52)	—	(52)
Total liabilities	$—	$(30)	$—	$(30)	$—	$(52)	$—	$(52)
There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2021.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2021	2020
Balance at January 1	$30	$259
Purchases	—	10
Proceeds at maturity	(21)	(168)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	—	(3)
Balance at September 30	$9	$98
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$9	$—	$—	$9	$30	$—	$—	$30
Equity securities (2)	61	345	(3)	403	76	1,431	(5)	1,502
Total	$70	$345	$(3)	$411	$106	$1,431	$(5)	$1,532
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within one year.
(2)Gains (losses) recorded to earnings related to these securities were $(141) million and nil for the three months ended September 30, 2021 and 2020, respectively, and $(954) million and $(12) million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021 and December 31, 2020, our equity securities are comprised primarily of our investment in C3.ai, which consists of 8,650,476 and 10,813,095 shares, respectively, of C3.ai Class A common stock (C3.ai Shares), with a fair value of $401 million and $1,500 million, respectively. There were no C3.ai Shares sold during the three months ended September 30, 2021. We sold approximately 2.2 million of C3.ai Shares during the nine months ended September 30, 2021 and received proceeds of $145 million. For the three and nine months ended September 30, 2021, we recorded a loss of $140 million and $955 million, respectively, from the net change in fair value of our investment in C3.ai, which is reported in the “Other non-operating loss, net” caption in our condensed consolidated statement of income (loss). See “Note 16. Related Party Transactions” for further details on our agreements with C3.ai.
As of September 30, 2021 and December 31, 2020, $403 million and $1,514 million of total investment securities are recorded in "All other current assets" and $9 million and $18 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2021 and December 31, 2020 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$—	$5	$—
Interest rate swap contracts	—	(12)	—	—

Derivatives not accounted for as hedges
Currency exchange contracts and other	19	(18)	113	(52)
Total derivatives	$19	$(30)	$118	$(52)
Derivatives are classified in condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2021 and December 31, 2020, $18 million and $115 million of
Baker Hughes Company 2021 Third Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of September 30, 2021 and December 31, 2020, $27 million and $48 million of derivative liabilities are recorded in "All other current liabilities" and $4 million and $4 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. During the nine months ended September 30, 2021, the Company executed interest rate swap contracts designated as cash flow hedges. These contracts are expected to mitigate interest rate risk associated with the anticipated refinancing of certain portions of long-term debt.
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 12. Equity" for further information on activity in AOCI for cash flow hedges.
As of September 30, 2021 and December 31, 2020, the maximum term of derivative instruments that hedge forecasted transactions was one year.
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
As of September 30, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Currency exchange contracts (1)	Cost of goods sold	$(2)	$20	$7	$37
Currency exchange contracts	Cost of services sold	8	17	—	63
Commodity derivatives	Cost of goods sold	—	3	5	2
Other derivatives	Other non-operating loss, net	—	—	—	8
Total (2)		$6	$40	$12	$110
(1)Excludes gains of $2 million and losses of $14 million on embedded derivatives for the three months ended September 30, 2021 and 2020, respectively, and gains of $5 million and losses of $9 million during the nine months ended September 30, 2021 and 2020, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $5.3 billion and $7.0 billion at September 30, 2021 and December 31, 2020, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS
As of September 30, 2021 and December 31, 2020, the carrying amount of equity securities without readily determinable fair values was $572 million and $554 million, respectively, and includes $500 million related to our five percent investment in ADNOC Drilling. These investments are recorded in "All other assets" of the condensed consolidated statements of financial position.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. SEGMENT INFORMATION
Our reportable segments, which are the same as our operating segments, are organized based on the nature of markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment. These products and services operate across upstream oil & gas and broader energy and industrial markets.
OILFIELD SERVICES (OFS)
Oilfield Services provides discrete products and integrated well services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production, and intervention. Products and services include drilling services, including directional drilling technology, measurement while drilling & logging while drilling, oilfield and industrial chemicals, artificial lift technologies, including electrical submersible pumps, downhole completion tools and systems, wellbore intervention tools and services, pressure pumping, drilling and completions fluids, wireline services and diamond and tri-cone drill bits.
OILFIELD EQUIPMENT (OFE)
Oilfield Equipment provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the wellhead to the production facilities. The Oilfield Equipment portfolio has solutions for the subsea, offshore surface, and onshore operating environments. Products and services include subsea and surface pressure control and production systems and services, flexible pipe systems for offshore and onshore applications, and life-of-field solutions including well intervention, covering the entire life cycle of a field.
TURBOMACHINERY & PROCESS SOLUTIONS (TPS)
Turbomachinery & Process Solutions provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas (LNG) operations, downstream refining and petrochemical segments, as well as decarbonization solutions to broader energy and industrial sectors. The Turbomachinery & Process Solutions portfolio includes drivers (aero-derivative gas turbines, heavy-duty gas turbines and synchronous and induction electric motors), compressors (centrifugal and axial, direct drive high speed, integrated, subsea compressors, turbo expanders and reciprocating), turnkey solutions (industrial modules and waste heat recovery), pumps, valves, and compressed natural gas (CNG) and small-scale LNG solutions.
DIGITAL SOLUTIONS (DS)
Digital Solutions provides equipment, software, and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include a number of products and solutions that provide industrial asset management capabilities, including sensor-based process measurement, machine health and condition monitoring, asset strategy and management, control systems, as well as non-destructive testing and inspection, and pipeline integrity solutions.
SEGMENT RESULTS
Segment revenue and profit are determined based on the internal performance measures used by the Company to assess the performance of each segment in a financial period. Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue	2021	2020	2021	2020
Oilfield Services	$2,419	$2,308	$6,976	$7,858
Oilfield Equipment	603	726	1,867	2,133
Turbomachinery & Process Solutions	1,562	1,513	4,675	3,759
Digital Solutions	510	503	1,499	1,460
Total	$5,093	$5,049	$15,017	$15,210
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment income (loss) before income taxes	2021	2020	2021	2020
Oilfield Services	$190	$93	$505	$345
Oilfield Equipment	14	19	45	(4)
Turbomachinery & Process Solutions	278	191	705	473
Digital Solutions	26	46	75	117
Total segment	508	349	1,330	931
Corporate	(105)	(115)	(324)	(353)
Goodwill impairment	—	—	—	(14,773)
Inventory impairment (1)	—	(42)	—	(218)
Restructuring, impairment and other	(14)	(209)	(219)	(1,637)
Separation related	(11)	(32)	(53)	(110)
Other non-operating loss, net	(102)	(149)	(791)	(367)
Interest expense, net	(67)	(66)	(205)	(195)
Income (loss) before income taxes	$209	$(264)	$(260)	$(16,722)
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment depreciation and amortization	2021	2020	2021	2020
Oilfield Services	$183	$217	$578	$714
Oilfield Equipment	22	35	81	114
Turbomachinery & Process Solutions	30	33	90	87
Digital Solutions	22	24	66	73
Total segment	257	309	815	988
Corporate	5	6	17	22
Total	$262	$315	$832	$1,010
Baker Hughes Company 2021 Third Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
GE is our largest shareholder, and we have continuing involvement with GE primarily through their remaining interest in us and BHH LLC, ongoing purchases and sales of products and services, transition services that they provide, as well as an aeroderivative joint venture (Aero JV) we formed with GE in 2019. Until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, which includes both Class A and B common stock, GE is entitled to designate one person for nomination to our board of directors. At September 30, 2021 and December 31, 2020, GE's economic interest in BHH LLC through their ownership of Class B common stock and associated LLC Units were 17.2% and 30.1%, respectively. At September 30, 2021, GE owned Class A common stock in addition to their Class B common stock, which represents their overall Baker Hughes ownership of 20.6%.
The Aero JV is jointly controlled by GE and us, and therefore, we do not consolidate the JV. We had purchases with GE and its affiliates, including the Aero JV, of $366 million and $384 million during the three months ended September 30, 2021 and 2020, respectively, and $988 million and $993 million during the nine months ended September 30, 2021 and 2020, respectively. In addition, we sold products and services to GE and its affiliates for $48 million and $46 million during the three months ended September 30, 2021 and 2020, respectively, and $136 million and $150 million during the nine months ended September 30, 2021 and 2020, respectively.
The Company has $300 million and $356 million of accounts payable at September 30, 2021 and December 31, 2020, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $362 million and $429 million of current receivables at September 30, 2021 and December 31, 2020, respectively, for goods and services provided to GE in the ordinary course of business.
On July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of September 30, 2021, of the $11 million due to GE, all was held in the form of cash. As of December 31, 2020, of the $45 million due to GE, $44 million was held in the form of cash and $1 million was held in the form of investment securities. A corresponding liability is reported in short-term debt in the condensed consolidated statements of financial position.
RELATED PARTY TRANSACTIONS WITH C3.ai
We have agreements with C3.ai under which, among other things, we received a subscription (which we refer to below as direct subscription fees) to use certain C3.ai offerings for internal use and the development of applications on the C3.ai AI Suite, as well as the right to resell C3.ai offerings worldwide on an exclusive basis in the oil and gas market and, with C3.ai's prior consent, non-exclusively in other markets, in each case subject to certain exceptions and conditions. The agreement has an expiration date in the fiscal year ending April 30, 2024 with annual contractual amounts of our minimum revenue commitment of $75 million, $125 million, and $150 million per year, which amounts are inclusive of direct subscription fees of approximately $28 million per year, over the fiscal years ending April 30, 2022, 2023, and 2024, respectively. To the extent we are unable to meet the annual minimum revenue commitment under such arrangement, we are obligated to pay C3.ai the shortfall; if we exceed the annual minimum revenue commitment, C3.ai will pay us a sales commission. Lorenzo Simonelli, Chief Executive Officer of Baker Hughes, serves as a member of the board of directors of C3.ai. See “Note 14. Financial Instruments” for further discussion of our investment in C3.ai.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 23

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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 24

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
In March 2019, the Company received a document request from the United States Department of Justice (the “DOJ”) related to certain of the Company’s operations in Iraq and its dealings with Unaoil Limited and its affiliates. In December 2019, the Company received a similar document request from the SEC. The Company has cooperated with the DOJ and the SEC in connection with their requests and any related matters. On September 30, 2021, the Company was informed that the matter has been closed and no enforcement action has been taken.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

injunctive relief, an award of damages (including punitive damages), pre- and post-judgment interest, and attorneys’ fees and costs.  At this time, we are not able to predict the outcome of these claims.
In December 2020, the Company received notice that the SEC is conducting a formal investigation that the Company understands is related to its books and records and internal controls regarding sales of its products and services in projects impacted by U.S. sanctions. The Company is cooperating with the SEC and providing requested information. The Company has also initiated an internal review with the assistance of external legal counsel regarding internal controls and compliance related to U.S. sanctions requirements. While the Company’s review remains ongoing, in September 2021, the Company voluntarily informed the Office of Foreign Assets Control (OFAC) that non-U.S. Baker Hughes affiliates in two foreign countries appear to have received payments, involving U.S. touchpoints, that are subject to debt restrictions pursuant to applicable U.S. sanctions laws. Although the value of the payments in connection with the identified transactions is immaterial, the Company is unable to determine at this time if any remedial or other actions may be taken by OFAC. The Company provided a copy of the letter to the SEC, and, as the SEC investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation or review, financial or otherwise.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. Total off-balance sheet arrangements were approximately $4.5 billion at September 30, 2021. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $14 million and $209 million during the three months ended September 30, 2021 and 2020, respectively, and $219 million and $1,637 million during the nine months ended September 30, 2021 and 2020, respectively. Charges incurred in 2021 are primarily related to the continuation of our overall strategy to right-size our structural costs for the year-over-year change in activity levels and market conditions. Details of these charges are discussed below.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 26

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Oilfield Services	$14	$144	$119	$453
Oilfield Equipment	3	21	4	121
Turbomachinery & Process Solutions	(3)	7	11	27
Digital Solutions	—	18	3	52
Corporate	—	1	7	15
Total	$14	$191	$144	$668
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property, plant & equipment, net	$(1)	$65	$21	$214
Employee-related termination expenses	1	108	94	406
Contract termination fees	3	1	4	23
Other incremental costs	11	17	25	25
Total	$14	$191	$144	$668
OTHER
During the three months ended September 30, 2021, there were no other charges incurred. During the nine months ended September 30, 2021, we incurred other charges of $75 million. During the three and nine months ended September 30, 2020, we incurred other charges of $18 million and $969 million, respectively.
Charges for the nine months ended September 30, 2021 were primarily related to certain litigation matters in our TPS segment and the release of foreign currency translation adjustments for certain restructured product lines in our DS segment.
Charges for the nine months ended September 30, 2020 were comprised of intangible asset impairments of $605 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment and other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment, and charges related to corporate facility rationalization.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 27

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 19. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
In March 2021, we announced that we entered into an agreement with Akastor ASA to create a joint venture company (JV Company) to deliver global offshore drilling solutions. The JV Company will be known as HMH and owned 50-50 by Baker Hughes and Akastor ASA. Consequently, on October 1, 2021, we closed the transaction and contributed our subsea drilling systems (SDS) business, a division of our Oilfield Equipment segment, to the JV Company and received as consideration 50% of the shares of the JV Company and $200 million cash of which $120 million was paid at the time of closing. The JV Company issued notes to Baker Hughes for $80 million representing the balance of the consideration owed that will be subordinated to the JV Company’s external debt financing. Our ongoing operations in the JV Company will not be integral to our operations. The Company's interest in the JV Company will be accounted for as an equity method investment.
As of September 30, 2021, the SDS business was classified as held for sale and measured and reported at the lower of its carrying amount or fair value less costs to sell. Based on our preliminary estimates, the carrying value is expected to approximate the fair value less costs to sell, which would include deal costs and foreign currency translation adjustments associated with this business. The following table presents financial information related to the assets and liabilities of the SDS business being contributed to the JV Company that are classified as held for sale and reported in "All other current assets" and "All other current liabilities" in our condensed consolidated statement of financial position as of September 30, 2021.

Assets and liabilities of business held for sale	September 30, 2021
Assets
Current assets (1)	$122
Property, plant and equipment	108
Intangible assets	122
All other assets	56
Total assets	408
Liabilities
Current liabilities	48
All other liabilities	6
Total liabilities	54
Total carrying amount of net assets contributed	$354
(1)On the closing date, we contributed cash in lieu of customer receivables, which was incremental to the assets held for sale detailed in the table above.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 28

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
The health and safety of our employees continues to be a top priority. Throughout the COVID-19 pandemic, we have utilized remote working where possible, limited travel, and implemented rigorous safety protocols at our sites including pre-entry screenings, social distancing, and face coverings. As conditions improve in certain locations, we are starting to return additional employees to offices/worksites and enabling opportunities for more in-person engagements where it is safe to do so. We are also closely monitoring the evolving dynamics and vaccine situation, and will adjust our protocols as needed to continue protecting our employees and delivering for our customers, in alignment with all associated requirements.
As we look at the macro environment in 2021 and into 2022, the global economy continues to recover from the impact of the global pandemic. However, the pace of growth is being constrained by effects from variant strains of the COVID-19 virus, global chip shortages, supply chain challenges, and energy supply constraints in multiple parts of the world. Despite these headwinds, global growth appears to be on relatively solid footing, underpinning a favorable outlook for the oil market, aided by continued spending discipline by the world’s largest producers. In the natural gas and liquefied natural gas (LNG) markets, fundamentals remain strong with a combination of solid demand growth and extremely tight supply in many parts of the world. We anticipate future demand improving as governments around the world accelerate the transition towards cleaner sources of energy. Outside of the oil and gas industry, the focus on cleaner energy sources and technology to decarbonize resource-intensive industries continue to accelerate. In the U.S., Europe, and Asia, various projects around wind, solar, and green and blue hydrogen are moving forward, as well as a number of carbon capture projects.
In the third quarter of 2021, we took steps to accelerate our strategy and to view our company in two broad business areas: Oilfield Services & Equipment and Industrial Energy Technology to better position Baker Hughes for today and in the coming years. We believe that focusing on two major business areas with close alignment will enhance our flexibility, improve execution, and provide long-term optionality as the energy markets evolve.
On the Oilfield Services & Equipment side of the Company, we have a technology-leading global enterprise with core strengths in drilling services, high-end completion tools, flexible pipe, artificial lift, and production and downstream chemicals. Oilfield Services & Equipment is poised to benefit from cyclical growth in the coming years as we believe that we are in the early stages of a broad based, multi-year recovery that will be characterized by longer term investments into the core OPEC+ countries.
Industrial Energy Technology is our TPS and DS businesses. Both product companies have compelling portfolios that are beginning to see significant secular growth opportunities, particularly in areas such as hydrogen and carbon capture, utilization and storage (CCUS). With core competencies across a number of offerings like power generation, compression, and condition monitoring, as well as a growing presence in flow control, industrial asset management and digital, we have a strong foundation on which to build an even more comprehensive presence in the broad industrial energy technology markets.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 29

In the third quarter of 2021, we generated revenue of $5,093 million compared to $5,049 million in the third quarter of 2020. The increase in revenue was driven by higher volume in the OFS, TPS and DS segments, partially offset by lower activity in the OFE segment. Income before income taxes was $209 million for the third quarter of 2021, which included restructuring, impairment and other charges of $14 million and separation related costs of $11 million. In the third quarter of 2020, loss before income taxes was $264 million, which included the write-down of assets held for sale of $129 million, restructuring, impairment and other charges of $209 million, separation related costs of $32 million, and inventory impairments of $42 million.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our outlook and expectations given the volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: we expect North America onshore activity to continue to improve in the fourth quarter of 2021 as compared to the third quarter of 2021 along with further growth in 2022 should commodity prices remain at current levels.
•International onshore activity: we expect international activity to continue to improve in the fourth quarter of 2021 across a broad range of markets compared to the third quarter of 2021 with further growth in 2022 should commodity prices remain at current levels.
•Offshore projects: we expect the offshore markets to stabilize in 2021 and for the number of tree awards in the market to remain stable or grow modestly compared to 2020 levels. Looking ahead to 2022, we expect a modest recovery in offshore activity.
•LNG projects: we remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other segments in our portfolio that are more correlated with various industrial metrics, including GDP, such as our Digital Solutions segment.
We also have segments within our portfolio that are exposed to new energy solutions, specifically focused around decarbonization of energy and industry, including hydrogen, geothermal, CCUS, and energy storage. We expect to see continued growth in these segments as new energy solutions become a more prevalent part of the broader energy mix.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 30

to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Brent oil price ($/Bbl) (1)	$73.51	$42.91	$67.89	$41.15
WTI oil price ($/Bbl) (2)	70.58	40.89	65.05	38.04
Natural gas price ($/mmBtu) (3)	4.35	2.00	3.61	1.87
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Oil and natural gas prices increased during the three and nine months ended September 30, 2021 largely driven by increased demand as a result of the global recovery from the COVID-19 pandemic which has outpaced a constrained supply.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a low of $65.51/Bbl in August 2021 to a high of $78.85/Bbl in September 2021. For the nine months ended September 30, 2021, Brent oil prices averaged $67.89/Bbl, which represented an increase of $26.74/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a low of $62.25/Bbl in August 2021 to a high of $75.54/Bbl in September 2021. For the nine months ended September 30, 2021, WTI oil prices averaged $65.05/Bbl, which represented an increase of $27.01/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $4.35/mmBtu in the third quarter of 2021, representing a 118% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $3.56/mmBtu in July 2021 to a high of $5.94/mmBtu in September 2021.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 31

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
North America	647	301	115%	570	566	1%
International	770	729	6%	735	877	(16)%
Worldwide	1,417	1,030	38%	1,305	1,443	(10)%
The worldwide rig count was 1,417 for the third quarter of 2021, an increase of 38% as compared to the same period last year due primarily to an increase in North America.
Within North America, the increase was primarily driven by the Canada rig count, which was up 220% when compared to the same period last year, and an increase in the U.S. rig count, which was up 95% when compared to the same period last year. Internationally, the rig count increase was driven by increases in the Latin America and Africa regions of 78% and 28%, respectively.
The worldwide rig count was 1,305 for the nine months ended September 30, 2021, a decrease of 10% as compared to the same period last year. Within North America, the rig count was relatively flat primarily driven by the land rig count, which was up 1%, and a decrease in the offshore rig count of 19%. Internationally, the rig count decline was driven by decreases in the Middle East and Africa regions of 29% and 21%, respectively.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 32

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
Orders and Remaining Performance Obligations
Orders: For the nine months ended September 30, 2021, we recognized orders of $15.0 billion, a decrease of $0.5 billion, or 3%, from the nine months ended September 30, 2020. For the three months ended September 30, 2021, we recognized orders of $5.4 billion, an increase of $0.3 billion, or 5%, from the three months ended September 30, 2020. Service orders were up 18% and equipment orders were down 7%. The increase in orders was driven by OFE, OFS and DS, partially offset by TPS.
Remaining Performance Obligations (RPO): As of September 30, 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.5 billion.
Revenue and Operating Income (Loss)
Revenue and operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2021	2020		2021	2020
Segment revenue:
Oilfield Services	$2,419	$2,308	$111	$6,976	$7,858	$(882)
Oilfield Equipment	603	726	(123)	1,867	2,133	(266)
Turbomachinery & Process Solutions	1,562	1,513	49	4,675	3,759	916
Digital Solutions	510	503	7	1,499	1,460	39
Total	$5,093	$5,049	$44	$15,017	$15,210	$(193)
Baker Hughes Company 2021 Third Quarter Form 10-Q | 33

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2021	2020		2021	2020
Segment operating income (loss):
Oilfield Services	$190	$93	$97	$505	$345	$160
Oilfield Equipment	14	19	(5)	45	(4)	49
Turbomachinery & Process Solutions	278	191	87	705	473	232
Digital Solutions	26	46	(20)	75	117	(42)
Total segment operating income	508	349	159	1,330	931	399
Corporate	(105)	(115)	10	(324)	(353)	29
Goodwill impairment	—	—	—	—	(14,773)	14,773
Inventory impairment	—	(42)	42	—	(218)	218
Restructuring, impairment and other	(14)	(209)	195	(219)	(1,637)	1,418
Separation related	(11)	(32)	21	(53)	(110)	57
Operating income (loss)	378	(49)	427	736	(16,160)	16,896
Other non-operating loss, net	(102)	(149)	47	(791)	(367)	(424)
Interest expense, net	(67)	(66)	(1)	(205)	(195)	(10)
Income (loss) before income taxes	209	(264)	473	(260)	(16,722)	16,462
Benefit (provision) for income taxes	(193)	(6)	(187)	(406)	10	(416)
Net income (loss)	$16	$(270)	$286	$(666)	$(16,712)	$16,046
Segment Revenues and Segment Operating Income (Loss)
Third Quarter of 2021 Compared to the Third Quarter of 2020
Revenue increased $44 million, or 1%, driven by higher volume in OFS, TPS and DS, partially offset by lower volume in OFE. OFS increased $111 million, TPS increased $49 million and DS increased $7 million, partially offset by OFE which decreased $123 million.
Total segment operating income increased $159 million. The increase was driven by OFS which increased $97 million and TPS which increased $87 million, partially offset by DS which decreased $20 million and OFE which decreased $5 million.
Oilfield Services
OFS revenue of $2,419 million increased $111 million, or 5%, in the third quarter of 2021 compared to the third quarter of 2020, as a result of increased activity in North America, as evidenced by an increase in the North America rig count. North America revenue was $714 million in the third quarter of 2021, an increase of $155 million from the third quarter of 2020. International revenue was $1,705 million in the third quarter of 2021, a decrease of $44 million from the third quarter of 2020, mainly driven by the Middle East region. OFS revenue growth was affected by Hurricane Ida and supply chain-related shipment delays in the quarter.
OFS segment operating income was $190 million in the third quarter of 2021 compared to $93 million in the third quarter of 2020, primarily driven by higher volume and increased cost productivity as a result of cost efficiencies and restructuring actions, partially offset by commodity cost inflation.
Oilfield Equipment
OFE revenue of $603 million decreased $123 million, or 17%, in the third quarter of 2021 compared to the third quarter of 2020. The decrease was primarily driven by lower volume in the subsea production systems and surface pressure control projects businesses, and from the disposition of the surface pressure control flow business in the fourth quarter of 2020, partially offset by higher volume in the services and flexible pipe businesses.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 34

OFE segment operating income was $14 million in the third quarter of 2021 compared to segment operating income of $19 million in the third quarter of 2020. The decrease in income was primarily driven by lower volume.
Turbomachinery & Process Solutions
TPS revenue of $1,562 million increased $49 million, or 3%, in the third quarter of 2021 compared to the third quarter of 2020. The increase was driven by higher equipment and services volume. Equipment revenue was up 2% and service revenue was up 4% when compared to the prior year. Equipment revenue in the quarter represented 45% and service revenue represented 55% of total segment revenue.
TPS segment operating income was $278 million in the third quarter of 2021 compared to $191 million in the third quarter of 2020. The increase in income was driven primarily by higher volume and increased cost productivity.
Digital Solutions
DS revenue of $510 million increased $7 million, or 1%, in the third quarter of 2021 compared to the third quarter of 2020, mainly driven by higher volume across the Process & Pipeline Services and Waygate Technologies businesses, partially offset by declines in the Nexus Control and Bently Nevada businesses. DS revenue growth was affected by supply chain constraints that impacted product deliveries.
DS segment operating income was $26 million in the third quarter of 2021 compared to $46 million in the third quarter of 2020. The decrease in profitability was primarily driven by lower cost productivity and unfavorable business mix.
Corporate
In the third quarter of 2021, corporate expenses were $105 million compared to $115 million in the third quarter of 2020. The decrease of $10 million was primarily driven by lower expenses related to cost efficiencies and restructuring actions.
Restructuring, Impairment and Other
In the third quarter of 2021, we recognized $14 million of restructuring, impairment and other items, compared to $209 million in the third quarter of 2020. The charges in the third quarter of 2021 primarily relate to initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs. The charges in the third quarter of 2020 primarily related to the continuation of activities from our first quarter 2020 restructuring plan.
Other Non-Operating Loss, Net
In the third quarter of 2021, we incurred $102 million of other non-operating losses. Included in this amount was a loss of $140 million related to marking our investment in C3.ai to fair value. For the third quarter of 2020, we incurred $149 million of other non-operating losses. Included in this amount was a loss of $129 million related to the disposition of our surface pressure control flow business.
Interest Expense, Net
In the third quarter of 2021, we incurred interest expense, net of interest income, of $67 million, which increased $1 million compared to the third quarter of 2020, primarily driven by lower interest income.
Income Taxes
In the third quarter of 2021, the provision for income taxes was $193 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 35

In the third quarter of 2020, the income tax expense was $6 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowance, partially offset by the impact of the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act).
The First Nine Months of 2021 Compared to the First Nine Months of 2020
Revenue decreased $193 million, or 1%, primarily driven by lower volume in OFS and OFE, partially offset by higher volume in TPS and DS. OFS decreased $882 million and OFE decreased $266 million, partially offset by TPS which increased $916 million and DS which increased $39 million.
Total segment operating income increased $399 million. The increase was driven by TPS which increased $232 million, OFS which increased $160 million, and OFE which increased $49 million, partially offset by DS which decreased $42 million.
Oilfield Services
OFS revenue of $6,976 million decreased $882 million, or 11%, in the first nine months of 2021 compared to the first nine months of 2020, as a result of decreased activity internationally and in North America as evidenced by the decrease in the worldwide rig count. North America revenue was $2,031 million in the first nine months of 2021, a decrease of $150 million from the first nine months of 2020. International revenue was $4,945 million in the first nine months of 2021, a decrease of $732 million from the first nine months of 2020, mainly driven by the Middle East region.
OFS segment operating income was $505 million in the first nine months of 2021 compared to $345 million in the first nine months of 2020. The increase in income was primarily driven by increased cost productivity as a result of cost efficiencies and restructuring actions, partially offset by lower volume and unfavorable business mix.
Oilfield Equipment
OFE revenue of $1,867 million decreased $266 million, or 12%, in the first nine months of 2021 compared to the first nine months of 2020. The decrease was primarily driven by lower volume in the subsea drilling systems and surface pressure control projects businesses, and from the disposition of the surface pressure control flow business in the fourth quarter of 2020, partially offset by higher volume in the flexible pipe business.
OFE segment operating income was $45 million in the first nine months of 2021 compared to segment operating loss of $4 million in the first nine months of 2020. The increase in income was primarily driven by increased cost productivity from our cost-out programs.
Turbomachinery & Process Solutions
TPS revenue of $4,675 million increased $916 million, or 24%, in the first nine months of 2021 compared to the first nine months of 2020. The increase was primarily driven by higher equipment volume. Equipment revenue was up 50% and service revenue was up 8% when compared to the prior year. Equipment revenue in the period represented 47% and service revenue represented 53% of total segment revenue.
TPS segment operating income was $705 million in the first nine months of 2021 compared to $473 million in the first nine months of 2020. The increase in income was driven primarily by higher volume and increased cost productivity, partially offset by unfavorable business mix.
Digital Solutions
DS revenue of $1,499 million increased $39 million, or 3%, in the first nine months of 2021 compared to the first nine months of 2020, mainly driven by volume increases in Process & Pipeline Services and Waygate Technologies, partially offset by declines in the Nexus Controls business.
DS segment operating income was $75 million in the first nine months of 2021 compared to $117 million in the first nine months of 2020. The decrease in profitability was primarily driven by decreased cost productivity.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 36

Corporate
In the first nine months of 2021, corporate expenses were $324 million compared to $353 million in the first nine months of 2020. The decrease of $29 million was primarily driven by lower expenses related to cost efficiencies and restructuring actions.
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
Restructuring, Impairment and Other
In the first nine months of 2021, we recognized $219 million of restructuring, impairment and other charges, primarily related to initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs. For the first nine months of 2020, we recognized $1,637 million of restructuring, impairment and other charges, primarily related to product line rationalization and headcount reductions in certain geographical locations to align our workforce with expected activity levels and market conditions.
Other Non-Operating Loss, Net
In the first nine months of 2021, we incurred $791 million of other non-operating losses. Included in this amount were losses of $955 million related to marking our investment in C3.ai to fair value, partially offset by the reversal of current accruals of $121 million due to the settlement of certain legal matters. For the first nine months of 2020, we incurred $367 million of other non-operating losses. Included in this amount was a loss of $217 million related to the sale of our rod lift systems business in the second quarter of 2020, and a loss of $129 million related to the disposition of our surface pressure control flow business.
Interest Expense, Net
In the first nine months of 2021, we incurred interest expense, net of interest income, of $205 million, which increased $10 million compared to the first nine months of 2020, driven by lower interest income.
Income Taxes
In the first nine months of 2021, the provision for income taxes was $406 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
In the first nine months of 2020, the income tax benefit was $10 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses with no tax benefit due to valuation allowances, partially offset by the impact of the CARES act.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics since the first quarter of 2020, we continue to maintain solid financial strength and liquidity. At September 30, 2021, we had cash and cash equivalents of $3.9 billion compared to $4.1 billion at December 31, 2020. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At September 30, 2021, we had no borrowings outstanding under the revolving credit facility, our commercial paper program or our uncommitted lines of credit. Our next debt maturity is December 2022.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 37

Cash and cash equivalents includes $11 million and $44 million of cash held on behalf of GE at September 30, 2021 and December 31, 2020, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $1.2 billion and $1 billion while our foreign subsidiaries held approximately $2.7 billion and $3.1 billion of our cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively. A substantial portion of the cash held by foreign subsidiaries at September 30, 2021 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
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
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At September 30, 2021, we were in compliance with all debt covenants.
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
During the nine months ended September 30, 2021, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, the payment of dividends and distributions to noncontrolling interests, and repurchases of our common stock. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2021	2020
Operating activities	$1,600	$927
Investing activities	(212)	(551)
Financing activities	(1,585)	494
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
Cash flows from operating activities generated cash of $1,600 million and $927 million for the nine months ended September 30, 2021 and 2020, respectively.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 38

For the nine months ended September 30, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, and loss on equity securities) and working capital, which includes contract and other deferred assets. Net working capital cash generation was $470 million for the nine months ended September 30, 2021, mainly due to receivables, inventory, and contract assets, partially offset by progress collections, as we continue to improve our working capital processes. Restructuring and GE separation related payments were $210 million for the nine months ended September 30, 2021.
For the nine months ended September 30, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, impairments, loss on sale of business, and write-down of assets held for sale) and working capital, which includes contract and other deferred assets. Net working capital generation was $255 million for the nine months ended September 30, 2020, mainly due to positive customer progress collections, partially offset by higher inventory to deliver the volume for TPS equipment contracts in the second half of the year. We also used working capital from net negative receivables and payables as a result of lower revenues. Restructuring and GE separation related payments were $480 million for the nine months ended September 30, 2020.
Investing Activities
Cash flows from investing activities used cash of $212 million and $551 million for the nine months ended September 30, 2021 and 2020, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $590 million and $801 million for the nine months ended September 30, 2021 and 2020, respectively. Proceeds from the sale of property, plant and equipment were $178 million and $141 million for the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, we sold approximately 2.2 million shares of C3.ai Class A common stock and received proceeds of $145 million, which is reported as an other investing activity.
Financing Activities
Cash flows from financing activities used cash of $1,585 million and generated cash of $494 million for the nine months ended September 30, 2021 and 2020, respectively.
We had net repayments of debt and other borrowings of $60 million and $170 million for the nine months ended September 30, 2021 and 2020, respectively. In addition, in April 2021 we repaid $832 million (£600 million) of commercial paper originally issued in May 2020 under the COVID Corporate Financing Facility established by the Bank of England. In May 2020, we received proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 2030.
We paid dividends of $436 million to our Class A shareholders, and we made a distribution of $127 million to GE during the nine months ended September 30, 2021. We paid dividends of $359 million to our Class A shareholders, and we made a distribution of $199 million to GE during the nine months ended September 30, 2020.
On July 30, 2021, our Board of Directors authorized each of the Company and BHH LLC to repurchase up to $2 billion of its Class A common stock and LLC Units, respectively. During the three months ended September 30, 2021, the Company and BHH LLC repurchased and canceled 4.4 million shares of Class A common stock and LLC Units, respectively, for a total of $106 million.
Cash Requirements
For the remainder of 2021, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and the availability to issue debt under our existing shelf registrations will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, dividends and repurchases of our common stock, and support the development of our short-
Baker Hughes Company 2021 Third Quarter Form 10-Q | 39

term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of September 30, 2021, no single customer accounted for more than 10% of our gross trade receivables.
International operations: Our cash that is held outside the U.S. is 70% of the total cash balance as of September 30, 2021. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Company 2021 Third Quarter Form 10-Q | 40

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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 41

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
July 1-31, 2021	3,480	$22.36	—	$2,018,690,655
August 1-31, 2021	4,846	$22.16	—	$2,018,690,655
September 1-30, 2021	4,800,007	$24.05	4,796,931	$1,903,331,222
Total	4,808,333	$24.04	4,796,931
(1)Represents Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and shares purchased in the open market under our publicly announced program.
(2)Average price paid for Class A common stock purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock units and shares purchased in the open market under our publicly announced purchase program.
(3)On July 30, 2021, our Board of Directors authorized the Company to repurchase up to $2 billion of its Class A common stock. On September 9, 2021, we entered into a purchase plan, that complied with Rule 10b5-1 of the Exchange Act (the "10b5-1 Plan"). Under the 10b5-1 Plan, the agent repurchased a number of our Class A common stock determined under the terms of the 10b5-1 Plan each trading day based on the trading price of the stock on that day.
(4)During the three months ended September 30, 2021, we repurchased and subsequently canceled 4.8 million shares of Class A common stock at an average price of $24.05 per share for a total of $115 million. This includes 0.4 million of Class A common stock totaling $9 million that were repurchased but settlement and cancellation had not occurred as of September 30, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.
Baker Hughes Company 2021 Third Quarter Form 10-Q | 42

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

Baker Hughes Company 2021 Third Quarter Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 22, 2021	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 22, 2021	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Company 2021 Third Quarter Form 10-Q | 44