Form 10-Q
period 2022-06-30
Baker Hughes Co
filed 2022-07-21
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☑
As of July 14, 2022, the registrant had outstanding 1,011,754,323 shares of Class A Common Stock, $0.0001 par value per share and 7,000,000 shares of Class B Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2022 Second Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Revenue:
Sales of goods	$2,817	$3,078	$5,626	$6,014
Sales of services	2,230	2,064	4,256	3,910
Total revenue	5,047	5,142	9,882	9,924

Costs and expenses:
Cost of goods sold	2,495	2,674	4,862	5,208
Cost of services sold	1,582	1,492	3,081	2,882
Selling, general and administrative	624	642	1,245	1,229
Restructuring, impairment and other	362	125	423	205
Separation related	9	15	18	42
Total costs and expenses	5,072	4,948	9,629	9,566
Operating income (loss)	(25)	194	253	358
Other non-operating loss, net	(570)	(63)	(597)	(689)
Interest expense, net	(60)	(65)	(124)	(138)
Income (loss) before income taxes	(655)	66	(468)	(469)
Provision for income taxes	(182)	(143)	(289)	(213)
Net loss	(837)	(77)	(757)	(682)
Less: Net income (loss) attributable to noncontrolling interests	2	(9)	10	(162)
Net loss attributable to Baker Hughes Company	$(839)	$(68)	$(767)	$(520)

Per share amounts:
Basic & diluted loss per Class A common stock	$(0.84)	$(0.08)	$(0.79)	$(0.67)

Cash dividend per Class A common stock	$0.18	$0.18	$0.36	$0.36
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net loss	$(837)	$(77)	$(757)	$(682)
Less: Net income (loss) attributable to noncontrolling interests	2	(9)	10	(162)
Net loss attributable to Baker Hughes Company	(839)	(68)	(767)	(520)
Other comprehensive income (loss):
Foreign currency translation adjustments	(170)	158	(153)	107
Cash flow hedges	—	(16)	1	(11)
Benefit plans	24	50	32	53
Other comprehensive income (loss)	(146)	192	(120)	149
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	39	(2)	28
Other comprehensive income (loss) attributable to Baker Hughes Company	(144)	153	(118)	121
Comprehensive income (loss)	(983)	115	(877)	(533)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	30	8	(134)
Comprehensive income (loss) attributable to Baker Hughes Company	$(983)	$85	$(885)	$(399)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,928	$3,853
Current receivables, net	5,572	5,651
Inventories, net	4,052	3,979
All other current assets	1,647	1,582
Total current assets	14,199	15,065
Property, plant and equipment (net of accumulated depreciation of $5,082 and $5,003)	4,531	4,877
Goodwill	5,741	5,959
Other intangible assets, net	4,049	4,131
Contract and other deferred assets	1,547	1,598
All other assets	2,913	2,943
Deferred income taxes	773	735
Total assets	$33,753	$35,308
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,764	$3,745
Current portion of long-term debt	34	40
Progress collections and deferred income	3,289	3,232
All other current liabilities	2,288	2,111
Total current liabilities	9,375	9,128
Long-term debt	6,625	6,687
Deferred income taxes	191	127
Liabilities for pensions and other postretirement benefits	996	1,110
All other liabilities	1,480	1,510
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 1,012 and 909 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, 7 and 117 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Capital in excess of par value	28,598	27,375
Retained loss	(10,927)	(10,160)
Accumulated other comprehensive loss	(2,789)	(2,385)
Baker Hughes Company equity	14,882	14,830
Noncontrolling interests	204	1,916
Total equity	15,086	16,746
Total liabilities and equity	$33,753	$35,308
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$—	$27,375	$(10,160)	$(2,385)	$1,916	$16,746
Comprehensive loss:
Net income (loss)			(767)		10	(757)
Other comprehensive loss				(118)	(2)	(120)
Dividends on Class A common stock ($0.36 per share)		(354)				(354)
Distributions to GE					(15)	(15)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		1,947		(287)	(1,660)	—
Repurchase and cancellation of Class A common stock		(458)		1	(5)	(462)
Stock-based compensation cost		102				102
Other		(14)			(40)	(54)
Balance at June 30, 2022	$—	$28,598	$(10,927)	$(2,789)	$204	$15,086

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$—	$28,351	$(10,088)	$(2,559)	$743	$16,447
Comprehensive loss:
Net income (loss)			(839)		2	(837)
Other comprehensive loss				(144)	(2)	(146)
Dividends on Class A common stock ($0.18 per share)		(182)				(182)
Distributions to GE					(1)	(1)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		590		(86)	(504)	—
Repurchase and cancellation of Class A common stock		(225)			(1)	(226)
Stock-based compensation cost		50				50
Other		14			(33)	(19)
Balance at June 30, 2022	$—	$28,598	$(10,927)	$(2,789)	$204	$15,086
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2022 Second Quarter Form 10-Q | 4

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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net loss	$(757)	$(682)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	551	570
Loss on assets held for sale	426	—
Loss on equity securities	112	815
Property, plant and equipment impairment, net	41	22
Inventory impairment	31	—
Changes in operating assets and liabilities:
Current receivables	(360)	267
Inventories	(408)	119
Accounts payable	185	71
Progress collections and deferred income	624	2
Contract and other deferred assets	(122)	112
Other operating items, net	70	(112)
Net cash flows from operating activities	393	1,184
Cash flows from investing activities:
Expenditures for capital assets	(494)	(392)
Proceeds from disposal of assets	143	91
Other investing items, net	(79)	171
Net cash flows used in investing activities	(430)	(130)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(15)	(45)
Repayment of commercial paper	—	(832)
Dividends paid	(354)	(280)
Distributions to GE	(15)	(95)
Repurchase of Class A common stock	(462)	—
Other financing items, net	(22)	(33)
Net cash flows used in financing activities	(868)	(1,285)
Effect of currency exchange rate changes on cash and cash equivalents	(20)	12
Decrease in cash and cash equivalents	(925)	(219)
Cash and cash equivalents, beginning of period	3,853	4,132
Cash and cash equivalents, end of period	$2,928	$3,913
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$282	$48
Interest paid	$140	$157
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company ("Baker Hughes", "the Company", "we", "us", or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We are a holding company and have no material assets other than our 99.3% ownership interest in our operating company, Baker Hughes Holdings LLC ("BHH LLC"), and certain intercompany and tax related balances. BHH LLC is a Securities and Exchange Commission ("SEC") Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
We hold a majority economic interest in BHH LLC and conduct and exercise full control over all activities of BHH LLC without the approval of any other member. Accordingly, we consolidate the financial results of BHH LLC and report a noncontrolling interest in our condensed consolidated financial statements for the economic interest held by General Electric ("GE"). As of June 30, 2022, GE's economic interest in BHH LLC was 0.7%. See "Note 11. Equity" for further information.
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
Cash and Cash Equivalents
As of June 30, 2022 and December 31, 2021, we had $664 million and $601 million, respectively, of cash held in bank accounts that cannot be readily released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2022	2021	2022	2021
U.S.	$1,221	$1,085	$2,325	$2,138
Non-U.S.	3,826	4,057	7,557	7,786
Total	$5,047	$5,142	$9,882	$9,924
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2022 and 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $24.3 billion and $23.8 billion, respectively. As of June 30, 2022, we expect to recognize revenue of approximately 54%, 67% and 86% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2022	December 31, 2021
Customer receivables	$4,692	$4,724
Related parties	19	481
Other	1,215	846
Total current receivables	5,926	6,051
Less: Allowance for credit losses	(354)	(400)
Total current receivables, net	$5,572	$5,651
Customer receivables are recorded at the invoiced amount. Related parties as of December 31, 2021 consists of amounts owed to us primarily by GE. As of June 30, 2022, GE is no longer considered a related party. See "Note 15. Related Party Transactions" for further information. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, amounts owed from GE for certain tax matters indemnified pursuant to the Tax Matters Agreement, and customer retentions.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. INVENTORIES
Inventories, net of reserves of $415 million and $374 million as of June 30, 2022 and December 31, 2021, respectively, are comprised of the following:

	June 30, 2022	December 31, 2021
Finished goods	$2,156	$2,228
Work in process and raw materials	1,896	1,751
Total inventories, net	$4,052	$3,979
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2020, gross	$15,656	$4,162	$2,234	$2,452	$24,504
Accumulated impairment at December 31, 2020	(14,117)	(4,156)	—	(254)	(18,527)
Balance at December 31, 2020	1,539	6	2,234	2,198	5,977
Currency exchange and others	10	(3)	(62)	37	(18)
Balance at December 31, 2021	1,549	3	2,172	2,235	5,959
Currency exchange and others	4	—	(57)	(4)	(57)
Total	1,553	3	2,115	2,231	5,902
Classified as held for sale (1)	(161)	—	—	—	(161)
Balance at June 30, 2022	$1,392	$3	$2,115	$2,231	$5,741
(1)The reduction in Oilfield Services ("OFS") goodwill relates to transferring our OFS Russia business to held for sale. See "Note 18. Business Held for Sale" for more information.
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
During the second quarter of 2022, we completed a review to assess whether indicators of impairment existed. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,887	$(759)	$1,128	$1,922	$(752)	$1,170
Technology	1,110	(763)	347	1,090	(747)	343
Trade names and trademarks	290	(173)	117	292	(169)	123
Capitalized software	1,312	(1,057)	255	1,311	(1,057)	254
Finite-lived intangible assets	4,599	(2,752)	1,847	4,615	(2,725)	1,890
Indefinite-lived intangible assets	2,202	—	2,202	2,241	—	2,241
Total intangible assets	$6,801	$(2,752)	$4,049	$6,856	$(2,725)	$4,131
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended June 30, 2022 and 2021 was $55 million and $65 million, respectively, and $110 million and $134 million for the six months ended June 30, 2022 and 2021, respectively.
Estimated amortization expense for the remainder of 2022 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2022	$110
2023	210
2024	196
2025	155
2026	108
2027	85
Baker Hughes Company 2022 Second Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	June 30, 2022	December 31, 2021
Long-term product service agreements	$435	$589
Long-term equipment contracts (1)	952	825
Contract assets (total revenue in excess of billings)	1,387	1,414
Deferred inventory costs	128	156
Non-recurring engineering costs	32	28
Contract and other deferred assets	$1,547	$1,598
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended June 30, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $17 million and $9 million, respectively, and $13 million and $9 million during the six months ended June 30, 2022 and 2021, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2022	December 31, 2021
Progress collections	$3,173	$3,108
Deferred income	116	124
Progress collections and deferred income (contract liabilities)	$3,289	$3,232
Revenue recognized during the three months ended June 30, 2022 and 2021 that was included in the contract liabilities at the beginning of the period was $513 million and $708 million, respectively, and $1,253 million and $1,585 million during the six months ended June 30, 2022 and 2021, respectively.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2022	2021	2022	2021
Long-term fixed lease	$63	$65	$126	$128
Long-term variable lease	13	8	22	16
Short-term lease	114	110	224	210
Total operating lease expense	$190	$183	$372	$354
Baker Hughes Company 2022 Second Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2022 and 2021.
The weighted-average remaining lease term as of June 30, 2022 and December 31, 2021 was approximately nine years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2022 and December 31, 2021 was 3.2% and 3.3%, respectively.
NOTE 9. BORROWINGS
The Company's borrowings are comprised of the following:

	June 30, 2022	December 31, 2021
Current borrowings
Other borrowings	$34	$40

Long-term borrowings
1.231% Senior Notes due December 2023	648	647
8.55% Debentures due June 2024	116	118
2.061% Senior Notes due December 2026	597	597
3.337% Senior Notes due December 2027	1,294	1,335
6.875% Notes due January 2029	276	279
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,289	1,292
4.080% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	49	63
Total long-term borrowings	6,625	6,687
Total borrowings	$6,659	$6,727
The estimated fair value of total borrowings at June 30, 2022 and December 31, 2021 was $6,109 million and $7,328 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At June 30, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2022, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,577 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2022, we were in compliance with all debt covenants.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 10. INCOME TAXES
For the three and six months ended June 30, 2022, the provision for income taxes was $182 million and $289 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S.
For the three and six months ended June 30, 2021, the provision for income taxes was $143 million and $213 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
NOTE 11. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares outstanding of Class A and Class B common stock as of June 30, 2022 is 1,012 million and 7 million, respectively. We have not issued any preferred stock. GE owns all the issued and outstanding Class B common stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. GE is entitled through their ownership of BHH LLC common units ("LLC Units") to receive distributions on an equal amount of any dividend paid by the Company.
In 2021, our Board of Directors authorized each of the Company and BHH LLC to repurchase up to $2 billion of its Class A common stock and LLC Units, respectively. We expect to fund the repurchase program from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2022, the Company and BHH LLC repurchased and canceled 6.7 million and 14.8 million shares of Class A common stock and LLC Units, each for $226 million and $462 million, representing an average price per share of $33.77 and $31.13, respectively. For the three months ended June 30, 2022, this includes 0.2 million shares totaling $8 million that were repurchased in March 2022 but not settled and cancelled until April 2022. At June 30, 2022, the Company and BHH LLC had authorization remaining to repurchase up to approximately $1.1 billion of its Class A common stock and LLC Units, respectively.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2022	2021	2022	2021
Balance at January 1	909,142	723,999	116,548	311,433
Issue of shares upon vesting of restricted stock units (1)	6,057	4,881	—	—
Issue of shares on exercises of stock options (1)	1,427	261	—	—
Issue of shares for employee stock purchase plan	986	1,315	—	—
Exchange of Class B common stock for Class A common stock (2)	109,548	97,406	(109,548)	(97,406)
Repurchase and cancellation of Class A common stock	(14,825)	—	—	—
Balance at June 30	1,012,335	827,863	7,000	214,027
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,125)	$(10)	$(250)	$(2,385)
Other comprehensive income (loss) before reclassifications	(188)	(1)	27	(162)
Amounts reclassified from accumulated other comprehensive loss	35	2	12	49
Deferred taxes	—	—	(7)	(7)
Other comprehensive income (loss)	(153)	1	32	(120)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
Less: Reallocation of AOCL based on change in ownership of LLC Units	255	1	30	286
Balance at June 30, 2022	$(2,531)	$(10)	$(248)	$(2,789)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(1,464)	$3	$(317)	$(1,778)
Other comprehensive income (loss) before reclassifications	107	(5)	30	132
Amounts reclassified from accumulated other comprehensive loss	—	(6)	21	15
Deferred taxes	—	—	2	2
Other comprehensive income (loss)	107	(11)	53	149
Less: Other comprehensive income (loss) attributable to noncontrolling interests	20	(2)	10	28
Less: Reallocation of AOCL based on change in ownership of LLC Units	202	(1)	43	244
Balance at June 30, 2021	$(1,579)	$(5)	$(317)	$(1,901)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2022 and 2021 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments (see "Note 17. Restructuring, Impairment, and Other" for additional details).
Baker Hughes Company 2022 Second Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net loss	$(837)	$(77)	$(757)	$(682)
Less: Net income (loss) attributable to noncontrolling interests	2	(9)	10	(162)
Net loss attributable to Baker Hughes Company	$(839)	$(68)	$(767)	$(520)

Weighted average shares outstanding:
Class A basic & diluted	1,001	806	970	773
Net loss per share attributable to common stockholders:
Class A basic & diluted	$(0.84)	$(0.08)	$(0.79)	$(0.67)
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share ("EPS") above. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock for the three months ended June 30, 2022 and 2021 were 21 million and 236 million, respectively, and 54 million and 267 million for the six months ended June 30, 2022 and 2021, respectively. The basic weighted average shares outstanding for both our Class A and Class B common stock combined for the three months ended June 30, 2022 and 2021 were 1,022 million and 1,042 million, respectively, and 1,024 million and 1,041 million for the six months ended June 30, 2022 and 2021, respectively.
Under the Exchange Agreement between GE and us, GE is entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three and six months ended June 30, 2022 and 2021, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive.
For the three and six months ended June 30, 2022 and 2021, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$39	$—	$39	$—	$29	$—	$29
Investment securities	952	6	7	965	1,033	—	8	1,041
Total assets	952	45	7	1,004	1,033	29	8	1,070

Liabilities
Derivatives	—	(91)	—	(91)	—	(49)	—	(49)
Total liabilities	$—	$(91)	$—	$(91)	$—	$(49)	$—	$(49)
There were no transfers to, or from, Level 3 during the six months ended June 30, 2022.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2022	2021
Balance at January 1	$8	$30
Proceeds at maturity	(1)	(22)
Balance at June 30	$7	$8
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

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$60	$—	$(7)	$53	$8	$—	$—	$8
Equity securities	569	344	(1)	912	579	455	(1)	1,033
Total	$629	$344	$(8)	$965	$587	$455	$(1)	$1,041
(1)Losses recorded to earnings related to these securities were $130 million and $26 million for the three months ended June 30, 2022 and 2021, respectively, and $118 million and $813 million for the six months ended June 30, 2022 and 2021, respectively.
(2)As of June 30, 2022, $46 million is classified as trading securities and $7 million is classified as available for sale securities and mature within one year. As of December 31, 2021 our non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of June 30, 2022 and December 31, 2021, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $158 million and $270 million, respectively, and
Baker Hughes Company 2022 Second Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ADNOC Drilling of $741 million. We measured our investments to fair value based on quoted prices in active markets.
As of June 30, 2022 and December 31, 2021, our investment in C3 AI consists of 8,650,476 shares, of C3 AI Class A common stock ("C3 AI Shares"). There were no C3 AI Shares sold during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we sold approximately 2.2 million of C3 AI Shares and received proceeds of $145 million. For the three months ended June 30, 2022 and 2021, we recorded a loss of $38 million and $27 million, respectively, and for the six months ended June 30, 2022 and 2021, we recorded a loss of $112 million and $815 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of June 30, 2022 and December 31, 2021, our investment in ADNOC Drilling consists of 800,000,000 shares. For the three and six months ended June 30, 2022, we recorded a loss of $85 million and nil, respectively, from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of June 30, 2022 and December 31, 2021, $965 million and $1,041 million of total investment securities are recorded in "All other current assets," respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2022 and December 31, 2021 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(3)	$—	$(3)
Interest rate swap contracts	—	(51)	—	(10)

Derivatives not accounted for as hedges
Currency exchange contracts and other	39	(37)	29	(36)
Total derivatives	$39	$(91)	$29	$(49)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2022 and December 31, 2021, $39 million and $28 million of derivative assets are recorded in "All other current assets" and nil and $1 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of June 30, 2022 and December 31, 2021, $40 million and $39 million of derivative liabilities are recorded in "All other current liabilities" and $51 million and $10 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income", or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 11. Equity" for further information on activity in AOCI for cash flow hedges. As of June 30, 2022 and December 31, 2021, the maximum term of derivative instruments that hedge forecasted transactions was one year.
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
As of June 30, 2022 and December 31, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Currency exchange contracts (1)	Cost of goods sold	$(8)	$(3)	$(10)	$9
Currency exchange contracts	Cost of services sold	11	(11)	14	(8)
Commodity derivatives	Cost of goods sold	(6)	3	3	5
Other derivatives	Other non-operating loss, net	2	—	2	—
Total (2)		$(1)	$(11)	$9	$6
(1)Excludes losses of $1 million and nil on embedded derivatives for the three months ended June 30, 2022 and 2021, respectively, and nil and a gain of $3 million during the six months ended June 30, 2022 and 2021, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $4.3 billion and $3.9 billion at June 30, 2022 and December 31, 2021, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 19

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue	2022	2021	2022	2021
Oilfield Services	$2,689	$2,358	$5,178	$4,558
Oilfield Equipment	541	637	1,070	1,264
Turbomachinery & Process Solutions	1,293	1,628	2,637	3,113
Digital Solutions	524	520	997	989
Total	$5,047	$5,142	$9,882	$9,924
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating loss, corporate expenses, restructuring, impairment and other charges, inventory impairments, separation related costs and certain gains and losses not allocated to the operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Segment income (loss) before income taxes	2022	2021	2022	2021
Oilfield Services	$261	$171	$482	$315
Oilfield Equipment	(12)	28	(20)	32
Turbomachinery & Process Solutions	218	220	443	427
Digital Solutions	18	25	33	49
Total segment	485	444	938	824
Corporate	(108)	(111)	(213)	(219)
Inventory impairment (1)	(31)	—	(31)	—
Restructuring, impairment and other	(362)	(125)	(423)	(205)
Separation related	(9)	(15)	(18)	(42)
Other non-operating loss, net	(570)	(63)	(597)	(689)
Interest expense, net	(60)	(65)	(124)	(138)
Income (loss) before income taxes	$(655)	$66	$(468)	$(469)
(1)Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
Baker Hughes Company 2022 Second Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment depreciation and amortization	2022	2021	2022	2021
Oilfield Services	$201	$195	$402	$396
Oilfield Equipment	20	26	41	58
Turbomachinery & Process Solutions	29	30	58	60
Digital Solutions	20	22	41	43
Total segment	270	273	542	558
Corporate	5	5	9	12
Total	$275	$278	$551	$570
NOTE 15. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
We have had continuing involvement with GE primarily through their ownership interest in us and BHH LLC, ongoing purchases and sales of products and services, and transition services that they provide. During the second quarter of 2022, their ownership interest in us and BHH LLC was reduced to 4.4% from 11.4% in the first quarter of 2022. As a result, considering all aspects of our relationship with GE, as of June 30, 2022, we no longer consider GE a related party. Below we provide our disclosures for purchases and sales with GE through June 30, 2022.
During the three months ended June 30, 2022 and 2021, we had purchases with GE and its affiliates of $149 million and $179 million, respectively, and $293 million and $335 million during the six months ended June 30, 2022 and 2021, respectively. In addition, during the three months ended June 30, 2022 and 2021, we sold products and services to GE and its affiliates for $47 million and $37 million, respectively, and $83 million and $86 million during the six months ended June 30, 2022 and 2021, respectively.
OTHER RELATED PARTIES
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV nor does GE. We had purchases with the Aero JV of $145 million and $128 million during the three months ended June 30, 2022 and 2021, respectively, and $253 million and $287 million during the six months ended June 30, 2022 and 2021, respectively. We have $58 million and $86 million of accounts payable at June 30, 2022 and December 31, 2021, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three and six months ended June 30, 2022 and 2021.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 21

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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts").  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company’s financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company’s subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due. At this time, we are not able to predict the outcome of this proceeding.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 22

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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 23

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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $4.5 billion at June 30, 2022. It is not practicable to estimate the fair value of these financial instruments. As of June 30, 2022, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $362 million and $423 million during the three and six months ended June 30, 2022, respectively, and $125 million and $205 million during the three and six months ended June 30, 2021, respectively.
RESTRUCTURING AND IMPAIRMENT
We recorded restructuring and impairment charges of $25 million and $29 million for the three and six months ended June 30, 2022, respectively. These charges were predominantly in our OFS segment primarily for employee-related termination expenses from reducing our headcount and include any gains on the dispositions of certain property, plant and equipment ("PP&E") previously impaired as a consequence of exit activities.
We recorded restructuring and impairment charges of $65 million and $130 million for the three and six months ended June 30, 2021, respectively. These charges were predominately in our OFS and TPS segments and related primarily to employee termination expenses from reducing our headcount, and product line rationalization, including facility closures and related expenses such as PP&E impairments, partially offset by any gains on the dispositions of certain property, PP&E previously impaired as a consequence of exit activities.
OTHER
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $337 million and $395 million for the three and six months ended June 30, 2022, respectively, and $60 million and $75 million for the three and six months ended June 30, 2021, respectively.
Other charges for the three and six months ended June 30, 2022 were primarily associated with our Russia operations. As a result of the ongoing conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom, European Union, and other countries enacted sanctions against Russia
Baker Hughes Company 2022 Second Quarter Form 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
and certain Russian interests. As previously announced on March 19, 2022, we suspended any new investments in our Russia operations but attempted to continue to fulfill our contractual obligations while complying with all applicable laws and regulations.
Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which have continued to make ongoing operations increasingly complex and significantly more challenging. As a result, in the second quarter of 2022, we committed to a plan to sell our Oilfield Services Russia business. See “Note 18. Business Held for Sale” for further information. Given that some of our activities are prohibited under applicable sanctions and almost all of our activities are unsustainable in the current environment, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million primarily associated with the suspension of contracts including all our TPS LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments of $31 million primarily in TPS as part of suspending our Russia operations, which are reported in the “Cost of goods sold” caption in the consolidated condensed statement of income (loss). After these actions, we have an immaterial amount of net assets remaining in Russia.
Other charges for the three and six months ended June 30, 2021 were primarily related to certain litigation matters in our TPS segment and the release of foreign currency translation adjustments for certain restructured product lines in our DS segment.
NOTE 18. BUSINESS HELD FOR SALE
The Company classifies assets and liabilities as held for sale (“disposal group”) when management commits to a plan to sell the disposal group and concludes that it meets the relevant criteria. Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale.
As of June 30, 2022, the OFS Russia business met the criteria to be classified as held for sale and was measured and reported at the lower of the carrying value or fair value less cost to sell which resulted in the recognition of a loss of $426 million, which includes foreign currency translation adjustment gains partially offset by costs associated with selling the business, and is recorded in “Other non-operating loss, net” in our condensed consolidated statements of income (loss). We expect to complete the sale by the end of 2022 subject to regulatory approval.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents financial information related to the assets and liabilities of our OFS Russia business that was classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our condensed consolidated statement of financial position as of June 30, 2022.

Assets and liabilities of business held for sale	June 30, 2022
Assets
Current receivables	$88
Inventories	76
Property, plant and equipment	171
Goodwill	161
Other assets	22
Loss on net assets of business held for sale	(426)
Total assets of business held for sale	92

Liabilities
Accounts payable	65
Other liabilities	27
Total liabilities of business held for sale	92
Total net assets of business held for sale	$—
Baker Hughes Company 2022 Second Quarter Form 10-Q | 26

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
As we look to the second half of 2022 and into 2023, the oil markets face an unusual set of circumstances and challenges. Demand outlook for the next 12 to 18 months is deteriorating, as inflation erodes consumer purchasing power and central banks raise interest rates to combat inflation. However, due to years of underinvestment globally and the potential need to replace Russian barrels, broader oil supply constraints can realistically keep commodity prices at elevated levels even in a scenario of lower demand. As a result, we believe the outlook for oil prices remains volatile, but still supportive of strong activity levels as higher spending is required to re-order the global energy map and likely offsets demand destruction in most recessionary scenarios.
In the natural gas market, the re-drawing of the energy map is having an even greater impact, with sustained high prices, higher offtake contracting activity, and a growing pipeline of major LNG projects that seem likely to reach final investment decision. We remain very positive on the outlook for natural gas and its place in the global energy mix. We also believe that a significant increase in natural gas and LNG infrastructure investment is required over the next five to ten years in order to make natural gas a more affordable and reliable baseload fuel source that can be paired with intermittent renewable power sources.
Against this uncertain macro backdrop, Baker Hughes is preparing for all scenarios and will continue to execute on our long-term strategy. If the global economy experiences further turbulence and commodity price volatility, we believe our balanced portfolio of short and long cycle businesses should still enable us to generate strong free cash flow (a non-GAAP measure defined as cash flows from operating activities less expenditures for capital assets plus the proceeds from disposal of assets) and allow us to maintain our policy of returning cash to shareholders. In addition to a strong backlog that affords cash flow visibility, our balance sheet allows us to invest opportunistically, either through share buybacks or strategic acquisition opportunities.
From an operational and strategic perspective, we were active over the first half of the year. We have executed on a number of small scale acquisitions and new energy investments such as Mosaic Materials, NET Power, and HIF Global. We announced an agreement to acquire Altus Intervention, a leading international provider of well intervention services and downhole technology which will complement OFS' existing portfolio. The Altus transaction is expected to close in the second half of the year. We also recently reached an agreement with GE for the sale of our Nexus Controls product line. GE will continue to provide Baker Hughes with GE’s MarkTM controls products currently in the Nexus Controls portfolio, and Baker Hughes will be the exclusive supplier and service provider of such GE products for its oil and gas customers’ control needs. The transaction is expected to close in the second quarter of 2023.
In the second quarter of 2022, we generated revenue of $5,047 million compared to $5,142 million in the second quarter of 2021. The decrease in revenue was driven primarily by lower volume in the TPS and OFE segments, partially offset by increased activity in the OFS segment. Loss before income taxes was $655 million for the second quarter of 2022, which included restructuring, impairment and other charges of $362 million, inventory impairment charges of $31 million, and also included a loss on our OFS Russia business held for sale of $426 million, and a loss of $123 million from the change in fair value on certain equity securities, both recorded as other non-operating loss. In the second quarter of 2021, income before income taxes was $66 million, which included restructuring, impairment and other charges of $125 million, and also included a $27 million loss from the change in fair value on certain equity securities, recorded as other non-operating loss.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 27

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. As we announced on March 19, 2022, we suspended any new investments for our Russia operations. Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which have continued to make ongoing operations increasingly complex and significantly more challenging. As a result, in the second quarter of 2022, we committed to a plan to sell our OFS Russia business. Looking ahead, we are required to maintain our operating costs in the country until we reach a resolution for our Russian operations. In addition, we took actions to suspend substantially all of our operational activities related to Russia across the Company including suspending work on equipment and service contracts in Russia. Russia represented approximately 1% and 3% of our total revenue for the three and six months ended June 30, 2022, respectively.
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
CORPORATE RESPONSIBILITY
We believe we have an important role to play in society as an industry leader and partner. We view environmental, social, and governance as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon emissions from our operations by 50% by 2030, achieving net zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2021 Corporate Responsibility report a 23% reduction in our Scope 1 and 2 carbon emissions compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and six months ended June 30, 2022 and 2021, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 28

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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Brent oil price ($/Bbl) (1)	$113.84	$68.98	$107.20	$64.95
WTI oil price ($/Bbl) (2)	108.83	66.19	102.01	62.21
Natural gas price ($/mmBtu) (3)	7.50	2.95	6.08	3.22
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Oil and natural gas prices increased during the three and six months ended June 30, 2022 largely driven by supply constraints which has also been amplified as a result of recent geopolitical events.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a low of $97.92/Bbl in April 2022 to a high of $129.20/Bbl in June 2022. For the six months ended June 30, 2022, Brent oil prices averaged $107.20/Bbl, which represented an increase of $42.25/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a low of $94.22/Bbl in April 2022 to a high of $121.94/Bbl in June 2022. For the six months ended June 30, 2022, WTI oil prices averaged $102.01/Bbl, which represented an increase of $39.80/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $7.50/mmBtu in the second quarter of 2022, representing a 154% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $5.43/mmBtu in April 2022 to a high of $9.44/mmBtu in May 2022.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 29

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
North America	827	522	58%	829	529	57%
International	816	734	11%	819	716	14%
Worldwide	1,643	1,256	31%	1,648	1,245	32%
The worldwide rig count was 1,643 for the second quarter of 2022, an increase of 31% as compared to the same period last year primarily due to an increase in North America. Within North America, the increase was primarily driven by the U.S. rig count, which was up 59% when compared to the same period last year, and an increase in the Canada rig count, which was up 57% when compared to the same period last year. Internationally, the rig count increase was driven primarily by increases in the Africa and Latin America regions of 22% and 20%, respectively.
The worldwide rig count was 1,648 for the six months ended June 30, 2022, an increase of 32% as compared to the same period last year primarily due to an increase in North America. Within North America, the increase was primarily driven by the U.S. rig count, which was up 60% when compared to the same period last year, and an increase in the Canada rig count, which was up 44% when compared to the same period last year. Internationally, the rig count increase was primarily driven by the Africa and Latin America regions of 36% and 24%, respectively.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 30

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
Orders and Remaining Performance Obligations
Orders: For the six months ended June 30, 2022, we recognized orders of $12.7 billion, an increase of $3.1 billion, or 32%, from the six months ended June 30, 2021. For the three months ended June 30, 2022, we recognized orders of $5.9 billion, an increase of $0.8 billion, or 15%, from the three months ended June 30, 2021. Equipment orders were up $0.4 billion, or 17%, and service orders were up $0.4 billion, or 14%. The increase in orders was driven by higher order intake in all segments.
Remaining Performance Obligations ("RPO"): As of June 30, 2022, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $24.3 billion. RPO decreased by $1.5 billion from the three months ended March 31, 2022, primarily due to the suspension of contracts in Russia and foreign currency exchange movements.
Revenue and Operating Income (Loss)
Revenue and operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2022	2021		2022	2021
Segment revenue:
Oilfield Services	$2,689	$2,358	$331	$5,178	$4,558	$620
Oilfield Equipment	541	637	(95)	1,070	1,264	(194)
Turbomachinery & Process Solutions	1,293	1,628	(335)	2,637	3,113	(476)
Digital Solutions	524	520	4	997	989	8
Total	$5,047	$5,142	$(95)	$9,882	$9,924	$(42)
Baker Hughes Company 2022 Second Quarter Form 10-Q | 31

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2022	2021		2022	2021
Segment operating income (loss):
Oilfield Services	$261	$171	$90	$482	$315	$167
Oilfield Equipment	(12)	28	(40)	(20)	32	(52)
Turbomachinery & Process Solutions	218	220	(2)	443	427	16
Digital Solutions	18	25	(7)	33	49	(16)
Total segment operating income	485	444	41	938	824	114
Corporate	(108)	(111)	3	(213)	(219)	6
Inventory impairment	(31)	—	(31)	(31)	—	(31)
Restructuring, impairment and other	(362)	(125)	(237)	(423)	(205)	(218)
Separation related	(9)	(15)	6	(18)	(42)	24
Operating income (loss)	(25)	194	(219)	253	358	(105)
Other non-operating loss, net	(570)	(63)	(507)	(597)	(689)	92
Interest expense, net	(60)	(65)	5	(124)	(138)	14
Income (loss) before income taxes	(655)	66	(721)	(468)	(469)	1
Provision for income taxes	(182)	(143)	(39)	(289)	(213)	(76)
Net loss	$(837)	$(77)	$(760)	$(757)	$(682)	$(75)
Segment Revenues and Segment Operating Income (Loss)
Second Quarter of 2022 Compared to the Second Quarter of 2021
Revenue decreased $95 million, or 2%, driven by lower volume in TPS and OFE, partially offset by higher volume in OFS and DS. TPS decreased $335 million and OFE decreased $95 million, partially offset by OFS which increased $331 million and DS which increased $4 million.
Total segment operating income increased $41 million. The increase was driven by OFS which increased $90 million, partially offset by OFE which decreased $40 million, DS which decreased $7 million, and TPS which decreased $2 million.
Oilfield Services
OFS revenue of $2,689 million increased $331 million, or 14%, in the second quarter of 2022 compared to the second quarter of 2021, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $857 million in the second quarter of 2022, an increase of $164 million from the second quarter of 2021. International revenue was $1,832 million in the second quarter of 2022, an increase of $166 million from the second quarter of 2021, driven by the Latin America, Middle East, Sub-Sahara Africa and Asia Pacific regions, partially offset by declines in the Russia Caspian and Europe regions.
OFS segment operating income was $261 million in the second quarter of 2022 compared to $171 million in the second quarter of 2021. The increase in income was primarily driven by higher volume, price and favorable mix, partially offset by logistics and commodity cost inflation, and cost under absorption related to Russia operations.
Oilfield Equipment
OFE revenue of $541 million decreased $95 million, or 15%, in the second quarter of 2022 compared to the second quarter of 2021. The decrease was primarily driven by lower volume in the subsea production systems and surface pressure control projects businesses, and from the removal of subsea drilling systems business from the consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the services and flexible pipe businesses.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 32

OFE segment operating loss was $12 million in the second quarter of 2022 compared to segment operating income of $28 million in the second quarter of 2021. The decrease in income was primarily driven by lower volume and decreased cost productivity.
Turbomachinery & Process Solutions
TPS revenue of $1,293 million decreased $335 million, or 21%, in the second quarter of 2022 compared to the second quarter of 2021. The decrease was primarily driven by lower equipment and projects revenue, and foreign currency translation impact. When compared to the prior year, equipment revenue was down 30%, and service revenue was down 11% driven by suspension of contracts related to Russia. Equipment revenue in the quarter represented 42% and service revenue represented 58% of total segment revenue.
TPS segment operating income was $218 million in the second quarter of 2022 compared to $220 million in the second quarter of 2021. The decrease in income was primarily driven by lower volume and unfavorable FX translation impact, partially offset by price, favorable business mix and increased cost productivity.
Digital Solutions
DS revenue of $524 million increased $4 million, or 1%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by higher volume in the Process and Pipeline Services and Waygate Technologies businesses, partially offset by lower volume in the Bently Nevada and Nexus Controls businesses. DS revenue growth continues to be affected by supply chain constraints that impacted product deliveries.
DS segment operating income was $18 million in the second quarter of 2022 compared to $25 million in the second quarter of 2021. The decrease in profitability was primarily driven by lower cost productivity and inflationary pressure.
Corporate
In the second quarter of 2022, corporate expenses were $108 million compared to $111 million in the second quarter of 2021. The decrease of $3 million was primarily driven by cost efficiencies and past restructuring actions.
Restructuring, Impairment and Other
In the second quarter of 2022, we recognized $362 million of restructuring, impairment and other items, compared to $125 million in the second quarter of 2021. The charges in the second quarter of 2022 primarily relate to the suspension of substantially all of our operations in Russia. The charges in the second quarter of 2021 primarily related to initiatives in our OFS segment that were the continuation of our overall strategy to right-size our structural costs.
Other Non-Operating Loss, Net
In the second quarter of 2022, we incurred $570 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFS Russia business, which was classified as held for sale during the second quarter, and a loss of $123 million from the change in fair value on certain equity securities. For the second quarter of 2021, we incurred $63 million of other non-operating losses. Included in this amount was a non-recurring charge for a loss contingency related to certain tax matters and a loss related to marking our investment in C3 AI to fair value.
Interest Expense, Net
In the second quarter of 2022, we incurred interest expense, net of interest income, of $60 million, which decreased $5 million compared to the second quarter of 2021. The reduction was primarily driven by higher interest income.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 33

Income Taxes
In the second quarter of 2022, the provision for income taxes was $182 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S.
In the second quarter of 2021, the provision for income tax was $143 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
The First Six Months of 2022 Compared to the First Six Months of 2021
Revenue decreased $42 million, primarily driven by lower volume in TPS and OFE, partially offset by higher volume in OFS and, to a lesser extent, in DS. TPS decreased $476 million and OFE decreased $194 million, partially offset by OFS which increased $620 million and DS which increased $8 million.
Total segment operating income increased $114 million. The increase was driven by OFS which increased $167 million and TPS which increased $16 million, partially offset by OFE which decreased $52 million, and DS which decreased $16 million.
Oilfield Services
OFS revenue of $5,178 million increased $620 million, or 14%, in the first six months of 2022 compared to the first six months of 2021, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $1,643 million in the first six months of 2022, an increase of $325 million from the first six months of 2021. International revenue was $3,535 million in the first six months of 2022, an increase of $295 million from the first six months of 2021, driven by the Latin America, Middle East, Sub-Sahara Africa, and Asia Pacific regions, partially offset by declines in the Russia Caspian and Europe regions.
OFS segment operating income was $482 million in the first six months of 2022 compared to $315 million in the first six months of 2021. The increase in income was primarily driven by higher volume and price, partially offset by logistics and commodity cost inflation.
Oilfield Equipment
OFE revenue of $1,070 million decreased $194 million, or 15%, in the first six months of 2022 compared to the first six months of 2021. The decrease was primarily driven by lower volume in the subsea production systems and surface pressure control projects businesses, and from the removal of subsea drilling systems business from the consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the services and flexible pipe businesses.
OFE segment operating loss was $20 million in the first six months of 2022 compared to segment operating income of $32 million in the first six months of 2021. The decrease in income was primarily driven by lower volume and decreased cost productivity.
Turbomachinery & Process Solutions
TPS revenue of $2,637 million decreased $476 million, or 15%, in the first six months of 2022 compared to the first six months of 2021. The decrease was primarily driven by lower equipment and projects revenue, partially offset by higher volume in industrial valves, pumps and gears. Equipment revenue was down 29% and service revenue was down 3% when compared to the prior year. Equipment revenue in the first six months of 2022 represented 40% and service revenue represented 60% of total segment revenue.
TPS segment operating income was $443 million in the first six months of 2022 compared to $427 million in the first six months of 2021. The increase in income was driven primarily by favorable business mix and increased cost productivity, partially offset by lower volume and unfavorable FX translation impact.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 34

Digital Solutions
DS revenue of $997 million increased $8 million, or 1%, in the first six months of 2022 compared to the first six months of 2021, mainly driven by volume increases in Precision Sensors and Instrumentation, Waygate Technologies, and Process & Pipeline Services, partially offset by declines in the Bently Nevada and Nexus Controls business.
DS segment operating income was $33 million in the first six months of 2022 compared to $49 million in the first six months of 2021. The decrease in profitability was primarily driven by lower cost productivity and inflationary pressure, partially offset by higher volume and price.
Corporate
In the first six months of 2022, corporate expenses were $213 million compared to $219 million in the first six months of 2021. The decrease of $6 million was primarily driven by cost efficiencies and past restructuring actions.
Restructuring, Impairment and Other
In the first six months of 2022, we recognized $423 million of restructuring, impairment and other charges, primarily related to the suspension of substantially all of our operations in Russia in the second quarter of 2022, and a write-off of an equity method investment and the release of foreign currency translation adjustments for certain restructured product lines in the first quarter of 2022. For the first six months of 2021, we recognized $205 million in restructuring, impairment and other charges, primarily related to initiatives in our OFS segment that were the continuation of our overall strategy to right-size our structural costs.
Other Non-Operating Loss, Net
In the first six months of 2022, we incurred $597 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFS business in Russia, which was classified as held for sale at the end of the second quarter, and a loss of $112 million related to marking our investment in C3 AI to fair value. For the first six months of 2021, we incurred $689 million of other non-operating losses. Included in this amount were net losses of $815 million related to marking our investment in C3 AI to fair value, partially offset by the reversal of current accruals of $121 million due to the settlement of certain legal matters.
Interest Expense, Net
In the first six months of 2022, we incurred interest expense, net of interest income, of $124 million, which decreased $14 million compared to the first six months of 2021, primarily driven by higher interest income.
Income Taxes
In the first six months of 2022, the provision for income taxes was $289 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S.
In the first six months of 2021, the provision for income taxes was $213 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At June 30, 2022, we had cash and cash equivalents of $2.9 billion compared to $3.9 billion at December 31, 2021.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 35

In the U.S. we held cash and cash equivalents of approximately $1.2 billion and $1.6 billion and outside the U.S. of approximately $1.7 billion and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively. A substantial portion of the cash held outside the U.S. at June 30, 2022 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At June 30, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2022, we were in compliance with all debt covenants. Our next debt maturity is December 2023.
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
During the six months ended June 30, 2022, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, distributions to noncontrolling interests, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2022	2021
Operating activities	$393	$1,184
Investing activities	(430)	(130)
Financing activities	(868)	(1,285)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $393 million and $1,184 million for the six months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, loss on assets held for sale, loss on equity securities, and the impairment of certain assets). Net working capital cash usage was $81 million for the six months ended June 30, 2022, mainly due to the increase in receivables, and inventory as we build for revenue growth, partially offset by strong progress collections on equipment contracts.
For the six months ended June 30, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, and a loss on equity securities) and working capital, which includes contract and other deferred assets. Net working capital generation was $571 million
Baker Hughes Company 2022 Second Quarter Form 10-Q | 36

for the six months ended June 30, 2021, mainly due to receivables, inventory, and contract assets as we improved our working capital processes. Accounts payable was also a source of cash as volume increased.
Investing Activities
Cash flows from investing activities used cash of $430 million and $130 million for the six months ended June 30, 2022 and 2021, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $494 million and $392 million for the six months ended June 30, 2022 and 2021, respectively. Proceeds from the sale of property, plant and equipment were $143 million and $91 million for the six months ended June 30, 2022 and 2021, respectively.
There were no C3 AI Shares sold during the six months ended June 30, 2022. During the six months ended June 30, 2021, we sold approximately 2.2 million of C3 AI Shares and received proceeds of $145 million, which is included in other investing activities.
Financing Activities
Cash flows from financing activities used cash of $868 million and $1,285 million for the six months ended June 30, 2022 and 2021, respectively.
We had net repayments of debt and other borrowings of $15 million and $45 million for the six months ended June 30, 2022 and 2021, respectively. In April 2021, we repaid $832 million (£600 million) of commercial paper originally issued in May 2020 under the COVID Corporate Financing Facility established by the Bank of England.
We paid dividends of $354 million to our Class A shareholders, and we made a distribution of $15 million to GE during the six months ended June 30, 2022. We paid dividends of $280 million to our Class A shareholders, and we made a distribution of $95 million to GE during the six months ended June 30, 2021.
In 2021, our Board of Directors authorized each of the Company and BHH LLC to repurchase up to $2 billion of its Class A common stock and LLC Units, respectively. For the six months ended June 30, 2022, the Company and BHH LLC repurchased and canceled 14.8 million shares of Class A common stock and LLC Units, for a total of $462 million, respectively.
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
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk
Baker Hughes Company 2022 Second Quarter Form 10-Q | 37

through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 17% as of June 30, 2022. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 60% of the total cash balance as of June 30, 2022. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 38

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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 39

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2021 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2021 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2021 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
April 1-30, 2022	2,181,949	$34.65	2,145,623	$1,266,644,059
May 1-31, 2022	2,227,133	$33.53	2,217,465	$1,192,296,443
June 1-30, 2022	2,371,018	$32.48	2,360,818	$1,115,650,897
Total	6,780,100	$33.52	6,723,906
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
(4)During the three months ended June 30, 2022, we repurchased 6.7 million shares of Class A common stock at an average price of $33.52 per share for a total of $225 million. This includes 0.2 million of Class A common stock totaling $7 million that were repurchased but settlement and cancellation had not occurred as of June 30, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.
Baker Hughes Company 2022 Second Quarter Form 10-Q | 40

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

3.1	Fourth Amended and Restated Bylaws of Baker Hughes Company dated May 17, 2022.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
Baker Hughes Company 2022 Second Quarter Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 21, 2022	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 21, 2022	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2022 Second Quarter Form 10-Q | 42