Form 10-K
period 2022-12-31
Baker Hughes Co
filed 2023-02-14
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2022 reported by the Nasdaq Stock Market LLC) was approximately $26,299,951,662.
As of February 6, 2023, the registrant had outstanding 1,011,217,705 shares of Class A Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Company
Baker Hughes Company 2022 Form 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Company ("Baker Hughes", "the Company", "we", "us", or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. Built on a century of experience and conducting business in over 120 countries, our innovative technologies and services are taking energy forward. The Company was formed in July 2017 from the combination between Baker Hughes Incorporated ("BHI") and the oil and gas business ("GE O&G") of General Electric Company ("GE"). As a result of the combination, substantially all of the business of GE O&G and of BHI was transferred to a subsidiary of the Company, Baker Hughes Holdings LLC ("BHH LLC"). BHH LLC is a Securities and Exchange Commission ("SEC") registrant with separate filing requirements with the SEC.
OUR VISION & STRATEGY
With the breadth of our portfolio, leading technology, and unique partnership models, we are positioned to deliver outcome-based solutions across the energy and industrial markets. By integrating health, safety & environment ("HSE") into everything we do, we protect our people, our customers, and the environment.
The oil and gas macroeconomic environment continues to be dynamic. We believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the transition to new energy sources is accelerating, with governments and society focused on a long-term goal of net-zero emissions while trying to balance the “energy trilemma” - energy security, sustainability, and affordability - for at least the foreseeable future. We believe the industry is going through a transformation that requires a change in how we work. Irrespective of commodity prices, our customers are focused on reducing both capital and operating expenditures. Our existing and new customers expect new partnership and commercial models and new technology solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning to lead the energy transition while solving the energy trilemma.
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
•Position for new energy frontiers: We are making strategic investments to drive lower carbon emissions in the energy and industrial sectors, including hydrogen, geothermal, carbon capture, utilization and storage ("CCUS"), and clean power solutions.
We expect to benefit from our strategy in the following ways:
•Scope and scale: We have a global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas ("LNG") and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments. We deliver through our two operating segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET") as discussed below under "Products and Services," and each are among the top four providers for the majority of the product lines in the markets they serve.
•Technology: Our culture is built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers' efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $556 million research and development spend and being granted more than 2,200 patents worldwide in 2022. We also made several
Baker Hughes Company 2022 Form 10-K | 1

strategic acquisitions to strengthen our core technology portfolio, including AccessESP, the BRUSH Power Generation business, Qi2 Elements, and Quest Integrity.
•Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-reduction products and services, which we refer to as "new energy." This includes more efficient power generation and compression technology that reduces carbon emissions, including CCUS, as well as hydrogen technologies. We also have a range of inspection and sensor technologies that can monitor and help reduce flaring and emissions. In 2022, we made strategic investments and acquisitions in emerging energy technologies to advance CCUS, hydrogen, net-zero power and e-fuels with companies such as Mosaic, HIF, NET Power, and Levidian, among others. We also continue to expand our low to zero-carbon solutions capabilities, helping customers to detect, quantify, and reduce emissions more efficiently and accurately, and complementing our existing solutions available today.
•Digital capabilities: We expect to benefit from the emerging demand for artificial intelligence ("AI") based solutions as part of our customers’ digital transformation initiatives. Launched in 2019, our partnership with C3.ai, Inc. ("C3 AI") continues to enable us to deliver AI that is faster, easier, and more scalable to drive outcomes for our customers. In addition, we are delivering existing technology and collaborating on new AI applications specific for oil and gas customers. In addition to enhancing our technology portfolio with new AI applications, we are creating a digital element in our core OFSE product lines, helping them to deliver efficiency, predictability, and a better experience for our customers and ourselves. We have also continued to invest in our industrial asset management capabilities in IET, including the acquisition of ARMS Reliability and an investment in Augury, a machine health technology company, to support our customers’ digital transformation programs across industrial end markets.
In September 2022, we announced a restructuring and reorganization effective October 1, 2022, to create two operating segments focused on different growth profiles and designed to simplify our operations and enhance profitability. These two operating segments are Oilfield Services & Equipment, which integrates our previous segments Oilfield Services and Oilfield Equipment, and Industrial & Energy Technology, which integrates our previous segments Turbomachinery & Process Solutions and Digital Solutions.
PRODUCTS AND SERVICES
Our two operating segments are organized based on the nature of our markets and customers and consist of similar products and services and growth profiles. We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. Our products and services are sold in highly competitive markets and the competitive environment varies by product line. See discussion below by segment.
Oilfield Services & Equipment
The OFSE segment designs and manufactures products and provides related services for onshore and offshore oilfield operations across the lifecycle of an asset, ranging from exploration, appraisal, and development to production, rejuvenation, and decommissioning.
The OFSE segment is organized into four product lines.
•Well Construction focuses on drilling and includes drilling services (directional drilling, logging-while-drilling, surface logging, and remote operations), drill bits (polycrystalline, roller cone, hybrid, and in-bit sensing), and drilling & completions fluids (emulsion-based fluids, water-based fluids, specialty fluids, drill-in fluids, waste management, and completion fluids).
•Completions, Intervention, & Measurements encompasses completions (wellbore construction, upper and lower completions, unconventional multistage completions, intelligent production systems, workover systems, and fishing and through-tubing services), pressure pumping (cementing, production enhancement, and coiled tubing and tubular running services), and wireline services (openhole logging services, cased-hole logging services, and perforating and drill stem-testing services).
Baker Hughes Company 2022 Form 10-K | 2

•Production Solutions spans artificial lift systems (electrical submersible pumping systems, surface pumping systems, rigless deployment systems, and sensors and gauges) and oilfield & industrial chemicals (upstream chemicals, downstream chemicals, and Aquaness wholesale chemicals).
•Subsea & Surface Pressure Systems includes subsea projects and services (subsea trees, controls, manifolds, wellheads, premium casing connectors, installation and commissioning, repairs and maintenance, well intervention, life-of-field solutions, and plug and abandonment), flexible pipe systems (subsea risers, subsea flowlines and jumpers, onshore reinforced thermoplastic pipe, and rehabilitation), and surface pressure control systems (surface trees and wellheads).
These product lines are supported by an OFSE digital group, which joins the segment’s domain expertise with a deep understanding of digital technology to improve operational safety, performance, and sustainability. Reservoir analysis proficiencies are rooted in evaluation technologies, a team of reservoir experts, and software. Together, these capabilities provide customers with a greater understanding of the subsurface, enabling smoother, faster drilling and precise wellbore placement that can lead to improved recovery and project economics. OFSE also provides integrated well services and solutions to plan and execute projects ranging from well construction and production through well abandonment, in addition to integrated services and solutions for the subsea environment.
OFSE customers include large integrated major and super-major oil and natural gas companies; U.S. and international independent oil and natural gas companies; national or state-owned oil companies; engineering, procurement, and construction contractors; geothermal companies; and other oilfield service companies.
OFSE believes that its principal competitive differentiators in the industries and markets it serves are the quality, efficiency, reliability, and availability of its products and services. A continued commitment to service delivery, HSE standards, technical proficiency, and competitive pricing is also a key factor in its success.
OFSE products and services are sold in highly competitive markets, and revenue and earnings are affected by changes in commodity prices; fluctuations in levels of drilling, workover and completion activity in major markets; general economic conditions; foreign currency exchange fluctuations; and governmental regulations. While OFSE may have contracts that include multiple well projects and that may extend over a period ranging from two to four years, its services and products are generally provided on a well-by-well basis. Most contracts cover pricing of the products and services, along with various limitations on liability, but do not necessarily establish an obligation to use OFSE products and services. OFSE competitors include SLB and Halliburton (Well Construction; Completions, Intervention, & Measurements; Production Solutions; Subsea & Surface Pressure Systems); ChampionX (Production Solutions); and TechnipFMC, Aker Solutions, and NOV (Subsea & Surface Pressure Systems).
Industrial & Energy Technology
The IET segment combines a broad array of domain expertise, technologies, and services for industrial and energy customers including on-and offshore, LNG, pipeline and gas storage, refining, petrochemical, distributed gas, flow and process control, and industrial segments such as nuclear, aviation, automotive, marine, food and beverage, mining, cement and utilities. Our solutions unlock the ability to transform, transfer, and transport energy efficiently, while capturing and cutting emissions, solving a fundamental challenge behind the energy transition: reducing environmental impact, while maximizing efficiency, productivity, and reliability.
IET is organized into six product lines - Gas Technology Equipment and Gas Technology Services, collectively referred to as Gas Technology, and Condition Monitoring, Inspection, Pumps Valves & Gears, and PSI & Controls, collectively referred to as Industrial Technology.
Gas Technology is organized into two product lines:
•    Gas Technology Equipment designs, manufactures, tests, and installs gas technology solutions that serve the entire gas value chain including offshore, onshore and unconventional, pipeline, LNG, gas storage, and gas distribution. The Gas Technology portfolio includes equipment for mechanical-drive, compression, and power-generation applications. Products include drivers, driven equipment, flow control, and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, electric motors, and turboexpanders. Driven equipment consists of generators and reciprocating, centrifugal, integrated zero emission compressors. As
Baker Hughes Company 2022 Form 10-K | 3

part of its turnkey solutions, Gas Technology Equipment offers power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, CO2 compression, and storage/use solutions. The portfolio is complemented by solutions designed for chemical, petrochemical, and refinery applications. To meet today’s industry challenges, its proprietary laboratories experiment with new materials, facilitate the adoption of additive manufacturing, and provide combustion and compression innovations by leveraging the most advance mechanical, chemical, and digital techniques.
•Gas Technology Services provides advanced solutions to maintain, repair and innovate the installed Baker Hughes fleet of rotating equipment. It also offers genuine spare parts, specialized field service engineers, and repair capabilities to keep equipment at peak level. As an Original Equipment Manufacturer (OEM), Gas Technology Services is able to optimize customers’ maintenance strategy and costs, and upgrade equipment to maximize efficiency and reliability, reduce emissions, and extend the life of equipment as well as that of the entire operating plant. Through an outcome-based service approach, Gas Technology Services optimizes plant profitability and operations. These capabilities are complemented by the Baker Hughes iCenter which provides a digital collaborative environment to support customer operators with Baker Hughes’ engineering know-how, transforming assets into data driven equipment and connecting them to ensure the highest performance throughout the entire life-cycle of the asset. In addition, the proprietary analytics monitored and analyzed by the Baker Hughes iCenter, automatically process incoming data to predict, detect, prevent deviations and enhance asset performance.
Industrial Technology is organized into four product lines:
•Condition Monitoring includes the Bently Nevada® and System 1® product brands, providing rack-based vibration monitoring equipment and sensors for both power generation and oil and gas operations, as well as industrial applications. The product line also provides integrated asset performance management offering through its acquisition of ARMS Reliability and its investment and alliance with Augury.
•Inspection includes the Waygate Technologies product brand of non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection. The Inspection product line also includes the Process & Pipeline Services business ("PPS") which provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines, as well as inline inspection solutions to support pipeline integrity.
•Pumps, Valves and Gears consists of four valve brands, Masoneilan, Consolidated, Becker, Mooney, and digital valve applications that provide durable control and pressure relief safety and reliability in various industrial and critical applications; two gear brands, Lufkin Gears and Allen Gears, that offer high-performance gearing and gear coupling solutions and services for power transmission; and centrifugal and vertical pumps and pump technologies for complex material and demanding pressure requirements. These products have applications in oil and gas, LNG, power generation, critical infrastructure, industrial manufacturing, chemical processing, mining, shipping, and nuclear industries.
•Precision Sensors & Instrumentation (PSI) & Controls includes the Panametrics®, Druck®, and Reuter-Stokes® product brands, which provide instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions. PSI & Controls serve a broad range of industries from oil and gas to aviation, automotive, and nuclear.
In 2022, we created the Climate Technology Solutions (“CTS”) and Industrial Asset Management (“IAM”) organizations which are now part of the IET segment. We believe the creation of these two groups will help accelerate the speed of commercial development across the IET product lines for solutions-based business models throughout our new energy and industrial asset management offerings.
CTS spans carbon capture, utilization and storage, hydrogen, clean power, and emissions management capabilities to enable energy operators as well as the broader industry, in particular the hard-to-abate sectors, to achieve a reliable, net-zero energy system. CTS is the primary driver of the Company’s new energy orders.
Baker Hughes Company 2022 Form 10-K | 4

IAM combines sophisticated hardware technologies with enterprise-class software as a service (SaaS) products and analytics to connect industrial assets, providing customers with the data, safety and security needed to optimize operations reliably and efficiently. IAM provides customers the technical capabilities to drive enterprise-wide digital transformation of business processes and to focus on better production outcomes along the energy and industrial processes value chain, using sensors, software as a service solutions and inspection services to connect industrial assets to the industrial internet.
IET customers for Gas Technology product lines are upstream, midstream, and downstream, onshore, and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and engineering, procurement and construction (“EPC”) companies. Products and services for the Industrial Technology product lines are primarily sold in a diversified, fragmented arena to a broad range of customers.
IET believes that its principal competitive factors in the industries and markets it serves are product range coverage, product technology, efficiency, product reliability and quality, availability, project execution and service capabilities, emissions, and price. IET differentiates itself from competitors with its expertise in technology and project management, local presence, and partnerships, to provide fully integrated equipment and services solutions with state-of-art technology from design and manufacture through to operations.
IET competes across a wide range of industries, including oil and gas, power generation, aerospace, and light and heavy industrials. IET competitors for Gas Technology – Equipment product line includes Siemens Energy, Solar (a Caterpillar company), MAN Energy Solutions, and Mitsubishi Heavy Industries. Our Gas Technology – Services product line competes with independent service providers such as Masaood John Brown, EthosEnergy, Sulzer, MTU, Chromalloy, and Siemens Energy. IET competitors for the pumps, gears and valves product line, include Emerson, Flowserve, Metso Outotec, Sulzer, and IMI. Competitors for the remaining IET product lines include Emerson, Honeywell Process Solutions, Olympus, Schneider Electric, and ABB.
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
We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. Our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their contractors; the loss of or damage to their facility and equipment, and often that of their contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and often that of our subcontractors; the loss of or damage to our equipment; and surface pollution originating from our equipment while under our control. Where the above indemnities do not apply or are not consistent with industry best practices, we typically provide a capped indemnity for damages caused to the customer by our negligence and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
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
Baker Hughes Company 2022 Form 10-K | 5

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
We recognized orders of $26.8 billion, $21.7 billion and $20.7 billion in 2022, 2021 and 2020, respectively. We recognized OFSE orders of $14.1 billion, $11.8 billion, and $12.3 billion and IET orders of $12.7 billion, $9.9 billion, and $8.4 billion in 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the remaining performance obligations totaled $27.8 billion and $23.6 billion, respectively. As of December 31, 2022 and 2021, OFSE remaining performance obligations totaled $2.6 billion and $2.0 billion, and IET remaining performance obligations totaled $25.3 billion and $21.5 billion, respectively.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology, and other solutions, as well as the improvement of existing products, services and the design of specialized products to meet specific customer needs. We continue to invest across both operating segments in products to enhance safety, develop capability, improve performance, and reduce costs aligned with our operational strategy. Through our Technology Centers we also invest heavily in fundamental technologies such as materials, additive manufacturing, sensing, artificial intelligence/machine learning and other digital technologies such as computer vision, data science, and edge computing.
In OFSE, we continue to fund a range of formation evaluation capabilities as well as drilling, completions, and production hardware. Also in OFSE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures as well as modular designs that allow for simpler and more digitally integrated well and field systems.
In IET, we continue to invest and develop foundational technologies which will enable our journey for the energy transition. Such technologies include advanced materials, advanced manufacturing technologies, novel process technologies, and digital technologies such as advanced sensing & diagnostics, data sciences, and artificial intelligence. Within Gas Technology, we are focusing on our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products, as well as Allam Cycle turboexpander, CCUS, and hydrogen and geothermal technologies. Within Industrial Technology, we are investing in advanced digital solutions designed to improve the efficiency, reliability, and safety of oil and gas, aerospace, energy, and broader industrial production and operations. This includes our Orbit 60 Bently Nevada product for critical asset monitoring in turbine systems, including wind, hydro, and gas turbines. The IET segment is also enhancing its process and safety valve business bringing new digital applications including analytics to our customers. Investments in Industrial Technology also include technologies to measure, monitor, and minimize carbon emissions, new inspection technologies for nondestructive evaluation of materials and structures as well as solutions for industrial asset management.
Baker Hughes Company 2022 Form 10-K | 6

INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property ("IP") rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our IP rights. Many patents and patent applications comprise the Baker Hughes portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by GE and, in some cases, third parties. In particular, we have an IP cross-license agreement with GE that allows both parties to have continued and permanent rights to commercially utilize certain IP of the other pursuant to the terms of the agreement. The IP cross-licenses remain in place following GE exiting its ownership position in us. We do not consider any individual patent to be material to our business operations.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe that maintenance, protection and enforcement of our patents, trademarks, and related IP rights is central to the conduct of our business, and aggressively pursue protection of our IP rights against infringement, misappropriation, or other violation worldwide as may be necessary to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete.
SEASONALITY
Our operations can be affected by seasonal events, which can temporarily affect the delivery and performance of our products and services, and our customers' budgetary cycles. Examples of seasonal events that can impact our business are set forth below:
•Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail coastal and offshore drilling, which may impact our operations or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Other adverse weather conditions could include extreme heat in the Middle East during the summer months which may impact our operations or our customers' operations.
•The severity and duration of both the summer and the winter in North America can have an impact on activity levels and produce variability throughout the year.
•Severe weather during the winter months normally results in reduced activity levels in the North Sea generally in the first quarter and may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.
•Many of our international OFSE customers may increase activity for certain products and services in the fourth quarter as they seek to fully utilize their annual budgets.
•Our broader IET businesses typically experience higher customer activity as a result of spending patterns in the second half of the year.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services.  The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks.  Raw materials that are essential to our business are normally readily available from multiple sources, but may be subject to price volatility.  Due to COVID-19 and other macro-economic factors, the availability of electronic components has resulted in additional expediting activities, fulfillment challenges, and in some cases price increases. We have also seen price increases for ferrous and non-ferrous metals and other raw materials. Our procurement teams utilize advanced planning and may enter into strategic agreements with our global suppliers to minimize price impacts and other availability challenges. We anticipate some pricing and fulfillment volatility for certain raw materials, components and certain logistics lanes to continue through 2023.
Baker Hughes Company 2022 Form 10-K | 7

In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers. These materials and services are generally available from multiple sources.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")
Environmental
We believe we have an important role to play in society as an industry leader and partner.  We view ESG as a key lever to transform the performance of our Company and our industry. In 2019, we made a commitment to reduce Scope 1 and 2 carbon emissions from our operations by 50% by 2030 and achieve net zero emissions by 2050. This goal encompasses emissions from our direct operations ("Scope 1 and 2 carbon emissions") in alignment with the Paris Agreement and the specific recommendations of the United Nations ("UN") Intergovernmental Panel on Climate Change’s Special Report on Global Warming of 1.5oC.
We continue to make progress on emissions reductions. We reported in our 2021 Corporate Responsibility report a 23% reduction in our Scope 1 and 2 carbon emissions compared to our 2019 base year. This reduction was primarily due to executing on our net-zero roadmap and the key decarbonization pathways through a combination of energy efficiency initiatives, facility consolidation, increasing electric power consumption from renewable energy sources, and improvements in our vehicle fleet, among other reasons. We will continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing, and generation.
We also continue efforts to reduce our overall environmental footprint by using materials wisely and preserving land, water, and air quality. Our sustainability commitments include our formal participation in the UN Global Compact ("UNGC") and our commitment to the Ten Principles including human rights, labor, environment, and anti-corruption, as well as the UNGC's Sustainable Development Goals. We have annually renewed our commitment to the UN Global Compact since joining in 2019.
Social & Human Capital
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
As of December 31, 2022, we had approximately 55,000 employees. More than 42,000 of our employees work outside the U.S. in over 85 different countries with more than 150 nationalities represented. This diversity of global perspectives makes our Company stronger, more resilient, and more responsive to our global customers.
Diversity, Equity, and Inclusion ("DEI")
We believe unique ideas and perspectives fuel innovation and our differences make us stronger. We value difference in gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, and thought across the globe. We celebrate the diversity and uniqueness of each employee and believe that everyone has the right to be treated with fairness, dignity, and respect. And we know that our commitment to DEI will enable us to continue to recruit and retain a diverse workforce, promote an inclusive culture, expand our supplier diversity, and be a stronger partner to our customers and our community.
As we continue to prioritize DEI, we are focused on diversifying our workforce, with a particular emphasis on increasing gender representation. In 2022, the percentage of people who identify as women in our workforce, senior leadership positions, and on our Board of Directors, was 19%, 19%, and 33%, respectively. Specific to the U.S., 36% of our employees identify as people of color.
Baker Hughes Company 2022 Form 10-K | 8

To ensure we have access to and support diverse pipelines of talent across the globe while prioritizing development and retention, we have ongoing DEI annual plan meetings with our executive leadership team. These annual meetings hold leadership accountable for integrating DEI into their respective parts of the business. We have corporate memberships with respected nonprofits, such as Ally Energy, Catalyst, Disability:IN, and the Women's Energy Network, which provide partnership and guidance as we continue our efforts in fostering a diverse, equitable, and inclusive culture. Our talent acquisition efforts as well as our eight global employee resource groups support the engagement and retention of diverse talent.
Talent Acquisition: We have enacted a number of initiatives to support our global goal of increasing the number of diverse employees. We have conducted training on unconscious bias and launched pilot projects on blind resumes and debiasing job descriptions, interview templates, and assessments as well as expanded our talent acquisition focus to include executive search services.
Employee Resource Groups ("ERG"): ERGs consist of employees who have joined together based on shared interests, characteristics, or life experiences. These groups can have a powerful influence on driving change by elevating the conversation and awareness around key issues and engaging with the communities where we operate. In 2022, we further expanded our support of the ERGs in several ways, including the opportunity for ERGs to nominate charitable organizations to receive grants from the Baker Hughes Foundation. These efforts have helped our DEI focus and fostered closer connections between employees in communities around the world.
Inclusive Culture: We have several programs and initiatives that cultivate an inclusive culture. The Baker Hughes Global DEI Council, comprised of executives representing our businesses, functions and regions, supports the success of our DEI mission and meets quarterly to review progress and discuss ways in which to continue to advance our efforts. The DEI Community of Practice facilitates sharing best practices across the enterprise. We provide our workforce with tools, resources, and learning opportunities that raise awareness, foster inclusive behaviors, and build cross-cultural competences.
Compensation and Benefits
We are committed to paying for performance and supporting our employees’ wellbeing, as well as the wellbeing of their families, by offering flexible and competitive benefits tailored by location to meet the specific needs of our employees. We regularly assess our total compensation and benefits programs through regular benchmarking with industry peers and local markets. We strive to ensure that our compensation programs are fair and equitable for all employees. Healthcare plans and life insurance are a core benefit of the Company and are provided in most locations. Baker Hughes offers various leaves of absence options for certain quality-of-life needs, including family care. We also continue to assess and provide programs that support our employees' work arrangements such as flexible schedules, compressed work weeks, hybrid work, remote work, and other options.
Learning and Development
Learning and Development is a personal journey at Baker Hughes. We empower our employees to follow their passion for personal knowledge, job related skills, development, and the domain expertise needed for professional and personal growth. In alignment with this, in 2022, we added CORE Strengths and Journey courses to our learning communities catalog for our employees to learn, share and practice with their peers no matter where they are in their career. CORE Strengths adds focus to the critical skills (for example Data Analytics, Project Management, Change Management) that will help transform our organization, and Journey is targeted for our promoted leaders to help them transition to their newly expanded role. Also in 2022, we started offering in-person learning opportunities to compliment the robust virtual learning catalog with workshops, team development, and flagships. In 2021, we launched the community, CORE Values, which is a curated learning space centered around our Baker Hughes Values: Grow, Care, Collaborate & Lead, and the behaviors associated with each value. Each learning community involves e-learning, virtual workshops, and allows participants to lead their own sessions.
Our formal leadership development programs play a pivotal role in attracting, retaining, and developing talent and increasing the pipeline of diverse talent into and within the organization. As an example, Aspire is a two-year rotational leadership program for recent graduates and early-career employees to grow functional and leadership skills through challenging assignments, learning plans, and global cross-functional projects.
Baker Hughes Company 2022 Form 10-K | 9

Health, Safety, Environment, and Wellness
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
Our commitment to HSE starts at the highest levels of our Company and is embedded throughout all layers of the organization. We encourage and empower all employees to take an active role in "owning" HSE by stopping work when conditions are unsafe and reporting observations, near misses, and stop-work events through open reporting channels. Our teams are required to complete recurring training. We offer more than 230 unique HSE courses including foundational training required for all employees, workplace and job-specific training, and human-performance leadership training for managers. Our ambition is to make every day a Perfect HSE Day—one without serious injuries, accidents, or harm to the environment. In 2022, we achieved 217 Perfect HSE Days, up 6% versus 2021.
Our commitment to HSE goes beyond safety alone. Occupational health and wellness is a key competency jointly managed within our HSE and HR centers of excellence. Since the start of the COVID-19 pandemic, we have taken prudent steps as a company to reduce the risk and spread of the virus. Our top priorities have remained: protecting our employees, maintaining operations, and supporting customers and communities globally. As conditions improved in certain places, we started bringing more employees back to offices and worksites and enabled opportunities for more in-person engagements where it was safe to do so. We continue to monitor the situation and will adapt our protocols as needed to protect our employees and deliver for our customers, in alignment with all associated requirements.
The importance of physical health, ergonomics, preventative health care, and mental wellness cannot be overstated in promoting a healthy, engaged, and productive workplace. We work with our health benefit providers and internal teams to offer employees health and wellness programs, telemedicine access, health screenings, immunizations, fitness reimbursements, and virtual wellness tools.
In 2022, the mental health and emotional well-being of our employees continued to be a critical priority. We hosted numerous events with Baker Hughes leaders and external experts, further embedded mental well-being into leadership engagements, and provided resources and tools to employees. Our Employee Assistance Program ("EAP") helps employees navigate daily life to manage remote work, cope with major life events or deal with a global pandemic. The EAP gives employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers.
Community Involvement
Baker Hughes seeks to make a positive impact in the communities where we conduct business around the world. Consistent with our purpose and values, we work to advance environmental quality, educational opportunities, health, and wellness. We benefit our communities through financial contributions, in-kind donations of goods and services, and volunteer projects. The Baker Hughes Foundation makes strategic philanthropic contributions, matches Baker Hughes employee charitable contributions, and awards volunteer recognition grants for outstanding employee community service.
Governance
The Company’s Board of Directors ("the Board") believes the purpose of corporate governance is to maximize shareholder value in a manner consistent with legal requirements and the highest standards of integrity. The Board has adopted and adheres to corporate governance practices, which the Board and management believe promote this purpose, are sound, and represent best practices. The Board periodically reviews these governance practices, Delaware law (the state in which the Company is incorporated), the rules and listing standards of Nasdaq and SEC regulations, as well as best practices suggested by recognized governance authorities.
Our Board monitors and provides oversight over our ESG policies, programs, and practices regarding corporate responsibility and sustainability and plays an active role in overseeing our human capital management efforts. Our Human Capital and Compensation Committee provides oversight of our social strategy, policies, programs, and
Baker Hughes Company 2022 Form 10-K | 10

initiatives focusing on DEI as well as pay equity, culture, talent development, succession planning, and executive compensation and benefits. Our Governance & Corporate Responsibility Committee provides oversight of the Company's environmental matters, including monitoring its sustainability strategy and initiatives and the management of employee health, safety, and wellness matters. The Audit Committee provides oversight over the Company’s risk assessment and risk management policies and processes, including data privacy, ethics, and compliance reporting.
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
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation was $63 million and $67 million at December 31, 2022 and 2021, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our environmental assurance programs.
Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured or sold. Such regulations principally relate to the ingredients, classification, labeling, safety, manufacturing, packaging, transportation, advertising, and marketing of our products. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology
Baker Hughes Company 2022 Form 10-K | 11

across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to be in compliance with transfer pricing, securities laws, and other statutes and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA") and other countries’ anti-corruption and anti-bribery regimes.
As a result of the ongoing conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom, European Union ("EU"), and other countries enacted sanctions against Russia and certain Russian interests. As previously announced on March 19, 2022, we suspended any new investments in our Russia operations, but continued to comply with applicable laws and regulations as we fulfilled current contractual obligations. Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which continued to make ongoing operations increasingly complex and significantly more challenging. As a result, we completed a number of actions during the course of 2022 including the sale of part of our OFSE Russia business and suspended substantially all of our remaining operational activities in Russia. For further information see "Note 20. Restructuring, Impairment and Other" and "Note 21. Business Dispositions and Acquisitions” of the Notes to Consolidated Financial Statements in Item 8 herein.
We are also subject to laws relating to data privacy and security and consumer credit, protection and fraud. An increasing number of governments worldwide have established laws and regulations, and industry groups also have promoted various standards, regarding data privacy and security, including with respect to the protection and processing of personal data. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. We are also subject to labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, which sets laws governing working conditions, paid leave, workplace safety, wage and hour standards, and hiring and employment practices.
While there are no current regulatory matters that we expect to be material to our results of operations, financial position or cash flows, there can be no assurances that existing or future environmental laws and other laws, regulations and standards applicable to our operations or products will not lead to a material adverse impact on our financial condition, results of operations or cash flows.
AVAILABILITY OF INFORMATION FOR STOCKHOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are made available free of charge on our internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC, and can be found at their internet website www.sec.gov. In addition, our Corporate Responsibility reports are available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
We have a Code of Conduct to provide guidance to our directors, officers, and employees on matters of business conduct and ethics, including compliance standards and procedures. We also require our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification annually.
The Code of Conduct, referred to as Our Way: The Baker Hughes Code of Conduct, and the Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Governance Principles and the charters of our Audit Committee, Human Capital and Compensation Committee, Conflicts Committee, and Governance and Corporate Responsibility Committee of our Board of Directors are also available on the Investor section of our website at www.bakerhughes.com. In addition, a copy of the Code of Conduct, Code of Ethical Conduct
Baker Hughes Company 2022 Form 10-K | 12

Certifications, Governance Principles, and the charters of the committees referenced above are available in print at no cost to any shareholder who requests them.
EXECUTIVE OFFICERS OF BAKER HUGHES COMPANY
The following table shows, as of February 14, 2023, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	49
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

Nancy Buese	53
Chief Financial Officer
Nancy Buese is the Chief Financial Officer of the Company. Prior to joining the Company in November 2022, she served as Executive Vice President ("EVP") and Chief Financial Officer ("CFO") of Newmont Corporation, a gold mining company, since October 2016. Prior to her role at Newmont, Ms. Buese spent more than a decade as EVP & CFO of MarkWest Energy Partners, a leader in gathering, processing, and transportation of hydrocarbons, as well as EVP & CFO of MPLX (a subsidiary of Marathon Petroleum) following MPLX’s acquisition of MarkWest. She began her career in public accounting, starting as an accountant for Arthur Andersen and rising to be a partner at Ernst & Young until 2003.

Jim Apostolides	45
Senior Vice President, Enterprise Operational Excellence
Jim Apostolides is the Senior Vice President of Enterprise Operational Excellence of the Company. He previously served as Senior Vice President of Enterprise Excellence from February 2020 - September 2022. In July 2017, he was appointed VP of Materials Management, Logistics, and Cash Operations. He began his career in 1999 with GE and held roles of increasing responsibility, including managerial positions in Shop Operations, Materials, Sourcing, and Fulfillment across multiple continents.

Maria Claudia Borras	54
Executive Vice President, Oilfield Services and Equipment
Maria Claudia Borras is the Executive Vice President, Oilfield Services and Equipment of the Company. She previously served as Executive Vice President, of Oilfield Services from July 2017 - September 2022. Prior to joining the Company in July 2017, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011 and other leadership roles at Baker Hughes Incorporated from 1994 to April 2009.

Kurt Camilleri	48
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

Baker Hughes Company 2022 Form 10-K | 13

Name	Age	Position and Background
Regina Jones	52
Chief Legal Officer
Regina Jones is the Chief Legal Officer of the Company. Prior to joining the Company in May 2020, she served as Executive Vice President, General Counsel and Corporate Secretary for Delek U.S. Holdings, Inc and Delek Logistics Partners LP from May 2018 to April 2020. Prior to that, she worked at Schlumberger as General Counsel for the Land Rigs product line from June 2016 to May 2018 and in various international legal roles in France, Malaysia and the United States from 2005 to 2018.

Ganesh Ramaswamy	54
Executive Vice President, Industrial & Energy Technology
Ganesh Ramaswamy is the Executive Vice President, Industrial & Energy Technology. Prior to joining the Company in January 2023, he served as President of Global Services for Johnson Controls. Prior to joining Johnson Controls, he served at Danaher Corporation in various executive roles including Senior Vice President of High Growth Markets at Beckman Coulter Diagnostics; President of Videojet Technologies; and Group Executive for Marking & Coding. Earlier in his career, Ramaswamy held executive roles at Hoya Corporation. He began his career in product development and general management for GE Global Research and GE Healthcare.

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
We continue to invest in new technologies, equipment, and facilities. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive and innovative technology or deliver it to our clients in a timely and cost-competitive manner in response to changes in the market, customer requirements, competitive pressures, or as a result of the energy transition to lower carbon emitting technology, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Failure to effectively and timely execute our energy transition strategy could have an adverse effect on the demand for our technologies and services.
Our future success may depend upon our ability to effectively execute on our energy transition strategy. Our strategy depends on our ability to develop additional innovative technologies and work with our customers and partners to advance new energy solutions such as carbon capture utilization and storage, hydrogen energy, geothermal, and other integrated solutions. If the energy transition landscape changes faster than anticipated or faster than we can transition or if we fail to execute our energy transition strategy as planned, demand for our technologies and services or access to credit could be adversely affected.
Baker Hughes Company 2022 Form 10-K | 14

The implementation of our plan to restructure our corporate organization and operating segments may not achieve the results we anticipate, which could adversely affect our business.
In the second half of 2022, we announced a plan to undertake certain corporate realignments and restructure our four operating segments to focus on two operating segments, OFSE and IET, in order to simplify and streamline our organizational structure, and create better flexibility and economies of scale across the two operating segments. These restructuring activities may be more costly than anticipated, and could lead to the diversion of management’s attention from other business priorities. As a result of these or any other factors, we may not realize the anticipated benefits associated with the restructuring plan. There can be no assurance that the restructuring plan will result in cost savings or will materially increase our profitability. Even if the restructuring plan generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the restructuring, which could adversely affect our business.
Disruptions in our supply chain, the high cost or unavailability of raw materials, equipment, and supplies essential to our business could adversely affect our ability to execute our operations on a timely basis.
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity, including labor, available to meet our manufacturing plans on a timely basis, at a reasonable cost while minimizing inventories. Disruptions within our supply chain resulting from factors including, but not limited to, the ongoing COVID-19 pandemic, inflation, rising interest rates, and shortages in labor supply, have had and may continue to have an impact on our business and reputation. As a result of these or any other factors, our ability to execute our operations on a timely basis, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts, could be adversely affected.
If we are unable to attract and retain key personnel, we may not be able to execute our business strategy effectively and our operations could be adversely affected.
Our operations and future success depend on our ability to recruit, train, and retain key personnel. People are a key resource to developing, manufacturing, and delivering our products and providing technical services to our customers around the world. A competent, well-trained, highly skilled, motivated, and diverse workforce has a positive impact on our ability to attract and retain business. Difficulties in hiring or retaining key employees, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Additionally, successfully executing organizational change as we restructure the Company, management transitions at leadership levels of the Company, and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers, and availability of qualified individuals. Other factors that have and could continue to impact our workforce is changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely which may not meet the expectations of our employees.
Our business could be impacted by both geopolitical and terrorism threats, including armed conflict, in countries where we or our customers do business and our business operations may be impacted by civil unrest and/or government expropriations.
Geopolitical and terrorism threats continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism threats, including armed conflict among countries, has had and could in the future lead to, among other things, a loss of our investment in the country, adverse impact to our employees, and impairment of our or our customers’ ability to conduct operations.
Further, the broader consequences of geopolitical and terrorism threats, which may include further sanctions that prohibit our ability to do business in specific countries, embargoes, supply chain disruptions, the potential inability to service our remaining performance obligations and potential contractual breaches and litigation, regional instability and geopolitical shifts, and the extent of any such threats effect on our business and results of operations as well as the global economy, cannot be predicted.
Baker Hughes Company 2022 Form 10-K | 15

Certain geopolitical conflicts, such as between Russia and Ukraine, have had and may continue to have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyber attacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.
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
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous industries, such as the offshore oilfield business. These hazards include blowouts, explosions, unplanned or uncontrolled releases, nuclear-related events, fires, collisions, capsizings, and severe weather conditions. We may incur substantial liabilities or losses as a result of these hazards. Our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we were not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.
The potential physical or transition risks posed by climate change could adversely affect our operations and those of our customers.
There is increasing concern over risks posed by climate change and related environmental sustainability matters. The physical risks of climate change can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such effects have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity, and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. While we evaluate and incorporate potential ranges of physical risks, it is difficult to predict with certainty the timing, frequency or severity of such events, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. See also “Seasonal and weather conditions, including severe weather associated with climate change, could adversely affect demand for our services and operations.”
Additionally, transitioning to a low-carbon economy will likely require extensive policy, legal, technology, and market changes. There is increased focus by governments and our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. Negative attitudes toward or perceptions of our industry or fossil fuel products and their relationship to the environment have led governments, non-governmental organizations, and companies to implement initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital.
Baker Hughes Company 2022 Form 10-K | 16

Seasonal and weather conditions, including severe weather associated with climate change, could adversely affect demand for our services and operations.
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. For example, extreme winter conditions in Canada or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue. Repercussions of severe or unseasonable weather conditions, including as a result of climate change, may include evacuation of personnel and curtailment of services; weather-related damage to offshore drilling rigs resulting in suspension of operations; weather-related damage to our facilities and project work sites; inability to deliver materials to job sites in accordance with contract schedules; decreases in demand for oil and natural gas during unseasonably warm winters; and loss of productivity. As a result of the above repercussions or any others, demand for our services and operations may be adversely affected.
The partial or complete loss of GE as a customer or supplier, as well as contracts with our aeroderivative joint venture (the “Aero JV”) with GE may adversely affect our business, financial condition, results of operations and cash flows.
We currently have an extensive commercial relationship with GE. Although we have a long-term contractual framework in place with GE, if GE were to discontinue or reduce its business with the Company, fail to perform its obligations under existing contracts or experience significant disruptions, including under the intellectual property related agreements with GE, our business, financial condition, results of operations and cash flows may be adversely affected.
In addition to our contracts and arrangements with GE as a direct customer and supplier, we and GE formed the Aero JV in 2019. The Aero JV is jointly controlled by GE and us, and as a result, realizing the benefits of this joint venture depends on the continued cooperation between the parties. In addition, the business and financial performance of the Aero JV may be adversely affected if GE were to fail to perform its obligations under its contracts with the Aero JV. We in turn use certain products purchased through the Aero JV for the manufacture of various end products, and therefore, failure of the Aero JV to perform for any reason could prevent us from fulfilling our contractual obligations, which may adversely affect our business, financial condition, results of operations and cash flows.
Our business has and may continue to be adversely affected by a public health emergency or outbreak of a contagious disease or virus, such as the COVID-19 pandemic.
In the past, the markets have experienced volatility in oil demand due to the economic impacts of public health emergencies, such as the COVID-19 pandemic. If demand for our products and services decline as a result of a public health emergency, the utilization of our assets and the prices we are able to charge our customers for our products and services could decline. The continued spread of COVID-19 or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our financial condition, results of operations and cash flows.
In addition, the outbreak and spread of contagious diseases such as COVID-19 and measures to contain the disease may adversely impact our workforce and operations, operations of our customers, and those of our vendors and suppliers. The extent to which these public health emergencies, including the COVID-19 pandemic, may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending on the severity and duration of the emergency and effectiveness of actions taken globally to contain or mitigate its effects. There is considerable uncertainty regarding such containment or mitigation measures and potential future measures which may result in labor disruptions, employee attrition, and could negatively impact our ability to attract and retain qualified employees, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.
Baker Hughes Company 2022 Form 10-K | 17

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
Our contracts with customers generally may be terminated by the customer for convenience, default, or extended force majeure (which could include inability to perform due to COVID-19 or a similar pandemic). Termination for convenience may require the payment of an early termination fee by the customer, but the early termination fee may not fully compensate us for the loss of the contract. Termination by the customer for default or extended force majeure due to events outside of our control generally will not require the customer to pay an early termination fee.
Our financial condition, results of operations and cash flows could be materially adversely affected if our customers terminate some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our remaining performance obligation ("RPO") is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company’s RPO as of December 31, 2022 was $27.8 billion.
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
Baker Hughes Company 2022 Form 10-K | 18

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
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments, and resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for credit losses.
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
Baker Hughes Company 2022 Form 10-K | 19

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
We could be subject to litigation claims arising out of our products and services which could adversely affect our reputation, financial condition, results of operations and cash flows.
The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks and we are from time to time subject to litigation in the U.S. and in foreign countries, for example claims involving services or equipment such as personal injury or loss of life, product failure (including as a result of a cyber attack) or damage to or destruction of property, employment and labor, customer privacy, or regulatory risks. While we have insurance coverage against operating hazards to the extent deemed prudent by our management and to the extent insurance is available, our insurance may not cover all expenses related to litigation claims arising from our business. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. We may therefore incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely affect our financial condition, results of operations and cash flows.
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
We and our business are subject to extensive domestic and international environmental and safety regulations. In addition to environmental and safety regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage, and human health risks due to exposure of hazardous substances or processes at our current or former facilities. We may be impacted by material changes in environmental and safety regulations or subject to substantial liability for environmental impacts. Compliance with environmental laws and regulations and associated expenditures, including but not limited to our capital expenditures for environmental control equipment, are forecasted and may be inconsistent based on multiple variables. Our compliance cost forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose restrictions on air or other emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; changes in standards of enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible party, and may include Superfund sites; the discovery of other sites, or discovery of additional issues at existing sites, where additional expenditures may be required to comply with environmental legal obligations; and the accidental discharge of hazardous materials.
Baker Hughes Company 2022 Form 10-K | 20

Investor and public perception related to the Company’s environment, social, and governance ("ESG") performance as well as current and future ESG reporting requirements may affect our business and our operating results.
Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors and other stakeholders, and the potential for litigation and reputational risk. We are committed to transparent and comprehensive reporting of our sustainability performance and report under standards such as the Global Reporting Initiative, the Sustainability Accounting Standards Board ("SASB"), and recommendations issued by the Financial Stability Board's Task Force for Climate-related Financial Disclosures ("TCFD"). Our voluntary disclosures of ESG data are evaluated and rated by various organizations that assess corporate ESG performance. Over the past few years there has also been increased investor demand for ESG investing opportunities, and the ESG ratings are used by some stakeholders to inform their investment and voting decisions. Unfavorable ESG ratings, or our inability to meet the ESG standards set by specific investors, may lead to unfavorable sentiment toward Baker Hughes, which could have a negative impact, among other things, on our stock price and cost of capital.
Regulatory requirements related to ESG or sustainability reporting have been adopted in the EU that apply to financial market participants. In the U.S., such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending at the SEC and in other states. We expect regulatory requirements related to ESG matters to continue to expand globally. We may be affected by our ability to meet evolving and expanding emissions reporting requirements and by investor and public perception of our reporting and performance related to voluntary climate standards.
To achieve our stated emission reduction goals, we have implemented internal decarbonization projects and may also need to rely on external factors, such as the greater deployment of carbon reduction and removal technologies and adoption of government policies that we expect would accelerate the adoption of energy transition technologies. There have been policy responses to support the energy transition in the U.S. with the passage of the Inflation Reduction Act. In addition, the 2022 energy disruptions have increased energy prices and raised energy security concerns, which may force many governments to reassess energy transition strategies, extending the timeline to ensure adequate and reasonably priced energy supplies. It is difficult to predict with certainty how these policy, economic, and energy security issues will impact the energy transition. Our failure or perceived failure to pursue or fulfill our reductions and elimination of carbon equivalent emissions commitments within the timelines we announce could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, our stock price and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing greenhouse gas ("GHG") emissions. Compliance with GHG emission regulations applicable to our or our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil-fuel sectors.
In the United States, the U.S. Environmental Protection Agency ("EPA") has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act ("CAA") of 1970, as amended. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from our equipment or operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry. International developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the Glasgow Climate Pact; the European Union Emission Trading System; Article 8 of the European Union Energy Efficiency Directive and the United Kingdom’s Streamlined Energy and Carbon Reporting ("SECR"); the EU's proposed carbon border adjustment mechanism ("CBAM"). Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material effect on our results of operations.
Baker Hughes Company 2022 Form 10-K | 21

Voluntary initiatives to reduce GHG emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.
There are various corporate and non-governmental initiatives that are focused on voluntary reductions of GHG emissions. These developments, and public perception relating to climate change, may shift demand from oil and natural gas towards an investment in relatively lower carbon emitting energy sources and alternative energy solutions. If, for example, new energy sources become more competitive than oil and natural gas globally, it could have a material effect on our results of operations.
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
In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations and standards concerning personal information, privacy and data security. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other data. These various and evolving federal, state and international laws, regulations and standards can differ significantly from one another and, given our global footprint, this may significantly complicate our compliance efforts and impose considerable costs, such as costs related to organizational changes and implementing additional protection technologies, which are likely to increase over time. In addition, compliance with applicable requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with any applicable federal, state or international laws, regulations, standards, or contractual or other obligations, relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies, customers or individuals, which could subject us to significant fines, sanctions, awards, penalties or judgments, all of which could adversely affect our business and operating results.
TECHNOLOGY RISKS
An inability to obtain, maintain, protect, defend or enforce our intellectual property rights could adversely affect our business.
There can be no assurance that the steps we take to obtain, maintain, protect, defend and enforce our intellectual property rights will be completely adequate. Our intellectual property rights may fail to provide us with significant competitive advantages, particularly in foreign jurisdictions where we have not invested in an intellectual property portfolio or that do not have, or do not enforce, strong intellectual property rights. The weakening of protection of our trademarks, patents, trade secrets and other intellectual property rights could also adversely affect our business.
We are a party to a number of licenses that give us rights to intellectual property that is necessary or useful to our business. Our success depends in part on the ability of our licensors to obtain, maintain, protect, defend and sufficiently enforce the licensed intellectual property rights we have commercialized. Without protection for the intellectual property rights we own or license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business products. Also, there can be no assurances that we will be able to obtain or renew from third parties the licenses to use intellectual property rights we need in the future, and there is no assurance that such licenses can be obtained on reasonable
Baker Hughes Company 2022 Form 10-K | 22

terms. We would be adversely affected in the event that any such license agreement was terminated without the right for us to continue using the licensed intellectual property.
Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our systems, data and business, and our relationships with customers and other third parties.
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, partners or suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our and our customers’, partners’, suppliers’ and third-party service providers’ systems, data, and business, and the confidentiality, availability and integrity of our and our employees’ and customers’ data. We utilize various procedures and controls to monitor and mitigate our exposure including the engagement of third party security experts for risk assessments and program enhancements, including ransomware vulnerability assessments, cybersecurity tabletop exercises, and internal phishing awareness campaigns. While we attempt to mitigate these risks, we remain vulnerable to cyber attacks and other security incidents, including ransomware incidents. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber attacks, a cyber attack could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber attacks and other security incidents. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our financial condition, results of operations and cash flows.
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
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful
Baker Hughes Company 2022 Form 10-K | 23

assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our financial condition, results of operations and cash flows.
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
Demand for our products and services is subject to factors beyond our control and depends substantially on expenditures by our customers. Changes in the global economy could impact our customers’ spending levels and our financial condition, results of operations and cash flows.
Demand for our services and products is highly correlated with global economic growth and substantially dependent on the levels of expenditures by our customers. Across our products and services, customer demand may be reduced due to global economic factors beyond our control, including but not limited to inflation, rising interest rates, fluctuations in foreign exchange rates, and declining availability of credit. Specifically, for example, past oil and natural gas industry downturns have resulted in reduced demand for oilfield products and services and lower expenditures by our customers, which in the past has resulted, and may in the future result, in a prolonged reduction in oil and natural gas prices that may require us to record asset impairments, and we could experience decreased revenue, decreased profitability and reduction in cash flows. Such potential impairment charges and adverse operating metrics could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Fluctuations or devaluations in foreign currencies relative to the U.S. dollar can impact our revenue and our costs of doing business and create volatility, as well as the costs of doing business of our customers.
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
Baker Hughes Company 2022 Form 10-K | 24

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Baker Hughes Company 2022 Form 10-K | 25

ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2022:

Oilfield Services & Equipment:
Houston, Pasadena, and The Woodlands, Texas; Broken Arrow and Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen and Montrose, Scotland; Nailsea and Newcastle, England; Macae and Niteroi, Brazil; Singapore, Singapore; Suzhou, China; Kakinada, India; Abu Dhabi and Dubai, United Arab Emirates; Dammam and Dhahran, Saudi Arabia; Luanda, Angola; Port Harcourt, Nigeria

Industrial & Energy Technology:
Deer Park, Texas; Jacksonville, Florida; Billerica, Massachusetts; Minden, Nevada; Longmont, Colorado; Twinsburg, Ohio - all located in the United States; Florence, Massa, Bari, and Talamona, Italy; Le Creusot, France; Leicester and Cramlington, England; Shannon, Ireland; Hurth and Wunstorf, Germany; Shanghai, China; Coimbatore, India

We own or lease numerous other facilities such as service centers, blend plants, workshops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 19. Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Item 8 herein.
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our OFSE segment, are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.
Baker Hughes Company 2022 Form 10-K | 26

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the ticker symbol 'BKR'. As of February 6, 2023, there were approximately 5,946 stockholders of record.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2022.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Programs (3) (4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (3) (4)
October 1-31, 2022	2,509,610	$23.61	2,500,857	$2,781,143,726
November 1-30, 2022	869,988	30.10	839,605	$2,755,776,668
December 1-31, 2022	10,330	28.42	—	$2,755,776,668
Total	3,389,928	$25.29	3,340,462
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
(3)In October 2022, our Board of Directors authorized an increase to our repurchase program of $2 billion of additional Class A common stock, increasing its existing repurchase authorization of $2 billion to $4 billion. During 2022, we entered into purchase plans that complied with Rule 10b5-1 of the Exchange Act (the "10b5-1 Plans"). Under the 10b5-1 Plans, the agents repurchased a number of our Class A common stock determined under the terms of the 10b5-1 Plans each trading day based on the trading price of the stock on that day.
(4)During the three months ended December 31, 2022, we repurchased and subsequently canceled 3.3 million shares of Class A common stock at an average price of $25.27 per share for a total of $84 million.
Baker Hughes Company 2022 Form 10-K | 27

Corporate Performance Graph
The following graph compares the yearly change in our cumulative total shareholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor's ("S&P") 500 Stock Index, the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index, and the Philadelphia Oil Service Index ("OSX") over the preceding five year period. In 2022, the Company elected to include the OSX index. Although, the Company is not a component of the OSX, this index was added because it represents a large group of companies with similar industry exposure, many of which provide the same or similar equipment and services as the Company.
Comparison of Five-Year Cumulative Total Return
BKR, S&P 500 Stock Index, S&P 500 Oil and Gas Equipment and Services Index, and OSX

	2017	2018	2019	2020	2021	2022
Baker Hughes Company ("BKR")	$100.00	$69.58	$85.55	$72.61	$86.38	$108.75
S&P 500 Stock Index	100.00	95.61	125.70	148.81	191.48	156.77
S&P 500 Oil and Gas Equipment and Services Index	100.00	58.53	64.70	41.26	52.64	87.20
Philadelphia Oil Service Index ("OSX")	100.00	54.78	54.48	31.56	38.10	61.53
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2017 in Baker Hughes common stock, the S&P 500 Index, the S&P 500 Oil and Gas Equipment and Services Index, and the OSX.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.
ITEM 6. [RESERVED]
Baker Hughes Company 2022 Form 10-K | 28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream, and downstream segments.
EXECUTIVE SUMMARY
Baker Hughes was successful in 2022, with key commercial successes and solid margin improvements in OFSE. Commercially in IET, orders performance in LNG and new energy hit new highs and are poised to remain strong into 2023. In 2022, we had a record year for LNG equipment orders, and achieved significant growth in new energy orders compared to 2021. Within OFSE, Subsea & Surface Pressure Systems also achieved a strong orders year compared to 2021.
Operationally, our performance for 2022 was mixed. During the year, we experienced several operational challenges across our organization most notably cost inflation, supply chain delays, impact of foreign exchange, and the suspension of our activities in Russia. Our performance improved over the second half of 2022 as supply chain challenges moderated, we saw increased activity primarily in OFSE, and we were able to achieve price improvements that collectively more than offset these operational challenges.
In 2022, we generated revenue of $21.2 billion, compared to $20.5 billion in 2021. The increase in revenue was primarily driven by higher volume in OFSE. Operating income in 2022 was $1,185 million compared to $1,310 million in 2021. The decrease in operating income was driven by higher restructuring, impairment and other charges, partially offset by higher segment operating income in OFSE. Income before income taxes was $22 million in 2022, and included other non-operating losses of $911 million and net interest expense of $252 million. Included in our other non-operating loss was a $451 million loss from the sale of part of the OFSE Russia business, and $265 million of unrealized net losses from marking our investments in ADNOC Drilling and C3 AI to fair value.
In the third quarter of 2022, we announced a reorganization of the Company to create two operating segments, OFSE and IET. This has kicked off a major transformation effort across the organization, including key management changes, which will fundamentally improve the way the Company operates. This reorganization is designed to simplify and streamline our organizational structure, and create better flexibility and economies of scale across the two operating segments. For OFSE, one area of focus will be right sizing OFSE through facility rationalization, removing management layers, and integrating multiple functions and capabilities. For IET, we expect commercial and technological benefits from closer integration as well as the benefit of cost out programs. We expect these changes to improve the long-term optionality and growth opportunities for Baker Hughes as our markets and customers continue to evolve.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the fourth quarter of 2022 by one cent to $0.19 per share. For the full year of 2022, we returned a total of $1.6 billion to shareholders in the form of dividends and share repurchases. We continue to invest in the Baker Hughes portfolio through strategic acquisitions and early-stage new energy investments. In 2022, we made several strategic acquisitions that will complement our current portfolio. Such acquisitions include the Power Generation division of BRUSH Group (“BRUSH”). BRUSH is an established equipment manufacturer that specializes in electric power generation and management for the industrial and energy sectors, which will complement the IET existing portfolio. Other transactions include the acquisitions of Quest Integrity, which will enhance our inspection capabilities, and AccessESP, which broadens our electrical submersible pump ("ESP") technology portfolio. New energy investments include Mosaic Materials and NET Power. In 2022, we entered into an agreement to acquire Altus Intervention, a leading international provider of well intervention services and downhole technology, which will enhance OFSE's existing portfolio. The Altus transaction is expected to close in the first half of 2023. We also
Baker Hughes Company 2022 Form 10-K | 29

reached an agreement with GE for the sale of our Nexus Controls business. GE will continue to provide Baker Hughes with GE’s MarkTM controls products currently in the Nexus Controls portfolio, and we will be the exclusive supplier and service provider of such GE products for our oil and gas customers’ control needs. The transaction is expected to close in mid-2023.
The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. As we announced in March 2022, we suspended any new investments for our Russia operations. Over the course of 2022, changes to sanctions continued to make ongoing operations increasingly complex and significantly more challenging. As a result, we took actions to suspend substantially all of our operational activities related to Russia across the Company including suspending work on equipment and service contracts in Russia, and we completed the sale of part of our OFSE Russia business to local management in the fourth quarter of 2022. Russia represented approximately 2%, 5%, and 5% of our total revenue in 2022, 2021, and 2020, respectively.
As we look ahead to 2023, the global economy is expected to experience some challenges under the weight of inflationary pressures and tightening monetary conditions. Despite recessionary pressures in some of the world’s largest economies, we maintain a positive outlook for the energy sector. With years of under investment now being amplified by recent geopolitical factors, global spare capacity for oil and gas has deteriorated and will likely require years of investment growth to meet forecasted future demand. For this reason, we continue to believe that we are in the early stages of a multi-year upturn in global activity and are poised to see a second consecutive year of strong growth in global upstream spending in 2023.
We remain positive on the near term and long term prospects for the natural gas and LNG investment cycle. Near term, we believe that the likely reopening of China, combined with Europe’s need to refill gas storage supplies, will play a critical role in keeping global gas and LNG markets tight. Longer term, we remain optimistic on the structural growth outlook for natural gas and LNG as the world looks to lower emissions and displace the consumption of coal. In addition to the strong growth in traditional oil and gas spending, we also believe that the Inflation Reduction Act in the U.S. and potential new legislation in Europe will support significant growth opportunities in new energy in 2023 and beyond.
OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•OFSE North America activity: We expect North American spending to continue to improve in 2023, as compared to 2022, should commodity prices remain at current levels.
•OFSE International activity: We expect spending outside of North America to experience strong growth in 2023, as compared to 2022, should commodity prices remain at current levels.
•IET LNG projects: We remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of energy and broader industry, including hydrogen, geothermal, carbon capture, utilization and storage, and energy storage. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
Baker Hughes Company 2022 Form 10-K | 30

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the years ended December 31, 2022, 2021, and 2020, and should be read in conjunction with the consolidated financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2022	2021	2020
Brent oil prices ($/Bbl) (1)	$100.93	$70.86	$41.96
WTI oil prices ($/Bbl) (2)	94.90	68.14	39.16
Natural gas prices ($/mmBtu) (3)	6.45	3.89	2.03
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI ("West Texas Intermediate") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Oil and natural gas prices increased during 2022 largely driven by supply constraints which has also been amplified as a result of recent geopolitical events.
Outside North America, customer spending is most heavily influenced by Brent oil prices. The average Brent oil prices increased to $100.93/Bbl in 2022 from $70.86/Bbl in 2021 and ranged from a low of $76.02/Bbl in December 2022, to a high of $133.18/Bbl in March 2022. The average Brent oil prices increased to $70.86/Bbl in 2021 from $41.96/Bbl in 2020 and ranged from a low of $50.37/Bbl in January 2021, to a high of $85.76/Bbl in October 2021.
In North America, customer spending is highly driven by WTI oil prices, which similarly to Brent oil prices, on average increased to $94.90/Bbl in 2022 from $68.14/Bbl in 2021, and ranged from a low of $71.05/Bbl in December 2022, to a high of $123.64/Bbl in March 2022. WTI oil prices on average increased to $68.14/Bbl in 2021 from $39.16/Bbl in 2020, and ranged from a low of $47.47/Bbl in January 2021, to a high of $85.64/Bbl in October 2021.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $6.45/mmBtu in 2022, representing a 66% increase over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $9.85/mmBtu in August 2022, to a low of $3.46/mmBtu in November 2022. According to the U.S. Department of Energy, working natural gas in storage at the end of 2022 was 2,891 billion cubic feet ("Bcf"), which was 9.5%, or 304 Bcf, below the corresponding week in 2021. Henry Hub Natural Gas Spot Price averaged $3.89/mmBtu in 2021, representing a 92% increase over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $23.86/mmBtu in February 2021, to a low of $2.43/mmBtu in April 2021. According to the U.S. Department of Energy, working natural gas in storage at the end of 2021 was 3,226 billion cubic feet ("Bcf"), which was 6.8%, or 234 Bcf, below the corresponding week in 2020.
Baker Hughes Company 2022 Form 10-K | 31

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
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable, however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as onshore China because this information is not readily available.
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started, but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the majority of the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2022	2021	2020
North America	898	610	522
International	851	756	827
Worldwide	1,749	1,366	1,349
2022 Compared to 2021
Overall the rig count was 1,749 in 2022, an increase of 28% as compared to 2021 due to an increase in activity in North America and internationally. The rig count in North America increased 47% and the international rig count increased 13% in 2022 compared to 2021.
Within North America, the increase was primarily driven by the U.S. rig count, which was up 51% on average when compared to the same period last year, and an increase in the Canada rig count, which was up 32% on average. Internationally, the increase in the rig count was driven by increases in the Latin America region, Africa region, Middle East region, and Asia-Pacific region of 22%, 19%, 16%, and 8%, respectively.
2021 Compared to 2020
Overall the rig count was 1,366 in 2021, an increase of 1% as compared to 2020 due primarily to an increase in activity in North America partially offset by declines internationally. The rig count in North America increased 17% and the international rig count decreased 9% in 2021 compared to 2020.
Within North America, the increase was primarily driven by the Canadian rig count, which was up 48% on average when compared to the same period last year, and an increase in the U.S. rig count, which was up 10% on average. Internationally, the decrease in the rig count was driven primarily by decreases in the Middle East region, Africa region, and Europe region of 21%, 10%, and 10%, respectively.
Baker Hughes Company 2022 Form 10-K | 32

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
Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, goodwill and inventory impairments, separation related costs, and certain gains and losses not allocated to the operating segments.
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
Orders and Remaining Performance Obligations
Our consolidated statements of income (loss) displays sales and costs of sales in accordance with SEC regulations under which “goods” is required to include all sales of tangible products and “services” must include all other sales, including other services activities. For the amounts shown below, we distinguish between “equipment” and “product services,” where product services refers to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to “product services” simply as “services” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Orders: We recognized orders of $26.8 billion, $21.7 billion, and $20.7 billion in 2022, 2021, and 2020, respectively. We recognized OFSE orders of $14.1 billion, $11.8 billion, and $12.3 billion and IET orders of $12.7 billion, $9.9 billion, and $8.4 billion in 2022, 2021 and 2020, respectively. Within IET, Gas Technology Equipment orders were $6.4 billion, $3.9 billion, $3.0 billion, and Gas Technology Services orders were $3.0 billion, $2.9 billion, and $2.6 billion in 2022, 2021 and 2020, respectively.
Baker Hughes Company 2022 Form 10-K | 33

Remaining Performance Obligations ("RPO"): As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $27.8 billion and $23.6 billion, respectively. As of December 31, 2022 and 2021, OFSE remaining performance obligations totaled $2.6 billion and $2.0 billion, and IET remaining performance obligations totaled $25.3 billion and $21.5 billion, respectively.
Revenue and Operating Income
Summarized financial information for the Company's segments is shown in the following tables.

	Year Ended December 31,			$ Change
	2022	2021	2020	From 2021 to 2022	From 2020 to 2021
Revenue:
Well Construction	$3,854	$3,301	$3,257	$553	$44
Completions, Intervention & Measurements	3,559	3,106	3,614	453	(508)
Production Solutions	3,587	3,135	3,269	452	(134)
Subsea & Surface Pressure Systems	2,230	2,486	2,844	(256)	(358)
Oilfield Services & Equipment	13,229	12,028	12,984	1,201	(956)
Gas Technology - Equipment	2,560	2,916	2,421	(356)	495
Gas Technology - Services	2,441	2,700	2,475	(259)	225
Total Gas Technology	5,002	5,616	4,896	(614)	720
Condition Monitoring	545	562	581	(17)	(19)
Inspection	995	949	865	46	84
Pumps, Valves & Gears	826	801	809	25	(8)
PSI & Controls	559	546	570	13	(23)
Total Industrial Technology	2,925	2,857	2,824	68	34
Industrial & Energy Technology	7,926	8,473	7,721	(547)	754
Total	$21,156	$20,502	$20,705	$654	$(203)
The following table presents Oilfield Services & Equipment revenue by geographic region:

	Year Ended December 31,			$ Change
	2022	2021	2020	From 2021 to 2022	From 2020 to 2021
North America	$3,764	$2,904	$3,107	$860	$(203)
Latin America	2,099	1,681	1,447	418	234
Europe/CIS/Sub-Saharan Africa	2,483	2,865	2,846	(382)	19
Middle East/Asia	4,883	4,579	5,584	304	(1,005)
Oilfield Services & Equipment	$13,229	$12,028	$12,984	$1,201	$(956)

North America	$3,764	$2,904	$3,107	$860	$(203)
International	9,465	9,124	9,877	341	(753)
Baker Hughes Company 2022 Form 10-K | 34

The following table presents segment operating income through to net loss for the Company.

	Year Ended December 31,			$ Change
	2022	2021	2020	From 2021 to 2022	From 2020 to 2021
Segment operating income:
Oilfield Services & Equipment	$1,201	$830	$506	$371	$324
Industrial & Energy Technology	1,135	1,177	998	(42)	178
Total segment operating income	2,336	2,006	1,504	330	502
Corporate	(416)	(429)	(464)	13	35
Inventory impairment (1)	(31)	—	(246)	(31)	246
Goodwill impairment	—	—	(14,773)	—	14,773
Restructuring, impairment and other	(682)	(209)	(1,866)	(473)	1,657
Separation related	(23)	(60)	(134)	37	74
Operating income (loss)	1,185	1,310	(15,978)	(125)	17,289
Other non-operating income (loss), net	(911)	(583)	1,040	(328)	(1,623)
Interest expense, net	(252)	(299)	(264)	47	(35)
Income (loss) before income taxes	22	428	(15,202)	(406)	15,630
Provision for income taxes	(600)	(758)	(559)	158	(199)
Net loss	$(578)	$(330)	$(15,761)	$(248)	$15,431
(1)Inventory impairments are reported in "Cost of goods sold" of the consolidated statements of income (loss).
Fiscal Year 2022 to Fiscal Year 2021
Revenue in 2022 was $21,156 million, an increase of $654 million, or 3%, from 2021. This increase in revenue was largely a result of increased activity in OFSE, partially offset by a decline in IET. OFSE increased $1,201 million and IET decreased $547 million.
Total segment operating income in 2022 was $2,336 million, an increase of $330 million, or 16%, from 2021. The increase was primarily driven by OFSE, which increased $371 million, partially offset by IET which decreased $42 million.
Oilfield Services & Equipment
OFSE 2022 revenue was $13,229 million, an increase of $1,201 million, or 10%, from 2021, primarily as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $3,764 million in 2022, an increase of $860 million from 2021. International revenue was $9,465 million in 2022, an increase of $341 million from 2021, primarily driven by growth in Latin America and the Middle East, partially offset by declines in the Russia Caspian and Europe regions. The year-over-year revenue was reduced by the removal of the subsea drilling systems ("SDS") business from the consolidated OFSE operations in the fourth quarter of 2021 due to the formation of a joint venture.
OFSE 2022 segment operating income was $1,201 million, compared to $830 million in 2021. The increase was primarily driven by higher volume and price, partially offset by logistics and commodity cost inflation.
Industrial & Energy Technology
IET 2022 revenue was $7,926 million, a decrease of $547 million, or 6%, from 2021. The decrease was primarily driven by lower volume in both Gas Technology Equipment and Gas Technology Services, the impact from foreign currency translation, and supply chain delays in Gas Technology Services, partially offset by higher volume in Industrial Technology.
Baker Hughes Company 2022 Form 10-K | 35

IET 2022 segment operating income was $1,135 million, compared to $1,177 million in 2021. The decrease in profitability was driven by lower volume, unfavorable foreign currency translation impact, higher research and development costs, and inflationary pressure, partially offset by favorable business mix and higher pricing in certain product lines.
Corporate
In 2022, corporate expenses were $416 million, a decrease of $13 million compared to 2021, primarily driven by cost efficiencies and past restructuring actions.
Inventory Impairment
In 2022, we recorded inventory impairments of $31 million primarily in IET as part of suspending our Russia operations. Inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss). There were no inventory impairments during 2021.
Restructuring, Impairment and Other
In 2022, we recognized $682 million of restructuring, impairment and other charges, primarily related to the suspension of substantially all of our operations in Russia, as well as, costs incurred to facilitate our reorganization into two segments and the implementation of certain projects in our OFSE segment to optimize their global footprint. In addition, we impaired certain long-lived assets in our OFSE segment for the subsea production systems ("SPS") business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business. In 2021, we recognized $209 million in restructuring, impairment and other charges. The charges in 2021 primarily related to the initiatives in our OFSE segment that were the continuation of our overall strategy to right-size our structural costs.
Separation Related
We recorded $23 million of separation related costs in 2022, a decrease of $37 million from the prior year. Costs relate to the activities for the separation from GE, primarily related to information technology. Separation activities were substantially completed by the end of 2022.
Other Non-Operating Loss, Net
In 2022, we recorded $911 million of other non-operating loss, an increase of $328 million from the prior year, primarily due to the loss of $451 million from the sale of part of the OFSE business in Russia. We also recorded $265 million of unrealized losses related to marking our investments in C3 AI and ADNOC to fair value. Additionally, in December 2022, the Company, BHH LLC and GE entered into an agreement which resulted in the termination of the Tax Matters Agreement ("TMA"), and as a result, we recorded a charge of $81 million, of which $21 million was a cash payment to GE as a net settlement of claims asserted under the TMA. See "Note 11. Income Taxes" for further information.
Interest Expense, Net
In 2022, we incurred interest expense, net of interest income, of $252 million, a decrease of $47 million from the prior year, driven primarily by higher interest income, and lower interest expense due to $28 million of non-recurring costs in 2021 associated with the refinancing of our senior notes.
Income Taxes
In 2022, our provision for income taxes was $600 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S.
Baker Hughes Company 2022 Form 10-K | 36

In 2021, our provision for income taxes was $758 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
Fiscal Year 2021 to Fiscal Year 2020
Revenue in 2021 was $20,502 million, a decrease of $203 million, or 1%, from 2020. This decrease in revenue was largely a result of decreased activity in OFSE, partially offset by an increase in IET. OFSE decreased $956 million and IET increased $754 million.
Total segment operating income in 2021 was $2,006 million, an increase of $502 million, or 33%, from 2020. The increase was driven by OFSE, which increased $324 million, and IET, which increased $178 million.
Oilfield Services & Equipment
OFSE 2021 revenue was $12,028 million, a decrease of $956 million, or 7%, from 2020, primarily as a result of decreased international activity in 2021 compared to 2020, as evidenced by a decline in the corresponding rig count, and, to a lesser extent, decreased activity in North America, and supply chain constraints that occurred in the second half of 2021. International revenue was $9,124 million in 2021, a decrease of $753 million from 2020, primarily driven by declines in the Middle East, partially offset by growth in Latin America. North America revenue was $2,904 million in 2021, a decrease of $203 million from 2020. The decrease in revenue was also driven by the disposition of the surface pressure control flow business in the fourth quarter of 2020, and the removal of SDS from consolidated OFSE operations in the fourth quarter of 2021 due to the formation of a joint venture.
OFSE 2021 segment operating income was $830 million, compared to $506 million in 2020. The increase was primarily driven by higher cost productivity as a result of cost efficiencies and restructuring actions. Additional drivers were increases in price in certain product lines, partially offset by lower volume.
Industrial & Energy Technology
IET 2021 revenue was $8,473 million, an increase of $754 million, or 10%, from 2020. The increase was primarily driven by higher volume for both Gas Technology Equipment and Gas Technology Services, partially offset by supply chain constraints that impacted product deliveries, mainly in the Industrial Technology product lines.
IET 2021 segment operating income was $1,177 million, compared to $998 million in 2020. The increase in profitability was driven primarily by higher volume, price, and productivity, partially offset by unfavorable business mix.
Corporate
In 2021, corporate expenses were $429 million, a decrease of $35 million compared to 2020, primarily driven by lower expenses as a result of cost out programs and restructuring actions.
Inventory Impairment
There were no inventory impairments during 2021. In 2020, we recorded inventory impairments of $246 million primarily related to our OFSE segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
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
Baker Hughes Company 2022 Form 10-K | 37

goodwill impairment charge of $14,773 million during the first quarter of 2020. There were no other goodwill impairments during 2020.
Restructuring, Impairment and Other
In 2021, we recognized $209 million in restructuring, impairment and other charges. The charges in 2021 primarily relate to the initiatives in our OFSE segment that are the continuation of our overall strategy to right-size our structural costs. In 2020, we recognized $1,866 million in restructuring, impairment and other charges. These charges primarily related to the restructuring plan announced in the first quarter of 2020, which included product line rationalization actions, headcount reductions in certain geographical locations, and other initiatives to right-size operations for anticipated activity levels and market conditions.
Separation Related
We recorded $60 million of separation related costs in 2021, a decrease of $74 million from the prior year, largely driven by a reduction in the ongoing activities for the separation from GE, primarily related to information technology.
Other Non-Operating Income/(Loss), Net
In 2021, we recorded $583 million of other non-operating loss. Costs in 2021 include an unrealized loss of $1,085 million from marking our investment in C3 AI to fair value, partially offset by an unrealized gain of $241 million from marking our investment in ADNOC Drilling to fair value, by the reversal of $121 million of current accruals due to the settlement of certain legal matters, and by income of $121 million for liabilities previously expected to be recoverable as they were indemnified under the TMA with GE. This income from indemnified liabilities has an offset in the "Provision for income taxes" caption in our consolidated statements of income (loss).
In 2020, we recorded $1,040 million of other non-operating income. Included in this amount was an unrealized gain of $1,417 million related to marking our investment in C3 AI to fair value, partially offset by losses of $353 million for the sale of two product lines in OFSE, the rod lift systems business and the surface pressure control flow business.
Interest Expense, Net
In 2021, we incurred net interest expense of $299 million, an increase of $35 million from the prior year, primarily driven by higher interest expense, mainly related to $28 million of costs associated with the refinancing of our senior notes due December 2022, and lower interest income.
Income Taxes
In 2021, our income tax expense was $758 million, an increase of $199 million, from $559 million in 2020. The increase was primarily due to tax expense related to unrecognized tax benefits and the geographical mix of earnings. Our 2021 income tax expense included $121 million that we previously expected to be recoverable as it related to liabilities indemnified under the TMA with GE. This tax expense has an offset in the "Other non-operating income (loss), net" caption in our consolidated statements of income (loss).
COMPLIANCE
In the conduct of all of our activities, we are committed to maintaining the core values of our Company, as well as high safety, ethical, and quality standards as also reported in our Quality Management System ("QMS"). We believe such a commitment is integral to running a sound, successful, and sustainable business. We devote significant resources to maintain a comprehensive global ethics and compliance program ("Compliance Program") which is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code of Conduct, and other Company policies and procedures.
Baker Hughes Company 2022 Form 10-K | 38

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
•Global and independent structure of Chief Compliance Officer and other compliance professionals providing compliance advice, customized training and governance, as well as investigating allegations across all regions and countries where we do business.
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
•Compliance Review Board comprised of senior officers of the Company that meets quarterly to monitor effectiveness of the Compliance Program, as well as segment compliance review boards that meet quarterly.
•Technology to monitor and report on compliance matters, including an internal investigations management system, a conflict of interest reporting and management system, a web-based anti-boycott reporting tool, global trade management systems and comprehensive watch list screening.
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
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At December 31, 2022, we had cash and cash equivalents of $2.5 billion compared to $3.9 billion at December 31, 2021.
In the U.S. we held cash and cash equivalents of approximately $0.6 billion and $1.6 billion and outside the U.S. of approximately $1.9 billion and $2.2 billion as of December 31, 2022 and 2021, respectively. A substantial portion of the cash held outside the U.S. at December 31, 2022 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
Baker Hughes Company 2022 Form 10-K | 39

We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At December 31, 2022 and 2021, there were no borrowings under the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Borrowings" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2022, we were in compliance with all debt covenants. Our next debt maturity is December 2023.
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
During the year ended December 31, 2022, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, repurchases of our common stock, and distributions to noncontrolling interests.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2022	2021	2020
Operating activities	$1,888	$2,374	$1,304
Investing activities	(1,564)	(463)	(618)
Financing activities	(1,592)	(2,143)	225
Operating Activities
Cash flows from operating activities generated cash of $1,888 million, $2,374 million, and $1,304 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of goods and services.
In 2022, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, loss on business dispositions, stock based compensation cost, loss on equity securities, and the impairment of certain assets). Working capital, which includes contract and other deferred assets, generated cash of $122 million in 2022 primarily due to strong progress collections on equipment contracts and an increase in accounts payable, partially offset by the increase in receivables and inventory as we build for revenue growth.
In 2021, working capital generated $480 million of cash primarily due to accounts payable, inventories and contract and other deferred assets partially offset by accounts receivable and progress collections, as we continued to make progress on improving our working capital processes. Restructuring and GE separation related payments
Baker Hughes Company 2022 Form 10-K | 40

were $175 million on a net basis in 2021 and included the proceeds from the disposal of certain facilities, which are reflected below in investing activities.
In 2020, working capital generated $216 million of cash primarily due to receivables and positive progress collections partially offset by accounts payable. Restructuring and GE separation related payments were $670 million in 2020.
Investing Activities
Cash flows from investing activities used cash of $1,564 million, $463 million, and $618 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $989 million, $856 million, and $974 million for 2022, 2021, and 2020, respectively, partially offset by cash flows from the sale of property, plant and equipment of $217 million, $315 million, and $187 million in 2022, 2021, and 2020, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and to property, machinery and equipment no longer used in operations that was sold throughout the period.
In 2022, we paid $845 million for both acquisitions and investments in business interests. We completed several acquisitions during 2022 including BRUSH Power Generation, Quest Integrity, AccessESP, and Mosaic Materials. The total cash paid, net of cash acquired, for acquisitions was $767 million, and we used cash on hand to fund these transactions.
In 2021, we contributed our SDS business to create a joint venture and received as consideration 50% of the shares of the joint venture, cash of $70 million, and a promissory note of $80 million. In 2020, we received proceeds of $187 million primarily from the sale of our rod lift systems and our surface pressure control flow businesses.
In 2021, we invested $266 million to add capabilities to our new energy and industrial asset management offerings through the acquisition of business interests in Augury, Ekona Power, Electrochaea, and the acquisition of ARMS Reliability, among others. Also in 2021, we sold approximately 2.2 million C3 AI Shares and received proceeds of $145 million, which is included in other investing activities.
Financing Activities
Cash flows from financing activities used cash of $1,592 million, $2,143 million, and generated cash of $225 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We had net repayments of short-term debt of $28 million, $41 million, and $204 million and long-term debt of nil, $1,313 million, and $42 million in 2022, 2021, and 2020, respectively. The repayment of long-term debt in 2021 was primarily driven by the early repayment of our 2.773% Senior Notes due December 2022 ("the 2022 Notes") with a principal amount of $1,250 million. In addition, a charge of $28 million related to the early redemption was recorded within "Interest expense, net" in our consolidated statements of income (loss).
In 2022, we increased our quarterly dividend by one cent to $0.19 per share during the fourth quarter. We paid dividends of $726 million, $592 million, and $488 million to our Class A stockholders, and we made distributions of $17 million, $157 million, and $256 million to GE in 2022, 2021, and 2020, respectively.
In 2022, our Board of Directors authorized an increase to our repurchase program of $2 billion of additional Class A common stock and LLC units for each of the Company and BHH LLC, respectively, increasing its existing repurchase authorization of $2 billion to $4 billion. During 2022, the Company and BHH LLC repurchased and canceled 29.7 million shares of Class A common stock and LLC Units, respectively, for a total of $828 million.
In 2021, we received proceeds from the issuance of $650 million aggregate principal amount of 1.231% Senior Notes due December 2023 and $600 million aggregate principal amount of 2.061% Senior Notes due December
Baker Hughes Company 2022 Form 10-K | 41

2026. In 2020, we had proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 2030.
In 2021, we repaid $832 million (£600 million) of commercial paper originally issued in 2020 ($737 million at date of issuance) under the COVID Corporate Financing Facility established by the Bank of England.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2023 will be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $500 million to $550 million in 2023.
Contractual Obligations and Commitments
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2022 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
See “Note 9. Borrowings” of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our long-term debt. See “Note 8. Leases” of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our operating leases.
As of December 31, 2022, we had expected cash payments for estimated interest on our long-term debt and finance lease obligations of $267 million payable within the next twelve months and $2,936 million payable thereafter.
As of December 31, 2022, we had purchase obligations of $1,584 million payable within the next twelve months and $907 million payable thereafter. Our purchase obligations include expenditures for capital assets for 2023 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $665 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations discussed above. See "Note 11. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Baker Hughes Company 2022 Form 10-K | 42

Other factors affecting liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2022, 15% of our gross customer receivables were from customers in the U.S. and 11% were from customers in Mexico. As of December 31, 2021, 13% of our gross customer receivables were from customers in the U.S and 12% were from customers in Mexico.
International operations: Our cash that is held outside the U.S. is 77% of the total cash balance as of December 31, 2022. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
The Audit Committee of our Board of Directors has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2022. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.
Revenue Recognition on Long-Term Product Services Agreements
We have long-term service agreements with our customers within our IET segment. These agreements typically require us to maintain assets sold to the customer over a defined contract term. These agreements have average contract terms of greater than 10 years. From time to time, these contract terms may be extended through contract modifications or amendments, which may result in revisions to future billing and cost estimates. Revenue recognition on long-term product services agreements requires estimates of both customer payments and the costs to perform required maintenance services over the contract term. We recognize revenue on an over time basis using input method to measure our progress toward completion at the estimated margin rate of the contract.
Baker Hughes Company 2022 Form 10-K | 43

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
Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $20 million, $14 million and $17 million for the three years ended December 31, 2022, 2021 and 2020, respectively. We provide for probable losses when they become evident. Cash billings collected on these contracts were approximately $0.7 billion and $0.6 billion during the years ended December 31, 2022 and 2021, respectively. Our contracts (on average) are approximately 18% complete based on costs incurred to date and our estimate of future costs.
Revenue Recognition on Sale of Customized Equipment
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimation of the total costs required to fulfill our promise to a customer is generally based on our history of manufacturing similar assets for customers. This estimation of cost is critical to our revenue recognition process and is updated routinely to reflect changes in quantity or cost of the inputs. In certain projects, the underlying technology or promise to the customer is unique to what we have historically promised and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.  The total revenue recognized for the sale of equipment on an over time basis during the twelve months ended December 31, 2022, 2021, and 2020 was $4.2 billion, $4.8 billion, and $4.6 billion, respectively.
Goodwill and Other Identified Intangible Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions and typically requires analysis of discounted cash flows and other market information, such as trading multiples, and comparable transactions. Cash flow analysis requires judgment regarding many factors, such as management’s projections of future cash flows, weighted-average cost of capital, and long-term growth rates. Market information requires judgmental selection of relevant market comparables. We assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain, and actual results may differ from those assumed in our analysis. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units. Any resulting impairment charges could have a material impact on our results of operations.
Baker Hughes Company 2022 Form 10-K | 44

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
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $496 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2022. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
Allowance for Credit Losses
The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due to us. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations. At December 31, 2022 and 2021, the allowance for credit losses totaled $341 million and $400 million of total gross accounts receivable, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving, and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements, and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2022 and 2021, inventory reserves totaled $396 million and $374 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving, and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
See "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of accounting standards to be adopted.
Baker Hughes Company 2022 Form 10-K | 45

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk, but do not enter into derivative financial instrument transactions for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.
INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. As of December 31, 2022, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. The interest rate swaps are designated and each qualify as a fair value hedging instrument. The interest rate swaps are considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge was recorded as gain or loss in interest expense and was equally offset by the gain or loss of the underlying debt instrument, which also was recorded in interest expense.
The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2023	2024	2025	2026	2027	Thereafter	Total (2)
As of December 31, 2022
Long-term debt (1)	$650	$107	$—	$600	$1,350	$3,756	$6,463
Weighted average interest rates	1.46%	4.07%	—%	2.36%	3.75%	4.06%	3.59%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $5.8 billion at December 31, 2022.
(2)Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
Baker Hughes Company 2022 Form 10-K | 46

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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $3 billion and $3.3 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2022 and 2021, respectively. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2022, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $10 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 15. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.
Baker Hughes Company 2022 Form 10-K | 47

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ NANCY BUESE Nancy Buese Chief Financial Officer	/s/ KURT CAMILLERI Kurt Camilleri Senior Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 14, 2023
Baker Hughes Company 2022 Form 10-K | 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Baker Hughes Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Revenue recognition on certain agreements for sales of equipment manufactured to unique customer specifications
As discussed in Note 1 to the consolidated financial statements, the Company enters into agreements for sales of equipment manufactured to unique customer specifications on an over time basis. Revenue from these types of contracts is recognized to the extent of progress towards completion measured by actual costs incurred relative to total expected costs. The Company provides for potential losses on these types of contracts when it is probable that a loss will be incurred.
We identified revenue recognition for certain contracts from the sales of equipment manufactured to unique customer specifications as a critical audit matter. Complex auditor judgment was required in evaluating the Company's long-term estimates of the expected costs to be incurred in order to complete these contracts.
Baker Hughes Company 2022 Form 10-K | 49

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for sales of equipment manufactured to unique customer specifications. This included controls pertaining to the Company's estimation of costs expected to be incurred to complete contracts for sales of equipment manufactured to unique customer specifications. We evaluated the Company's ability to accurately estimate costs expected to be incurred to complete the contracts for sales of equipment manufactured to unique customer specifications. We evaluated the estimated costs expected to be incurred to complete the equipment manufactured to unique customer specifications for the contracts by:
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
/s/ KPMG LLP
Houston, Texas
February 14, 2023
Baker Hughes Company 2022 Form 10-K | 50

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 14, 2023
Baker Hughes Company 2022 Form 10-K | 51

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Revenue:
Sales of goods	$12,236	$12,248	$12,846
Sales of services	8,920	8,254	7,859
Total revenue	21,156	20,502	20,705
Costs and expenses:
Cost of goods sold	10,445	10,458	11,383
Cost of services sold	6,311	5,995	6,123
Selling, general and administrative	2,510	2,470	2,404
Goodwill impairment	—	—	14,773
Restructuring, impairment and other	682	209	1,866
Separation related	23	60	134
Total costs and expenses	19,971	19,192	36,683
Operating income (loss)	1,185	1,310	(15,978)
Other non-operating income (loss), net	(911)	(583)	1,040
Interest expense, net	(252)	(299)	(264)
Income (loss) before income taxes	22	428	(15,202)
Provision for income taxes	(600)	(758)	(559)
Net loss	(578)	(330)	(15,761)
Less: Net income (loss) attributable to noncontrolling interests	23	(111)	(5,821)
Net loss attributable to Baker Hughes Company	$(601)	$(219)	$(9,940)

Per share amounts:
Basic & diluted income (loss) per Class A common share	$(0.61)	$(0.27)	$(14.73)

Cash dividend per Class A common share	$0.73	$0.72	$0.72
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2022 Form 10-K | 52

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2022	2021	2020
Net loss	$(578)	$(330)	$(15,761)
Less: Net income (loss) attributable to noncontrolling interests	23	(111)	(5,821)
Net loss attributable to Baker Hughes Company	(601)	(219)	(9,940)
Other comprehensive income (loss):
Investment securities	—	—	(2)
Foreign currency translation adjustments	(269)	(305)	175
Cash flow hedges	2	(16)	(5)
Benefit plans	(14)	170	(125)
Other comprehensive income (loss)	(281)	(151)	43
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	(16)	—
Other comprehensive income (loss) attributable to Baker Hughes Company	(278)	(135)	43
Comprehensive loss	(859)	(481)	(15,718)
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	(127)	(5,821)
Comprehensive loss attributable to Baker Hughes Company	$(879)	$(354)	$(9,897)
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2022 Form 10-K | 53

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,488	$3,853
Current receivables, net	5,958	5,651
Inventories, net	4,587	3,979
All other current assets	1,559	1,582
Total current assets	14,592	15,065
Property, plant and equipment, less accumulated depreciation	4,538	4,877
Goodwill	5,930	5,959
Other intangible assets, net	4,180	4,131
Contract and other deferred assets	1,503	1,598
All other assets	2,781	2,943
Deferred income taxes	657	735
Total assets	$34,181	$35,308
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,298	$3,745
Short-term debt and current portion of long-term debt	677	40
Progress collections and deferred income	3,822	3,232
All other current liabilities	2,278	2,111
Total current liabilities	11,075	9,128
Long-term debt	5,980	6,687
Deferred income taxes	229	127
Liabilities for pensions and other postretirement benefits	960	1,110
All other liabilities	1,412	1,510
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 1,006 and 909 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value - 1,250 authorized, nil and 117 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Capital in excess of par value	28,126	27,375
Retained loss	(10,761)	(10,160)
Accumulated other comprehensive loss	(2,971)	(2,385)
Baker Hughes Company equity	14,394	14,830
Noncontrolling interests	131	1,916
Total equity	14,525	16,746
Total liabilities and equity	$34,181	$35,308
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2022 Form 10-K | 54

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2019	—	$23,565	$—	$(1,636)	$12,570	$34,499
Comprehensive income (loss):
Net loss			(9,940)		(5,821)	(15,761)
Other comprehensive income				43		43
Dividends on Class A Common Stock ($0.72 per share)		(488)				(488)
Distributions to GE					(256)	(256)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		1,317		(185)	(1,132)	—
Stock-based compensation cost		210				210
Other		9	(2)		(12)	(5)
Balance at December 31, 2020	—	24,613	(9,942)	(1,778)	5,349	18,242
Comprehensive loss:
Net loss			(219)		(111)	(330)
Other comprehensive loss				(135)	(16)	(151)
Dividends on Class A Common Stock ($0.72 per share)		(592)				(592)
Distributions to GE					(157)	(157)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		3,584		(477)	(3,107)	—
Repurchase and cancellation of Class A common stock		(418)		5	(21)	(434)
Stock-based compensation cost		205				205
Other		(17)	1		(21)	(37)
Balance at December 31, 2021	—	27,375	(10,160)	(2,385)	1,916	16,746
Comprehensive income (loss):
Net income (loss)			(601)		23	(578)
Other comprehensive loss				(278)	(3)	(281)
Dividends on Class A Common Stock ($0.73 per share)		(726)				(726)
Distributions to GE					(17)	(17)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		2,060		(309)	(1,751)	—
Repurchase and cancellation of Class A common stock		(823)		1	(6)	(828)
Stock-based compensation cost		207				207
Other		33			(31)	2
Balance at December 31, 2022	—	$28,126	$(10,761)	$(2,971)	$131	$14,525
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2022 Form 10-K | 55

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(578)	$(330)	$(15,761)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,061	1,105	1,317
Loss on business dispositions	451	—	353
Loss (gain) on equity securities	265	845	(1,417)
Stock-based compensation cost	207	205	210
Property, plant and equipment impairment	166	7	461
Inventory impairment	31	—	246
Goodwill impairment	—	—	14,773
Intangible assets impairment	18	—	729
Changes in operating assets and liabilities:
Current receivables	(625)	(126)	680
Inventories	(885)	170	(80)
Accounts payable	605	246	(711)
Progress collections and deferred income	1,103	(72)	396
Contract and other deferred assets	(76)	262	(69)
Other operating items, net	145	62	177
Net cash flows from operating activities	1,888	2,374	1,304

Cash flows from investing activities:
Expenditures for capital assets	(989)	(856)	(974)
Proceeds from disposal of assets	217	315	187
Proceeds from business dispositions	—	70	187
Net cash paid for acquisitions and business interests	(845)	(266)	(57)
Other investing items, net	53	274	39
Net cash flows used in investing activities	(1,564)	(463)	(618)

Cash flows from financing activities:
Net repayments of short-term debt	(28)	(41)	(204)
Proceeds from the issuance of long-term debt	—	1,250	500
Proceeds from (repayment of) commercial paper	—	(832)	737
Repayments of long-term debt	—	(1,313)	(42)
Dividends paid	(726)	(592)	(488)
Distributions to GE	(17)	(157)	(256)
Repurchase of Class A common stock	(828)	(434)	—
Other financing items, net	7	(24)	(22)
Net cash flows from (used in) financing activities	(1,592)	(2,143)	225
Effect of currency exchange rate changes on cash and cash equivalents	(97)	(47)	(28)
Increase (decrease) in cash and cash equivalents	(1,365)	(279)	883
Cash and cash equivalents, beginning of period	3,853	4,132	3,249
Cash and cash equivalents, end of period	$2,488	$3,853	$4,132
See "Note 23. Supplementary Information" for additional cash flow disclosures
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2022 Form 10-K | 56

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company ("Baker Hughes", "the Company", "we", "us", or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We are a holding company and have no material assets other than our wholly owned operating company, Baker Hughes Holdings LLC ("BHH LLC"). As of December 31, 2022, General Electric Company ("GE") no longer had an economic interest in BHH LLC. As of December 31, 2021, GE's economic interest in BHH LLC was 11.4%. See "Note 13. Equity" for further information. BHH LLC is a Securities and Exchange Commission ("SEC") registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets; revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives; and the fair value of assets acquired and liabilities assumed in acquisitions.
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using our period end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Baker Hughes Company 2022 Form 10-K | 57

Baker Hughes Company
Notes to Consolidated Financial Statements
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
Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis, utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We begin to recognize revenue on these contracts when the contract specific inventory becomes customized for a customer, which is reflective of our initial transfer of control of the incurred costs. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.
Our billing terms for these over time contracts vary, but are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.
Performance Obligations Satisfied at a Point In Time
We recognize revenue for non-customized equipment at the point in time that the customer obtains control of the good. Equipment for which we recognize revenue at a point in time includes equipment we manufacture on a standardized basis for sale to the market. We use proof of delivery for certain large equipment with more complex logistics associated with the shipment, whereas the delivery of other equipment is generally determined based on historical data of transit times between regions.
On occasion we sell equipment with a right of return. We use our accumulated experience to estimate and provide for such returns when we record the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment and that acceptance has or is likely to occur.
Our billing terms for these point in time equipment contracts vary, but are generally based on shipment of the equipment to the customer.
Revenue from Sale of Services
Performance Obligations Satisfied Over Time
We sell product services under long-term product maintenance or extended warranty agreements in our Industrial & Energy Technology segment. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on LNG applications). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on an other than straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss becomes probable. The Company utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned. In addition, revenue for certain oilfield services is recognized on an over time basis as performed.
Baker Hughes Company 2022 Form 10-K | 58

Baker Hughes Company
Notes to Consolidated Financial Statements
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
Performance Obligations Satisfied at a Point In Time
We sell certain tangible products, largely spare equipment, through our services business. We recognize revenue for this equipment at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer. Our billing terms for these point in time service contracts vary, but are generally based on shipment of the equipment to the customer.
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $556 million, $492 million and $595 million for the years ended December 31, 2022, 2021 and 2020, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Separation Related
Separation related costs relate to activities performed to facilitate the separation from GE including costs for the build-out of certain information technology infrastructures as a result of the separation. Separation activities were substantially completed by the end of 2022.
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2022 and 2021, we had $605 million and $601 million, respectively, of cash held in bank accounts that cannot be readily released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S.
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
Concentration of Credit Risk
Our current receivables are spread over a broad and diverse group of customers across many countries. We grant credit to our customers and perform periodic credit evaluations of our customers' financial conditions, including monitoring our customers' payment history and current credit worthiness to manage this risk. We do not generally require collateral in support of our current receivables, but we may require payment in advance or security in the form of a letter of credit or a bank guarantee.
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out ("FIFO") basis or average cost basis. As necessary, we record provisions and maintain reserves for excess,
Baker Hughes Company 2022 Form 10-K | 59

Baker Hughes Company
Notes to Consolidated Financial Statements
slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.
Property, Plant and Equipment ("PP&E")
Property, plant and equipment is initially stated at cost and is depreciated over its estimated economic life. Subsequently, property, plant and equipment is measured at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated economic lives of the individual assets, and impairment losses. We manufacture a substantial portion of our tools and equipment in our OFSE segment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized in inventory and subsequently moved to PP&E.
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
Impairment of Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. See "Note 5. Goodwill and Other Intangible Assets" for further information on valuation methodology and impairment of goodwill.
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
Baker Hughes Company 2022 Form 10-K | 60

Baker Hughes Company
Notes to Consolidated Financial Statements
derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated statements of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
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
Baker Hughes Company 2022 Form 10-K | 61

Baker Hughes Company
Notes to Consolidated Financial Statements
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
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, equity securities without readily determinable fair value, equity method investments and long-lived assets that are written down to fair value when they are impaired, and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in a deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity.
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
Equity method investments are equity holdings in entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. The results of our equity method investments are presented in the consolidated statements of income (loss) as follows: (i) if the investment is integral to our operations, their results are included in "Selling, general and administrative," and (ii) if the investment is not integral to our operations, their results are included in "Other non-operating income (loss), net." Investments in, and advances to, equity method investments are presented on a one-line basis in the caption "All other assets" in our consolidated statements of financial position.
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
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and the tax base of assets and liabilities based on enacted tax rates expected to be in effect when taxes are actually paid or recovered, as well as for net operating losses and tax credit carryforwards. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes is not more likely than not to be realized.
We provide U.S. deferred taxes on our outside basis difference in our investment in BHH LLC. In determining this outside basis difference, we exclude non-deductible goodwill and the basis difference related to certain foreign
Baker Hughes Company 2022 Form 10-K | 62

Baker Hughes Company
Notes to Consolidated Financial Statements
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
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2022	2021
Customer receivables	$5,083	$4,724
Related parties	—	481
Other	1,216	846
Total current receivables	6,299	6,051
Less: Allowance for credit losses	(341)	(400)
Total current receivables, net	$5,958	$5,651
Customer receivables are recorded at the invoiced amount. Related parties as of December 31, 2021 consists of amounts owed to us primarily by GE. As of June 30, 2022, GE is no longer considered a related party. See "Note 18. Related Party Transactions" for further information. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, and customer retentions.
Baker Hughes Company 2022 Form 10-K | 63

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 3. INVENTORIES
Inventories, net of reserves of $396 million and $374 million in 2022 and 2021, respectively, are comprised of the following at December 31:

	2022	2021
Finished goods	$2,419	$2,228
Work in process and raw materials	2,168	1,751
Total inventories, net	$4,587	$3,979
For the year ended December 31, 2022, we recorded inventory impairments of $31 million. Inventory impairments in 2022 were primarily in our Industrial & Energy Technology segment as part of suspending our Russia operations. Inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss). There were no inventory impairments during 2021.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2022	2021
Land and improvements (1)	8 - 20 years (1)	$347	$350
Buildings, structures and related equipment	5 - 40 years	2,120	2,271
Machinery, equipment and other	2 - 20 years	7,192	7,259
Total cost		9,659	9,880
Less: Accumulated depreciation		(5,121)	(5,003)
Property, plant and equipment, less accumulated depreciation		$4,538	$4,877
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $839 million, $852 million and $1,009 million for the years ended December 31, 2022, 2021 and 2020, respectively. See "Note 20. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.
Baker Hughes Company 2022 Form 10-K | 64

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2020, gross	$19,818	$4,686	$24,504
Accumulated impairment at December 31, 2020	(18,273)	(254)	(18,527)
Balance at December 31, 2020	1,545	4,432	5,977
Currency exchange and others	7	(25)	(18)
Balance at December 31, 2021	1,552	4,407	5,959
Disposition (1)	(161)	—	(161)
Acquisitions (2)	41	417	458
Currency exchange, impairment and other	—	(96)	(96)
Total	1,432	4,728	6,160
Classified as held for sale (3)	—	(230)	(230)
Balance at December 31, 2022	$1,432	$4,498	$5,930
(1)The reduction in Oilfield Services & Equipment ("OFSE") goodwill relates to the sale of part of our OFSE Russia business. See "Note 21. Business Dispositions and Acquisitions" for further information.
(2)See "Note 21. Business Dispositions and Acquisitions" for further information related to acquisitions occurring during 2022.
(3)The reduction in Industrial & Energy Technology ("IET") goodwill relates to transferring our IET Nexus Controls business to held for sale. See "Note 22. Business Held for Sale" for further information.
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
During the third quarter of 2022, we completed our annual impairment test for each of our reporting units and determined that the fair value was substantially in excess of the carrying value for each reporting unit except for Subsea & Surface Pressure Systems (formerly Oilfield Equipment) resulting in an immaterial impairment of the residual amount of goodwill for this reporting unit. As previously disclosed, effective October 1, 2022, the Company reorganized to create two operating segments. In conjunction with the change in segments, the Company reevaluated its reporting units and concluded there was an immaterial change to the composition of its reporting units resulting in an immaterial goodwill allocation. In addition, we assessed our goodwill for recoverability following the reorganization, and concluded there was no impairment, which was consistent with our annual goodwill impairment test completed immediately prior to the reorganization. See "Note 17. Segment Information" for further details on the change in operating segments. Between our annual test and December 31, 2022, we did not identify any indicators that would lead to a determination that it is more likely than not the fair value of any reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
Baker Hughes Company 2022 Form 10-K | 65

Baker Hughes Company
Notes to Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,917	$(729)	$1,189	$1,922	$(752)	$1,170
Technology	1,212	(803)	409	1,090	(747)	$343
Trade names and trademarks	287	(175)	112	292	(169)	123
Capitalized software	1,308	(1,040)	268	1,311	(1,057)	254
Finite-lived intangible assets	4,725	(2,747)	1,978	4,615	(2,725)	1,890
Indefinite-lived intangible assets	2,202	—	2,202	2,241	—	2,241
Total intangible assets	$6,927	$(2,747)	$4,180	$6,856	$(2,725)	$4,131
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense was $222 million, $253 million and $308 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2023	$245
2024	223
2025	182
2026	135
2027	114
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. Our long-term product service agreements are provided by our IET segment. Our long-term equipment contracts are provided by both our IET and OFSE segments. Contract assets are comprised of the following at December 31:

	2022	2021
Long-term product service agreements	$392	$589
Long-term equipment contracts and certain other service agreements	955	825
Contract assets (total revenue in excess of billings)	1,347	1,414
Deferred inventory costs	125	156
Non-recurring engineering costs	31	28
Contract and other deferred assets	$1,503	$1,598
Revenue recognized during the years ended December 31, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $20 million and $14 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
Baker Hughes Company 2022 Form 10-K | 66

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following at December 31:

	2022	2021
Progress collections	$3,713	$3,108
Deferred income	109	124
Progress collections and deferred income (contract liabilities)	$3,822	$3,232
Revenue recognized during the years ended December 31, 2022 and 2021 that was included in the contract liabilities at the beginning of the year was $2,185 million and $2,398 million, respectively.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2022	2021	2020
Long-term fixed lease	$254	$255	$288
Long-term variable lease	48	32	25
Short-term lease (1)	477	440	477
Total operating lease expense	$779	$727	$790
(1)Leases with a term of one year or less, including leases with a term of one month or less.
Cash flows used in operating activities for operating leases approximates our expense for the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
2023	$214
2024	175
2025	119
2026	91
2027	58
Thereafter	203
Total lease payments	860
Less: imputed interest	119
Total	$741
Amounts recognized in the consolidated statements of financial position for operating leases are as follows:

	2022	2021
All other current liabilities	$189	$196
All other liabilities	552	624
Total	$741	$820
Baker Hughes Company 2022 Form 10-K | 67

Baker Hughes Company
Notes to Consolidated Financial Statements
Right-of-use assets of $757 million and $822 million as of December 31, 2022 and 2021, respectively, were included in "All other assets" in our consolidated statements of financial position. The weighted-average remaining lease term for our operating leases was approximately seven years and nine years for the years ended December 31, 2022 and 2021, respectively. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2022 and 2021 was 3.1% and 3.3%, respectively.
NOTE 9. BORROWINGS
The carrying value of our short-term and long-term borrowings are comprised of the following at December 31:

	2022		2021
	Amount	Effective Interest Rate (1)	Amount	Effective Interest Rate (1)
Short-term borrowings
1.231% Senior Notes due December 2023	$649	1.5%	$—	—
Other borrowings	29	2.9%	40	4.5%
Total short-term borrowings	677		40

Long-term borrowings
1.231% Senior Notes due December 2023	—	—%	647	1.5%
8.55% Debentures due June 2024 (2)	114	4.1%	118	4.1%
2.061% Senior Notes due December 2026	597	2.4%	597	2.2%
3.337% Senior Notes due December 2027	1,277	3.8%	1,335	3.2%
6.875% Notes due January 2029 (2)	273	3.9%	279	4.0%
3.138% Senior Notes due November 2029	523	3.2%	522	3.2%
4.486% Senior Notes due May 2030	497	4.6%	497	4.6%
5.125% Senior Notes due September 2040 (2)	1,286	4.2%	1,292	4.2%
4.080% Senior Notes due December 2047	1,338	4.1%	1,337	4.1%
Other long-term borrowings	75	4.2%	63	2.9%
Total long-term borrowings	5,980		6,687
Total borrowings	$6,658		$6,727
(1)Effective interest rate is based on the carrying value including issuance costs, interest rate swaps, and step-up adjustments from the Baker Hughes Incorporated ("BHI") acquisition recorded for certain Senior Notes and Debentures.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI.
The carrying value of our short-term and long-term borrowings include issuance costs, changes in fair value of the debt instrument hedged by interest rate swaps, and step-up adjustments for the BHI acquisition. At December 31, 2022 and 2021, these adjustments resulted in a net increase to the carrying value of our borrowings totaling $91 million and $162 million, respectively. The estimated fair value of total borrowings at December 31, 2022 and 2021 was $5,863 million and $7,328 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2027, and in the aggregate thereafter, are listed in the table below:

	2023	2024	2025	2026	2027	Thereafter
Total debt	$677	$150	$14	$611	$1,280	$3,926
Baker Hughes Company 2022 Form 10-K | 68

Baker Hughes Company
Notes to Consolidated Financial Statements
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At December 31, 2022 and 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of December 31, 2022, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,554 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2022, we were in compliance with all debt covenants.
NOTE 10. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
Certain of our employees are covered by Company sponsored pension plans. We also maintain unfunded end-of-service benefit plans that are mandated in certain countries in which we operate. Our primary plans disclosed in 2022 included four U.S. plans and eight non-U.S. plans, primarily in the UK and Germany, all with plan assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, the majority of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits, through unfunded plans, to a closed group of U.S. employees who retire and meet certain age and service requirements. The accumulated postretirement benefit obligation related to these plans was $37 million and $50 million at December 31, 2022 and 2021, respectively.
Funded Status
The funded status position represents the difference between the benefit obligation and the plan assets. Our primary plans consist of seven funded plans and five unfunded plans. The projected benefit obligation ("PBO") for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation ("ABO") is the actuarial present value of pension benefits attributed to employee service to date at present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.
Baker Hughes Company 2022 Form 10-K | 69

Baker Hughes Company
Notes to Consolidated Financial Statements
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our defined benefit plans ("Pension Benefits").

	Pension Benefits
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$3,550	$3,806
Service cost	23	27
Interest cost	78	64
Actuarial gain (1)	(928)	(154)
Benefits paid	(119)	(111)
Settlements	(24)	(33)
Acquisition	202	—
Other	—	(7)
Foreign currency translation adjustments	(148)	(42)
Benefit obligation at end of year	2,634	3,550

Change in plan assets:
Fair value of plan assets at beginning of year	3,147	3,202
Actual return on plan assets	(850)	83
Employer contributions	32	28
Benefits paid	(119)	(111)
Settlements	(24)	(33)
Acquisition	214	—
Foreign currency translation adjustments	(134)	(22)
Fair value of plan assets at end of year	2,266	3,147

Funded status - underfunded at end of year	$(368)	$(403)

Accumulated benefit obligation	$2,595	$3,497
(1)The actuarial gain was primarily related to a change in the discount rate used to measure the benefit obligation for our plans in 2022 and 2021.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits
	2022	2021
Noncurrent assets	$58	$109
Current liabilities	(15)	(17)
Noncurrent liabilities	(411)	(495)
Net amount recognized	$(368)	$(403)
Baker Hughes Company 2022 Form 10-K | 70

Baker Hughes Company
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets is as follows at December 31:

	Pension Benefits
	2022	2021
Projected benefit obligation	$1,143	$1,476
Accumulated benefit obligation	$1,103	$1,423
Fair value of plan assets	$717	$964
We have a U.S. non-qualified supplemental pension plan (“BH SPP”) for certain employees which are included in the benefit obligations and funded status in the tables above. In order to meet a portion of our obligations of the BH SPP, we have established a trust comprised primarily of mutual fund assets. The value of these assets were $34 million and $45 million as of December 31, 2022 and 2021, respectively. These assets are not included as plan assets or in the funded status amounts in the tables above and below.
Net Periodic Cost
The components of net periodic cost are as follows:

	Pension Benefits
	2022	2021	2020
Service cost	$23	$27	$27
Interest cost	78	64	77
Expected return on plan assets	(114)	(130)	(121)
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	27	40	34
Curtailment / settlement loss	2	2	10
Net periodic cost	$17	$4	$28
The service cost component of the net periodic cost is included in "operating income (loss)" and all other components are included in the "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).
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
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits
	2022	2021
Discount rate	4.89%	2.15%
Rate of compensation increase	3.30%	3.21%
Interest crediting rate	4.31%	2.60%
Baker Hughes Company 2022 Form 10-K | 71

Baker Hughes Company
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits
	2022	2021	2020
Discount rate	2.15%	1.66%	2.34%
Expected long-term return on plan assets	3.85%	4.07%	4.20%
Interest crediting rate	2.60%	2.60%	2.60%
We determine the discount rate using a bond matching model, whereby the weighted average yields on high-quality fixed-income securities have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations while higher discount rates reduce the size of the benefit obligation. The compensation assumption is used in our active plans to estimate the annual rate at which the pay for plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to our defined benefit plans consists of the following at December 31:

	Pension Benefits
	2022	2021
Net actuarial loss	$348	$365
Net prior service cost	15	17
Total	$363	$382
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
Baker Hughes Company 2022 Form 10-K | 72

Baker Hughes Company
Notes to Consolidated Financial Statements
The table below presents the fair value of the plan assets at December 31:

	2022	2021
Debt securities
Fixed income and cash investment funds	$1,482	$1,890
Equity securities
Global equity securities (1)	180	250
U.S. equity securities (1)	102	222
Insurance contracts	100	112
Real estate	53	59
Private equities	37	48
Other investments (2)	313	566
Total plan assets	$2,266	$3,147
(1)Include direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value ("NAV") as a practical expedient amounted to $2,157 million and $3,028 million as of December 31, 2022 and 2021, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 13%, 69%, and 18% as of December 31, 2022, respectively, and 16%, 62%, and 22% as of December 31, 2021, respectively. Those investments that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $109 million and $119 million as of December 31, 2022 and 2021, respectively. There were investments classified within Level 3 of $100 million and $112 million for non U.S. insurance contracts as of December 31, 2022 and 2021, respectively.
Other
In April 2022, we initiated the termination of one of our fully funded frozen U.S. defined benefit pension plans (the "Plan"), which would result in the full settlement of our Plan obligations, which at December 31, 2022 was $286 million. The distribution of Plan assets from the pension trust fund pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements, which we currently expect to occur by the end of 2023. We do not expect the termination to have a material impact on our financial condition, results of operations or cash flows.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2022, we contributed approximately $32 million, which includes benefit payments made directly to the employee for our unfunded plans. We anticipate we will contribute between approximately $15 million to $20 million to our pension plans in 2023.
Baker Hughes Company 2022 Form 10-K | 73

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the expected benefit payments for Pension Benefits over the next 10 years. For funded Company sponsored plans, the benefit payments are made by the respective pension trust funds.

Year	Pension Benefits
2023 (1)	$447
2024	129
2025	133
2026	138
2027	139
2028-2032	730
(1)Includes $286 million related to the Plan termination discussed above.
DEFINED CONTRIBUTION PLANS
Our primary defined contribution plan during 2022 was the Company-sponsored U.S. 401(k) plan ("401(k) Plan").  The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust.  The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately. In addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested after three years of employment.  The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer the Company's common stock as an investment option.  Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $212 million and $194 million in 2022 and 2021, respectively.
We have two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $256 million and $322 million at December 31, 2022 and 2021, respectively, and are included in the captions "All other assets" and "Liabilities for pensions and other postretirement benefits," respectively, in our consolidated statements of financial position.
NOTE 11. INCOME TAXES
The provision for income taxes is comprised of the following:

	2022	2021	2020
Current:
U.S.	$6	$11	$(59)
Foreign	489	614	458
Total current	495	625	399
Deferred:
U.S.	40	(24)	11
Foreign	65	157	149
Total deferred	105	133	160
Provision for income taxes	$600	$758	$559
On August 16, 2022, the U.S. enacted The Inflation Reduction Act which included a number of additional credits and deductions for businesses and individuals. The tax provisions of this law, particularly the adoption of the corporate book minimum tax provision, are not effective until 2023. Currently, the Company does not believe the corporate book minimum tax provision, or any of the other tax provisions, will have a material impact on the Company for 2023, however, we will continue to monitor the future impact to Baker Hughes related to this new law. Further, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted on March 27, 2020 in the U.S. in response to the COVID-19 pandemic, contained measures to assist companies, including
Baker Hughes Company 2022 Form 10-K | 74

Baker Hughes Company
Notes to Consolidated Financial Statements
allowing net operating losses originating in 2018, 2019, or 2020 to be carried back up to five years. During 2020, we elected to carry back losses to 2014 and accordingly recognized a $117 million tax benefit. We received the cash refunds related to this benefit during 2021.
The geographic sources of income (loss) before income taxes are as follows:

	2022	2021	2020
U.S.	$(698)	$(724)	$(14,288)
Foreign	720	1,152	(914)
Income (loss) before income taxes	$22	$428	$(15,202)
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2022	2021	2020
Income (loss) before income taxes	$22	$428	$(15,202)

Taxes at the U.S. federal statutory income tax rate	5	90	(3,192)
Impact of goodwill impairment	—	—	3,102
Effect of foreign operations (1)	338	216	148
Tax expense (benefit) due to unrecognized tax benefits	(7)	201	35
Tax impact of partnership structure	6	137	(33)
Change in valuation allowances	164	70	494
CARES Act	—	—	(117)
Other - net	94	44	122
Provision for income taxes (2)	$600	$758	$559
Actual income tax rate	2,727.3%	177.1%	(3.7)%
(1)For December 31, 2022, $140 million of this amount relates to the charges associated with the sale and suspension of our Russia operations.
(2)For December 31, 2021, $121 million of this amount was previously indemnified under the Tax Matters Agreement with GE of which $119 million was included in tax expense due to unrecognized tax benefits. In December 2022, the Company and GE entered into an agreement to terminate the Tax Matters Agreement. See below for further information.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
Baker Hughes Company 2022 Form 10-K | 75

Baker Hughes Company
Notes to Consolidated Financial Statements
The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2022	2021
Deferred tax assets:
Operating & capital loss carryforwards	$2,074	$2,297
Tax credit & other carryforwards	1,087	1,183
Investment in partnership	846	457
Property	128	156
Employee benefits	62	116
Goodwill and other intangibles	46	97
Receivables	94	72
Inventory	52	61
Other	163	111
Total deferred income tax asset	4,552	4,550
Valuation allowances	(4,090)	(3,928)
Total deferred income tax asset after valuation allowance	462	622
Deferred tax liabilities:
Other	(34)	(14)
Total deferred income tax liability	(34)	(14)
Net deferred tax asset	$428	$608
At December 31, 2022, we had approximately $399 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law, $542 million of U.S. foreign tax credits and $146 million of other U.S. Federal and state tax credits and other carryforwards, the majority of which will expire after tax year 2027 under U.S. Federal and state tax law. Additionally, we had $1,977 million of net operating loss carryforwards ("NOLs"), of which approximately $301 million will expire within five years, $515 million will expire between six years and 20 years, and the remainder can be carried forward indefinitely. Lastly, we had $97 million of capital loss carryforwards, the majority of which will expire within five years.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2022, $4,090 million of valuation allowances are recorded against various deferred tax assets, including foreign operating and capital losses of $1,692 million, U.S. operating and capital losses of $116 million, U.S. foreign and non-U.S. tax credit carryforwards of $936 million, other tax credit carryforwards of $109 million, and certain other U.S. and foreign deferred tax assets of $1,237 million. There are $266 million of deferred tax assets related to NOLs and $196 million of various other deferred tax assets without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the Company's active non-U.S. business operations. As of December 31, 2022, the cumulative amount of undistributed foreign earnings is approximately $3,323 million. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2022, we had $496 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $127 million and $42 million related to interest and penalties, respectively, for total liabilities of $665 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $584 million. The remaining $81 million is comprised of $61 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character and $20 million increased valuation allowances.
Baker Hughes Company 2022 Form 10-K | 76

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2022	2021
Balance at beginning of year	$(531)	$(483)
Additions for tax positions of the current year	(19)	(32)
Additions for tax positions of prior years	(99)	(166)
Reductions for tax positions of prior years	100	42
Settlements with tax authorities	24	95
Lapse of statute of limitations	29	13
Balance at end of year	$(496)	$(531)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2022, we had approximately $72 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate, each of which may have multiple open years subject to examination. All Internal Revenue Service examinations have been completed and closed through 2019 for the most significant U.S. returns. We believe that we have made adequate provision for all income tax uncertainties.
OTHER
In connection with the merger between BHI and the oil and gas business of GE in July 2017, the Company and BHH LLC had entered into a Tax Matters Agreement ("TMA") with GE. The TMA governed the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the merger, including the respective rights, responsibilities, and obligations of the parties with respect to various other tax matters. In December 2022, the Company and GE entered into an agreement which resulted in the settlement of claims asserted under the TMA and the termination of the TMA. As a result, we recorded a charge of $81 million, of which $21 million was a cash payment to GE. This charge is reported in the "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).
NOTE 12. STOCK-BASED COMPENSATION
The Company has the Long-Term Incentive Plan ("LTI Plan") under which we may grant restricted stock units ("RSU"), performance share units ("PSU"), stock options and other equity-based awards to employees and non-employee directors providing services to the Company and our subsidiaries. The Company also provides an Employee Stock Purchase Plan ("ESPP") for eligible employees. A total of up to 29.5 million shares of Class A common stock are reserved and available for issuance pursuant to awards granted under the LTI Plan over its term which expires on the date of the annual meeting of the Company in 2031. A total of 27.8 million shares of Class A common stock are available for issuance as of December 31, 2022. This amount includes 20.2 million shares remaining from the initial reserve and 7.6 million shares added due to forfeitures, cancellations, and shares withheld to pay the employee's taxes, subject to the adjustments as provided in the LTI Plan.
Stock-based compensation cost was $207 million, $205 million and $210 million for the years ended December 31, 2022, 2021 and 2020, respectively. Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
Baker Hughes Company 2022 Form 10-K | 77

Baker Hughes Company
Notes to Consolidated Financial Statements
Restricted Stock
We may grant to our officers, directors and key employees RSUs, where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. Certain RSUs are subject to cliff or graded vesting, generally ranging over a period of three years, or over a one year period for non-employee directors. Cash dividend equivalents are accumulated on RSUs and are payable upon vesting of the awards. We determine the fair value of RSUs based on the market price of our common stock on the date of grant.
The following table presents the changes in RSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2021	16,035	$21.50
Granted	7,203	27.90
Vested	(7,719)	21.99
Forfeited	(1,177)	23.59
Unvested balance at December 31, 2022	14,342	$24.31
In 2022, the total intrinsic value of RSUs vested (defined as the value of shares awarded based on the price of our common stock at vesting date) was $210 million and unvested RSUs was $424 million. The total grant date fair value of RSUs vested in 2022 was $170 million. As of December 31, 2022, there was $181 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.77 years.
Performance Share Units
We may grant PSUs to certain officers and key employees. The PSUs are stock-based awards tied to predefined company metrics and total shareholder return ("TSR"). PSUs generally cliff vest after a service period of three years. Cash dividend equivalents are accumulated on certain PSUs and are payable upon vesting of the awards. The fair value of the awards determined for the predefined company metrics are based on the market price of our common stock on the date of grant. The fair value of the TSR awards are determined based on a Monte Carlo simulation method.
The following table presents the changes in PSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2021	3,702	$22.57
Granted	1,380	30.76
Vested	(1,268)	22.70
Forfeited	(290)	24.64
Unvested balance at December 31, 2022	3,525	$25.56
The total intrinsic value of PSUs vested and unvested, (defined as the value of the shares awarded at the year-end market price) was $44 million and $104 million, respectively, as of December 31, 2022. The total grant date fair value of PSUs vested in 2022 was $29 million. Total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.69 years, was $34 million as of December 31, 2022.
Baker Hughes Company 2022 Form 10-K | 78

Baker Hughes Company
Notes to Consolidated Financial Statements
Stock Options
We previously granted stock options to our officers, directors and key employees. Stock options generally vest in equal amounts over a vesting period of three years provided that the employee has remained continuously employed by the Company through such vesting date. We have not granted stock options to officers, directors, or key employees since 2019.
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2021	5,249	$31.25
Exercised	(1,661)	25.82
Expired	(681)	36.97
Outstanding and exercisable at December 31, 2022	2,907	$33.02
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2022 was 4.3 years. The maximum contractual term of options outstanding is 6.1 years.
There were 530 thousand, 850 thousand and 1,553 thousand options that vested in 2022, 2021 and 2020, respectively. The total fair value of options vested was $3 million, $7 million and $14 million, in 2022, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested stock options was immaterial as of December 31, 2022.
The total intrinsic value of stock options exercised (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) in 2022 was $12 million. The total intrinsic value of stock options outstanding and options exercisable at December 31, 2022 was $5 million. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $29.53 of our common stock as of the end of 2022 exceeds the exercise price of the options.
Employee Stock Purchase Plan
The ESPP provides for eligible employees to purchase shares of Class A common stock quarterly on an after-tax basis in an amount between 1% and 20% of their annual pay at a 15% discount of the fair market value of our Class A common stock at the end of each quarterly offering period. An employee may not purchase more than $3,000 in any of the three-month measurement periods described above or $12,000 annually.
A total of 21.5 million shares of Class A common stock are authorized for issuance, and at December 31, 2022, there were 10.5 million shares of Class A common stock reserved for future issuance.
NOTE 13. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares of Class A common stock and Class B common stock outstanding at December 31, 2022 is 1,006 million and nil, respectively. We have not issued any preferred stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. Class B common stock is entitled through their ownership of BHH LLC common units ("LLC Units") to receive distributions on an equal amount of any dividend paid by the Company. GE previously owned all the issued and outstanding
Baker Hughes Company 2022 Form 10-K | 79

Baker Hughes Company
Notes to Consolidated Financial Statements
Class B common stock, however, during the fourth quarter of 2022, GE completed the exchange of their remaining Class B common stock and as of December 31, 2022, GE no longer owns any Class B common stock nor the associated common units in BHH LLC.
In 2022, our Board of Directors authorized an increase to our repurchase program of $2 billion of additional Class A common stock and LLC units for each of the Company and BHH LLC, respectively, increasing its existing repurchase authorization of $2 billion to $4 billion. We expect to fund the repurchase program from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2022 and 2021, the Company and BHH LLC repurchased and canceled 29.7 million and 17.6 million shares of Class A common stock and LLC Units, each for $828 million and $434 million, representing an average price per share of $27.91 and $24.63, respectively. As of December 31, 2022, the Company and BHH LLC had authorization remaining to repurchase up to approximately $2.8 billion of its Class A common stock and LLC Units, respectively.
The following table presents the changes in the number of shares outstanding (in thousands):

	2022		2021
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Balance at beginning of year	909,142	116,548	723,999	311,433
Issue of shares upon vesting of restricted stock units (1)	6,316	—	4,968	—
Issue of shares on exercises of stock options (1)	1,632	—	408	—
Issue of shares for employee stock purchase plan	2,017	—	2,510	—
Exchange of Class B common stock for Class A common stock (2)	116,548	(116,548)	194,885	(194,885)
Repurchase and cancellation of Class A common stock	(29,694)	—	(17,628)	—
Balance at end of year	1,005,960	—	909,142	116,548
(1)    Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)    When shares of Class B common stock, together with associated LLC Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.
During 2022 and 2021, the Company declared and paid aggregate regular dividends of $0.73 and $0.72 per share, respectively, to holders of record of the Company's Class A common stock.
Baker Hughes Company 2022 Form 10-K | 80

Baker Hughes Company
Notes to Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(1,464)	$3	$(317)	$(1,778)
Other comprehensive income (loss) before reclassifications	(344)	(11)	135	(220)
Amounts reclassified from accumulated other comprehensive loss	39	(7)	38	70
Deferred taxes	—	2	(3)	(1)
Other comprehensive income (loss)	(305)	(16)	170	(151)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(38)	(3)	25	(16)
Less: Reallocation of AOCL based on change in ownership of BHH LLC Units	394	—	78	472
Balance at December 31, 2021	(2,125)	(10)	(250)	(2,385)
Other comprehensive income (loss) before reclassifications	(294)	(1)	2	(293)
Amounts reclassified from accumulated other comprehensive loss	25	3	27	55
Deferred taxes	—	—	(43)	(43)
Other comprehensive income (loss)	(269)	2	(14)	(281)
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	—	—	(3)
Less: Reallocation of AOCL based on change in ownership of BHH LLC Units	275	1	32	308
Balance at December 31, 2022	$(2,666)	$(9)	$(296)	$(2,971)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2022 and 2021 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details), and (iii) the release of foreign currency translation adjustments (see "Note 20. Restructuring, Impairment and Other" for additional details).
NOTE 14. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

(In millions, except per share amounts)	2022	2021	2020
Net loss	$(578)	$(330)	$(15,761)
Less: Net income (loss) attributable to noncontrolling interests	23	(111)	(5,821)
Net loss attributable to Baker Hughes Company	$(601)	$(219)	$(9,940)

Weighted average shares outstanding:
Class A basic & diluted	987	824	675
Net loss per share attributable to common stockholders:
Class A basic & diluted	$(0.61)	$(0.27)	$(14.73)
Baker Hughes Company 2022 Form 10-K | 81

Baker Hughes Company
Notes to Consolidated Financial Statements
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share ("EPS") above. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock were 30 million, 215 million, and 359 million for the years ended December 31, 2022, 2021 and 2020, respectively. The basic weighted average shares outstanding for both our Class A and Class B common stock combined were 1,017 million, 1,039 million, and 1,034 million for the years ended December 31, 2022, 2021 and 2020, respectively.
An exchange agreement existed between GE, BHH LLC, and us, ("Exchange Agreement") where GE was entitled to exchange its holding in our Class B common stock, and associated LLC Units, for Class A common stock on a one-for-one basis (subject to adjustment in accordance with the terms of the Exchange Agreement) or, at the option of Baker Hughes, an amount of cash equal to the aggregate value (determined in accordance with the terms of the Exchange Agreement) of the shares of Class A common stock that would have otherwise been received by GE in the exchange. In computing the dilutive effect, if any, that the aforementioned exchange would have on net income (loss) per share, net income (loss) attributable to holders of Class A common stock would be adjusted due to the elimination of the noncontrolling interests associated with the Class B common stock (including any tax impact). For the three years ended December 31, 2022, 2021 and 2020, such exchange is not reflected in diluted net income (loss) per share as the assumed exchange is not dilutive. As of December 31, 2022, GE no longer holds any of our Class B common stock and associated LLC Units. See "Note 13. Equity" for further information.
For the years ended December 31, 2022, 2021, and 2020 we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
NOTE 15. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	2022				2021
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$18	$—	$18	$—	$29	$—	$29
Investment securities	748	—	—	748	1,033	—	8	1,041
Total assets	748	18	—	766	1,033	29	8	1,070

Liabilities
Derivatives	—	(86)	—	(86)	—	(49)	—	(49)
Total liabilities	$—	$(86)	$—	$(86)	$—	$(49)	$—	$(49)
There were no transfers between Level 1, 2 and 3 during 2022.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2022	2021
Balance at beginning of year	$8	$30
Proceeds at maturity	(8)	(22)
Balance at end of year	$—	$8
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our
Baker Hughes Company 2022 Form 10-K | 82

Baker Hughes Company
Notes to Consolidated Financial Statements
investment securities. There are no unrealized gains or losses recognized in the consolidated statements of income (loss) on account of any Level 3 instrument still held at the reporting date.

	2022				2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities	$—	$—	$—	$—	$8	$—	$—	$8
Equity securities	557	191	—	748	579	455	(1)	1,033
Total	$557	$191	$—	$748	$587	$455	$(1)	$1,041
(1)Gains (losses) recorded to earnings related to these securities were $(271) million, $(843) million and $1.4 billion for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022 and 2021, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $97 million and $270 million, respectively, and ADNOC Drilling of $649 million and $741 million, respectively. We remeasured our investments to fair value based on quoted prices in active markets.
At December 31, 2022 and 2021, our investment in C3 AI consists of 8,650,476 shares of Class A common stock ("C3 AI Shares"). There were no C3 AI Shares sold during 2022. During 2021, we sold approximately 2.2 million of our C3 AI shares and received proceeds of $145 million. For the years ended December 31, 2022 and 2021, we recorded unrealized losses of $174 million and $1,085 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating income (loss), net” in our consolidated statements of income (loss).
At December 31, 2022 and 2021, our investment in ADNOC Drilling consists of 800,000,000 shares. For the years ended December 31, 2022 and 2021, we recorded an unrealized loss of $91 million and an unrealized gain of $241 million, respectively, from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating income (loss), net” in our consolidated statements of income (loss).
As of December 31, 2022 and 2021, $748 million and $1,041 million of total investment securities are recorded in "All other current assets," respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2022 and 2021 approximates their carrying value as reflected in our consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
Baker Hughes Company 2022 Form 10-K | 83

Baker Hughes Company
Notes to Consolidated Financial Statements
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2022		2021
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$1	$—	$—	$(3)
Interest rate swap contracts	—	(69)	—	(10)

Derivatives not accounted for as hedges
Currency exchange contracts and other	17	(17)	29	(36)
Total derivatives	$18	$(86)	$29	$(49)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2022 and 2021, $17 million and $28 million of derivative assets are recorded in "All other current assets" and $1 million and $1 million are recorded in "All other assets" of the consolidated statements of financial position, respectively. As of December 31, 2022 and 2021, $17 million and $39 million of derivative liabilities are recorded in "All other current liabilities" and $69 million and $10 million are recorded in "All other liabilities" of the consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash flow hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income", or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 13. Equity" for further information on activity in AOCI for cash flow hedges. The maximum term of cash flow hedges that hedge forecasted transactions was less than one year at December 31, 2022 and 2021.
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
As of December 31, 2022 and 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Baker Hughes Company 2022 Form 10-K | 84

Baker Hughes Company
Notes to Consolidated Financial Statements
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship), but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Consolidated statements of income (loss) caption	2022	2021	2020
Currency exchange contracts (1)	Cost of goods sold	$24	$(9)	$59
Currency exchange contracts	Cost of services sold	18	5	62
Commodity derivatives	Cost of goods sold	(6)	1	2
Other derivatives	Other non-operating income (loss), net	2	—	8
Total (2)		$38	$(3)	$131
(1)Excludes a loss of nil, gains of $7 million and losses of $14 million on embedded derivatives for the years ended December 31, 2022, 2021 and 2020, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $3.8 billion and $3.9 billion at December 31, 2022 and 2021, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2022 Form 10-K | 85

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 16. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our OFSE and IET segment revenue from contracts with customers by product lines. See "Note 17. Segment Information" for further details.

Total Revenue	2022	2021	2020
Well Construction	$3,854	$3,301	$3,257
Completions, Intervention & Measurements	3,559	3,106	3,614
Production Solutions	3,587	3,135	3,269
Subsea & Surface Pressure Systems	2,230	2,486	2,844
Oilfield Services & Equipment	13,229	12,028	12,984
Gas Technology - Equipment	2,560	2,916	2,421
Gas Technology - Services	2,441	2,700	2,475
Total Gas Technology	5,002	5,616	4,896
Condition Monitoring	545	562	581
Inspection	995	949	865
Pumps, Valves & Gears	826	801	809
PSI & Controls	559	546	570
Total Industrial Technology	2,925	2,857	2,824
Industrial & Energy Technology	7,926	8,473	7,721
Total	$21,156	$20,502	$20,705
In addition, management views OFSE segment revenue from contracts with customers by geographic region:

Oilfield Services & Equipment Geographic Revenue	2022	2021	2020
North America	$3,764	$2,904	$3,107
Latin America	2,099	1,681	1,447
Europe/CIS/Sub-Saharan Africa	2,483	2,865	2,846
Middle East/Asia	4,883	4,579	5,584
Oilfield Services & Equipment	$13,229	$12,028	$12,984
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $27.8 billion and $23.6 billion, respectively. As of December 31, 2022, we expect to recognize revenue of approximately 57%, 70% and 88% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 17. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Each segment is organized and managed based upon the nature of our markets and customers and consist of similar products and services.
In the third quarter of 2022, we announced a reorganization of the Company to create two operating segments focused on different growth profiles and designed to simplify our operations and enhance profitability. Effective
Baker Hughes Company 2022 Form 10-K | 86

Baker Hughes Company
Notes to Consolidated Financial Statements
October 1, 2022, the two operating segments, also our reportable segments, are Oilfield Services & Equipment (“OFSE”) and Industrial & Energy Technology (“IET”). The financial information for 2021 and 2020 have been recast to conform to the new segment presentation.
We previously operated the Company through four segments. Through this reorganization, we merged the Oilfield Services segment with the Oilfield Equipment segment to form the OFSE segment, and we merged the Turbomachinery & Process Solutions segment with the Digital Solutions segment to form the IET segment. We believe the new structure will allow each segment to better adapt to the quickly changing energy markets, and by removing certain management layers, will upgrade a number of key operational processes across our businesses and enhance their economies of scale. The following is a description of each segment’s business operations:
Oilfield Services & Equipment provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals, and Subsea & Surface Pressure Systems, which encompasses subsea projects services and drilling systems, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and CCUS, strengthening its digital architecture and addressing key energy market themes.
Industrial & Energy Technology provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas ("LNG") operations, downstream refining and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into six product lines - Gas Technology Equipment and Gas Technology Services, collectively referred to as Gas Technology, and Condition Monitoring, Inspection, Pumps Valves & Gears, and PSI & Controls, collectively referred to as Industrial Technology.
Segment revenue and operating income are determined based on the internal performance measures used by the CODM to assess the performance of each segment in a financial period. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, separation related costs, inventory impairments, goodwill impairments and certain gains and losses not allocated to the operating segments. Consistent accounting policies have been applied by all segments, for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Summarized financial information for the Company's segments is shown in the following tables.

Segment revenue	2022	2021	2020
Oilfield Services & Equipment	$13,229	$12,028	$12,984
Industrial & Energy Technology	7,926	8,473	7,721
Total	$21,156	$20,502	$20,705
Baker Hughes Company 2022 Form 10-K | 87

Baker Hughes Company
Notes to Consolidated Financial Statements

Segment income (loss) before income taxes	2022	2021	2020
Oilfield Services & Equipment	$1,201	$830	$506
Industrial & Energy Technology	1,135	1,177	998
Total segment	2,336	2,006	1,504
Corporate	(416)	(429)	(464)
Inventory impairment (1)	(31)	—	(246)
Goodwill impairment	—	—	(14,773)
Restructuring, impairment and other	(682)	(209)	(1,866)
Separation related	(23)	(60)	(134)
Other non-operating income (loss), net	(911)	(583)	1,040
Interest expense, net	(252)	(299)	(264)
Income (loss) before income taxes	$22	$428	$(15,202)
(1)Inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
The following table presents total assets by segment at December 31:

Segment assets	2022	2021
Oilfield Services & Equipment	$17,181	$17,950
Industrial & Energy Technology	12,286	11,480
Total segment	29,467	29,430
Corporate and eliminations (1)	4,714	5,878
Total	$34,181	$35,308
(1)The assets in Corporate and eliminations consist primarily of cash, the Baker Hughes trade name, our investment in C3 AI, certain facilities, and certain other noncurrent assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of our reportable segments.
The following table presents depreciation and amortization by segment:

Segment depreciation and amortization	2022	2021	2020
Oilfield Services & Equipment	$845	$874	$1,072
Industrial & Energy Technology	197	208	216
Total Segment	1,042	1,082	1,288
Corporate	19	23	29
Total	$1,061	$1,105	$1,317
The following table presents capital expenditures by segment:

Segment capital expenditures	2022	2021	2020
Oilfield Services & Equipment	$791	$659	$743
Industrial & Energy Technology	183	182	196
Total Segment	974	841	939
Corporate	15	15	35
Total	$989	$856	$974
Baker Hughes Company 2022 Form 10-K | 88

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents consolidated revenue based on the location to where the product is shipped or the services are performed. Other than the U.S., no other country accounted for more than 10% of our consolidated revenue during the periods presented.

Revenue	2022	2021	2020
U.S.	$4,942	$4,497	$4,638
Non-U.S.	16,214	16,005	16,067
Total	$21,156	$20,502	$20,705
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2022	2021
U.S.	$1,554	$1,651
Non-U.S.	2,984	3,226
Total	$4,538	$4,877
NOTE 18. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
During the second quarter of 2022, GE's ownership interest in us and BHH LLC was reduced to less than 5%. As a result, considering all aspects of our relationship with GE, as of June 30, 2022, we no longer consider GE a related party. Below we provide our disclosures for purchases and sales with GE through June 30, 2022.
We had purchases with GE and its affiliates of $293 million during the six months ended June 30, 2022, and $716 million and $804 million during the years ended December 31, 2021 and 2020, respectively. In addition, we sold products and services to GE and its affiliates for $83 million during the six months ended June 30, 2022, and, $185 million and $212 million during the years ended December 31, 2021 and 2020, respectively.
OTHER RELATED PARTIES
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV. We had purchases with the Aero JV of $528 million, $603 million, and $642 million during the years ended December 31, 2022, 2021 and 2020, respectively. We have $110 million and $86 million of accounts payable at December 31, 2022 and 2021, respectively, for products and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the years ended December 31, 2022, 2021 and 2020.
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
In January 2013, INEOS and Naphtachimie initiated expertise proceedings in Aix-en-Provence, France arising out of a fire at a chemical plant owned by INEOS in Lavera, France, which resulted in a 15-day plant shutdown and destruction of a steam turbine, which was part of a compressor train owned by Naphtachimie. The most recent quantification of the alleged damages is €250 million. Two of the Company's subsidiaries (and 17 other companies)
Baker Hughes Company 2022 Form 10-K | 89

Baker Hughes Company
Notes to Consolidated Financial Statements
were notified to participate in the proceedings. On December 12, 2022, the expert issued his final report, which found no liability on the part of the Company's subsidiaries.
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
Baker Hughes Company 2022 Form 10-K | 90

Baker Hughes Company
Notes to Consolidated Financial Statements
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
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business ("GE O&G") of GE ("the Transactions"). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. On or around February 12, 2020, the defendants filed motions to dismiss the lawsuit on the grounds that the complaint failed to state a claim on which relief could be granted. On or around October 27, 2020, the Chancery Court granted GE’s motion to dismiss, and granted in part the motion to dismiss filed by Mr. Craighead and Ms. Ross, thereby dismissing all of the claims against GE and Ms. Ross, and all but one of the claims against Mr. Craighead. At this time, we are not able to predict the outcome of the remaining claim.
On December 11, 2019, BMC Software, Inc. (“BMC”) filed a lawsuit in federal court in the Southern District of Texas against Baker Hughes, a GE company, LLC alleging trademark infringement, unfair competition, and unjust enrichment, arising out of the Company’s use of its new logo and affiliated branding. On January 1, 2020, BMC amended its complaint to add Baker Hughes Company. The relief sought in the complaint includes a request for injunctive relief, an award of damages (including punitive damages), pre- and post-judgment interest, and attorneys’ fees and costs. On or around January 27, 2023, the parties entered into a confidential Settlement Agreement. Any consideration contemplated by the Settlement Agreement is immaterial to the Company's financial statements.
In December 2020, the Company received notice that the SEC was conducting a formal investigation that the Company understands was related to its books and records and internal controls regarding sales of its products and services in projects impacted by U.S. sanctions. The Company cooperated with the SEC and provided requested information. The Company also initiated an internal review with the assistance of external legal counsel regarding internal controls and compliance related to U.S. sanctions requirements. While the Company's review was ongoing, in September 2021, the Company voluntarily informed the Office of Foreign Assets Control ("OFAC") that non-U.S. Baker Hughes affiliates in two foreign countries appear to have received payments, involving U.S. touchpoints, that are subject to debt restrictions pursuant to applicable U.S. sanctions laws. In February 2022, OFAC informed the Company that it has issued a cautionary letter and that it will not pursue a civil monetary penalty or further enforcement action. The cautionary letter reflects OFAC’s final enforcement response to the Company’s voluntary self-disclosure. The Company provided copies of its correspondence with OFAC to the SEC. On January 12, 2023,
Baker Hughes Company 2022 Form 10-K | 91

Baker Hughes Company
Notes to Consolidated Financial Statements
the Company was notified that the SEC had concluded its investigation and does not intend to recommend an enforcement action against the Company.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $4.5 billion at December 31, 2022. It is not practicable to estimate the fair value of these financial instruments. As of December 31, 2022, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2027 of $1,584 million, $377 million, $267 million, $119 million and $113 million, respectively, and $31 million in the aggregate thereafter.
We sometimes enter into consortium or similar arrangements for certain projects primarily in our OFSE segment. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
Baker Hughes Company 2022 Form 10-K | 92

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 20. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $682 million, $209 million, and $1,866 million during the years ended December 31, 2022, 2021 and 2020, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
In 2022, we recorded restructuring and impairment charges of $196 million. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments that was effective October 1, 2022. As a result, we incurred charges primarily related to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments. In addition, property, plant and equipment ("PP&E") impairments and other costs were recorded related to exit activities at specific locations in our OFSE segment to align with our current market outlook and rationalize our manufacturing supply chain footprint. See "Note 17. Segment Information" for further information on the change in segments. We expect to incur additional charges of approximately $100 million in 2023 in connection with our restructuring plan initiated in 2022, and currently expect this plan to come to completion by the end of 2023.
In 2021, we recorded restructuring and impairment charges totaling $138 million. Charges incurred were primarily related to the continuation of our overall strategy to restructure our business, which is designed to optimize our structural costs for the year-over-year change in activity levels and market conditions.
In 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we recorded restructuring and impairment charges totaling $903 million. Charges incurred were primarily related to rationalizing certain product lines and restructuring our business to right-size our operations and to address the challenging market conditions in the upstream oil and gas market.
The following table presents the restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results.

	2022	2021	2020
Oilfield Services & Equipment	$121	$121	$800
Industrial & Energy Technology	36	11	89
Corporate	39	6	14
Total	$196	$138	$903
The following table presents restructuring and impairment charges by type:

	2022	2021	2020
Property, plant and equipment	$58	$7	$385
Employee-related termination expenses	121	99	464
Asset relocation costs	3	20	15
Contract termination fees	1	2	23
Other incremental costs	13	10	16
Total	$196	$138	$903
OTHER CHARGES
Other charges included in the "Restructuring, impairment and other" caption in the consolidated statements of income (loss) were $486 million, $71 million, and $963 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2022, other charges were primarily associated with our Russia operations. As a result of the ongoing conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom, European Union, and other countries enacted sanctions against Russia and certain Russian interests. On March 19, 2022, we
Baker Hughes Company 2022 Form 10-K | 93

Baker Hughes Company
Notes to Consolidated Financial Statements
suspended any new investments in our Russia operations, but continued to comply with applicable laws and regulations as we fulfilled contractual obligations. Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which continued to make ongoing operations increasingly complex and significantly more challenging. As a result, in the second quarter of 2022, we committed to a plan to sell part of our OFSE Russia business. The sale was completed in the fourth quarter of 2022. See “Note 21. Business Dispositions and Acquisitions” for further information. In addition, given that some of our activities are prohibited under applicable sanctions and almost all of our activities are unsustainable in the current environment, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million recorded in the second quarter of 2022 primarily associated with the suspension of contracts including all our IET LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments of $31 million primarily in IET as a result of suspending our Russia operations, which are reported in the “Cost of goods sold” caption in the consolidated statements of income (loss).
During 2022, we also recorded other charges of $84 million in our OFSE segment primarily related to the impairment of PP&E and intangibles for the SPS business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business, and $68 million in our IET segment primarily related to a write-off of an equity method investment and the release of foreign currency translation adjustments.
In 2021, other charges were primarily related to certain litigation matters in our IET segment and the release of foreign currency translation adjustments for certain restructured product lines in our IET segment.
In 2020, other charges were comprised of intangible asset impairments of $605 million driven by our decision to exit certain businesses primarily in our OFSE segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFSE segment, other charges of $73 million driven by certain litigation matters and the impairment of an equity method investment primarily in corporate and the OFSE segment, and charges related to corporate facility rationalization.
NOTE 21. BUSINESS DISPOSITIONS AND ACQUISITIONS
DISPOSITIONS
We completed several business dispositions over the past three years as described below. Any gain or loss on a business disposition is reported in the "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).
•During the second quarter of 2022, we took actions to suspend substantially all of our operational activities related to Russia across the Company. In addition, we committed to a plan to sell part of our OFSE Russia business, which met the criteria to be classified as held for sale and was measured and reported at the lower of its carrying value or fair value less costs to sell which resulted in a loss before income taxes of $426 million. In November 2022, we completed the sale of part of our OFSE Russia business to local management for a nominal amount, which resulted in the recognition of an additional loss before income taxes of $25 million.
•In October 2021, we closed a transaction with Akastor ASA to create a joint venture company ("JV Company") to deliver global offshore drilling solutions. We contributed our subsea drilling systems business, a division of our OFSE segment, to the JV Company and received as consideration 50% of the shares of the JV Company, cash of $70 million, and a promissory note of $80 million. The transaction resulted in an immaterial gain.
•In October 2020, we completed the sale of our surface pressure control flow business, a non-strategic product line in our OFSE segment that provided surface wellhead and surface tree systems for the onshore market. The sale resulted in a loss before income taxes of $137 million.
Baker Hughes Company 2022 Form 10-K | 94

Baker Hughes Company
Notes to Consolidated Financial Statements
•In June 2020, we completed the sale of our rod lift systems ("RLS") business. RLS was part of our OFSE segment and provided rod lift products, technologies, services and solutions to the oil and gas industry. The sale resulted in a loss before income taxes of $216 million.
ACQUISITIONS
•During 2022, we completed several acquisitions for total cash consideration of $767 million, net of cash acquired of $50 million, subject to the finalization of post-closing working capital adjustments. The transactions have been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. As a result of these acquisitions, we recorded $458 million of goodwill and $211 million of intangible assets. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our consolidated financial statements.
NOTE 22. BUSINESS HELD FOR SALE
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
In July 2022, we entered into an agreement with GE to sell Nexus Controls, a business in our IET segment, specializing in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services. Based on preliminary estimates, the carrying value is expected to approximate the fair value of the business, less costs to sell. We expect to complete the sale in mid-2023 subject to customary conditions, including regulatory approvals.
The following table presents financial information related to the assets and liabilities of our Nexus Controls business classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our consolidated statements of financial position as of December 31, 2022.

Assets and liabilities of business held for sale	Nexus Controls
Assets
Current receivables	$59
Inventories	36
Property, plant and equipment	2
Goodwill	230
Other assets	10
Total assets of business held for sale	337

Liabilities
Accounts payable	30
All other current liabilities	56
Other liabilities	7
Total liabilities of business held for sale	93
Total net assets of business held for sale	$244
Baker Hughes Company 2022 Form 10-K | 95

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 23. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2022 and 2021 include $837 million and $955 million, respectively, of employee related liabilities.
ALLOWANCE FOR CREDIT LOSSES
The change in allowance for credit losses is as follows:

	2022	2021
Balance at beginning of year	$400	$373
Provision	69	111
Write-offs	(34)	(23)
Prior year recoveries	(44)	(39)
Other	(50)	(22)
Balance at end of year	$341	$400
CASH FLOW DISCLOSURES
Supplemental cash flow disclosures are as follows for the years ended December 31:

	2022	2021	2020
Income taxes paid, net of refunds	$498	$314	$441
Interest paid	$291	$305	$289
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Baker Hughes Company 2022 Form 10-K | 96

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct and the Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this annual report on Form 10-K. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2022 ("Proxy Statement"), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this annual report on Form 10-K.
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
We permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Exchange Act. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company's stock over a set period of time. Persons using such plan must act in good faith with respect to the contract with the broker executing the trades, trading instructions and the trading plan as a whole, and such plan must be established at a time when the individual is not in possession of material, nonpublic information and will be subject to a cooling off period to the initial trade thereunder. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual's subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have and may enter into stock sales plans for the sale of shares of our Class A common stock which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. In addition, the Company has and may in the future enter into repurchases of our Class A common stock under a plan that complies with Rule 10b5-1 or Rule 10b-18 of the Exchange Act.
Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2022 with respect to shares of our Class A common stock that may be issued under our current and prior LTI Plans (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Shareholder-approved plans	2.9	$33.02	27.8
Nonshareholder-approved plans	—	—	—
Subtotal (except for weighted average exercise price)	2.9	33.02	27.8
Employee Stock Purchase Plan	0.5	25.10	10.5
Total	3.4	$31.90	38.3
Baker Hughes Company 2022 Form 10-K | 97

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
Baker Hughes Company 2022 Form 10-K | 98

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

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Baker Hughes Company dated October 17, 2019.
3.2	Fifth Amended and Restated Bylaws of Baker Hughes Company dated January 25, 2023.
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
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

4.10*	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.11	Form of Stock Certificate for Class A Common Stock of Baker Hughes Company under the Laws of the State of Delaware.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
Baker Hughes Company 2022 Form 10-K | 99

10.2	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.3	Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.4	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.5*
TMA Master Settlement Agreement as of February 13, 2023 among General Electric Company, Baker Hughes Company, EHHC Newco, LLC and Baker Hughes Holdings LLC to settle disputes under the Tax Matters Agreement.

10.6	Credit Agreement, dated as of December 10, 2019, among Baker Hughes Holdings LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.7	Amended and Restated Limited Liability Company Agreement of Baker Hughes Holdings LLC dated as of April 15, 2020.
10.8+	Amended and Restated Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan.
10.9+	Amended and Restated Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan.
10.10+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated 2011.
10.11+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated January 2014.
10.12+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers June 2014.
10.13+	Baker Hughes Company 2017 Long-Term Incentive Plan.
10.14+	Baker Hughes Company 2021 Long-Term Incentive Plan.
10.15+	Baker Hughes Company Executive Officer Short Term Incentive Compensation Plan as Amended and Restated.
10.16+	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated.
10.17+	Amendment to the Baker Hughes Company Benefits Plans including the Baker Hughes Company 2017 Long-Term Incentive Plan.
10.18+	Baker Hughes Company Executive Severance Program.
10.19+	First Amendment to the Baker Hughes Company Executive Severance Program effective January 1, 2020.
10.20+	Baker Hughes Company Executive Change in Control Severance Plan.
10.21+	Baker Hughes Company Employee Stock Purchase Plan as Amended and Restated.
10.22+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.23+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.24+	Baker Hughes Company Supplemental Retirement Plan, as amended and restated effective as of January 1, 2020.
10.25+	Baker Hughes Company Form of Indemnification Agreement dated July 2017.
10.26+	Baker Hughes Company Form of Director and Officer Indemnification Agreement dated March 18, 2020.
10.27+	Baker Hughes Company Form of Stock Option Award Agreement dated July 2017.
10.28+	Baker Hughes Company Form of Senior Executive Stock Option Award Agreement dated July 2017.
10.29+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2018.
10.30+	Offer Letter between Baker Hughes Company and Lorenzo Simonelli, dated as of August 1, 2017.
10.31+	Restricted Stock Unit Award Agreement between Baker Hughes Company and Lorenzo Simonelli dated as of June 1, 2018.
10.32+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2019.
10.33+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2020.
10.34+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2020.
10.35+	Baker Hughes Company Form of ROIC Performance Share Unit Award Agreement dated January 2020.
Baker Hughes Company 2022 Form 10-K | 100

10.36+	Baker Hughes Company Form of TSR Performance Share Unit Award Agreement dated January 2020.
10.37+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2020.
10.38+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2021.
10.39+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2021.
10.40+	Baker Hughes Company Form of Performance Share Unit Award Agreement dated January 2021.
10.41+	Form of Transformation Incentive Award Agreement dated January 2021.
10.42+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2022.
10.43+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2022.
10.44+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2022.
10.45+	Baker Hughes Company Form of Director Stock Unit Award Agreement dated March 2022.
10.46+*	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2023.
10.47+*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year cliff vest for new hires) dated January 2023.
10.48+*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year ratable vest for new hires) dated January 2023.
10.49+*	Settlement Agreement between Baker Hughes Company and Neil Saunders dated December 20, 2022.
10.50+*	Separation, Transition and Release Agreement between Baker Hughes Company and Brian Worrell dated December 2, 2022.
10.51	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Nancy Buese, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosures.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
ITEM 16. FORM 10-K SUMMARY
None.
Baker Hughes Company 2022 Form 10-K | 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES COMPANY

Date:	February 14, 2023	/s/ LORENZO SIMONELLI
Lorenzo Simonelli Chairman, President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lorenzo Simonelli, Nancy Buese and Regina Jones, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of February 2023.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ NANCY BUESE	Chief Financial Officer
(Nancy Buese)	(principal financial officer)

/S/ KURT CAMILLERI	Senior Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)
Baker Hughes Company 2022 Form 10-K | 102

Signature	Title

/s/ W. GEOFFREY BEATTIE	Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director
(Cynthia B. Carroll)

/s/ NELDA J. CONNORS	Director
(Nelda J. Connors)

/s/ MICHAEL R. DUMAIS	Director
(Michael R. Dumais)

/s/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director
(John G. Rice)

/s/ MOHSEN M. SOHI	Director
(Mohsen M. Sohi)

Baker Hughes Company 2022 Form 10-K | 103