Form 10-Q
period 2023-06-30
Baker Hughes Co
filed 2023-07-19
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☑
As of July 13, 2023, the registrant had outstanding 1,009,653,944 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2023 Second Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Revenue:
Sales of goods	$3,793	$2,817	$7,276	$5,626
Sales of services	2,522	2,230	4,754	4,256
Total revenue	6,315	5,047	12,030	9,882

Costs and expenses:
Cost of goods sold	3,255	2,495	6,237	4,862
Cost of services sold	1,749	1,582	3,332	3,081
Selling, general and administrative	695	624	1,351	1,245
Restructuring, impairment and other	102	371	158	441
Total costs and expenses	5,801	5,072	11,078	9,629
Operating income (loss)	514	(25)	952	253
Other non-operating income (loss), net	158	(570)	544	(597)
Interest expense, net	(58)	(60)	(122)	(124)
Income (loss) before income taxes	614	(655)	1,374	(468)
Provision for income taxes	(200)	(182)	(379)	(289)
Net income (loss)	414	(837)	995	(757)
Less: Net income attributable to noncontrolling interests	4	2	10	10
Net income (loss) attributable to Baker Hughes Company	$410	$(839)	$985	$(767)

Per share amounts:
Basic income (loss) per Class A common stock	$0.41	$(0.84)	$0.98	$(0.79)
Diluted income (loss) per Class A common stock	$0.40	$(0.84)	$0.97	$(0.79)

Cash dividend per Class A common stock	$0.19	$0.18	$0.38	$0.36
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$414	$(837)	$995	$(757)
Less: Net income attributable to noncontrolling interests	4	2	10	10
Net income (loss) attributable to Baker Hughes Company	410	(839)	985	(767)
Other comprehensive income (loss):
Investment securities	1	—	1	—
Foreign currency translation adjustments	230	(170)	168	(153)
Cash flow hedges	11	—	11	1
Benefit plans	(10)	24	(4)	32
Other comprehensive income (loss)	232	(146)	176	(120)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(2)	—	(2)
Other comprehensive income (loss) attributable to Baker Hughes Company	232	(144)	176	(118)
Comprehensive income (loss)	646	(983)	1,171	(877)
Less: Comprehensive income attributable to noncontrolling interests	4	—	10	8
Comprehensive income (loss) attributable to Baker Hughes Company	$641	$(983)	$1,162	$(885)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,805	$2,488
Current receivables, net	6,418	5,958
Inventories, net	4,957	4,587
All other current assets	1,626	1,559
Total current assets	15,806	14,592
Property, plant and equipment (net of accumulated depreciation of $5,491 and $5,121)	4,723	4,538
Goodwill	6,074	5,930
Other intangible assets, net	4,124	4,180
Contract and other deferred assets	1,776	1,503
All other assets	2,920	2,781
Deferred income taxes	670	657
Total assets	$36,093	$34,181
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,154	$4,298
Short-term and current portion of long-term debt	797	677
Progress collections and deferred income	5,101	3,822
All other current liabilities	2,259	2,278
Total current liabilities	12,311	11,075
Long-term debt	5,847	5,980
Deferred income taxes	283	229
Liabilities for pensions and other postretirement benefits	968	960
All other liabilities	1,422	1,412
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 1,009 and 1,006 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Capital in excess of par value	27,696	28,126
Retained loss	(9,776)	(10,761)
Accumulated other comprehensive loss	(2,795)	(2,971)
Baker Hughes Company equity	15,125	14,394
Noncontrolling interests	137	131
Total equity	15,262	14,525
Total liabilities and equity	$36,093	$34,181
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$—	$28,126	$(10,761)	$(2,971)	$131	$14,525
Comprehensive income:
Net income			985		10	995
Other comprehensive income				176		176
Dividends on Class A common stock ($0.38 per share)		(384)				(384)
Repurchase and cancellation of Class A common stock		(99)				(99)
Stock-based compensation cost		98				98
Other		(45)			(4)	(49)
Balance at June 30, 2023	$—	$27,696	$(9,776)	$(2,795)	$137	$15,262

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$—	$27,925	$(10,185)	$(3,026)	$135	$14,849
Comprehensive income:
Net income			410		4	414
Other comprehensive income				232		232
Dividends on Class A common stock ($0.19 per share)		(192)				(192)
Repurchase and cancellation of Class A common stock		(99)				(99)
Stock-based compensation cost		49				49
Other		13	(1)	(1)	(2)	9
Balance at June 30, 2023	$—	$27,696	$(9,776)	$(2,795)	$137	$15,262
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2023 Second Quarter Form 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$—	$27,375	$(10,160)	$(2,385)	$1,916	$16,746
Comprehensive loss:
Net income (loss)			(767)		10	(757)
Other comprehensive loss				(118)	(2)	(120)
Dividends on Class A common stock ($0.36 per share)		(354)				(354)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		1,947		(287)	(1,660)	—
Repurchase and cancellation of Class A common stock		(458)		1	(5)	(462)
Stock-based compensation cost		102				102
Other		(14)			(55)	(69)
Balance at June 30, 2022	$—	$28,598	$(10,927)	$(2,789)	$204	$15,086

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$—	$28,351	$(10,088)	$(2,559)	$743	$16,447
Comprehensive loss:
Net income (loss)			(839)		2	(837)
Other comprehensive loss				(144)	(2)	(146)
Dividends on Class A common stock ($0.18 per share)		(182)				(182)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		590		(86)	(504)	—
Repurchase and cancellation of Class A common stock		(225)			(1)	(226)
Stock-based compensation cost		50				50
Other		14			(34)	(20)
Balance at June 30, 2022	$—	$28,598	$(10,927)	$(2,789)	$204	$15,086
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$995	$(757)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	545	551
(Gain) loss on equity securities	(540)	112
Provision (benefit) for deferred income taxes	110	(23)
Stock-based compensation cost	98	102
Loss on assets held for sale	—	426
Inventory impairment	33	31
Changes in operating assets and liabilities:
Current receivables	(323)	(360)
Inventories	(332)	(408)
Accounts payable	(156)	185
Progress collections and deferred income	1,223	624
Contract and other deferred assets	(236)	(122)
Other operating items, net	(97)	32
Net cash flows from operating activities	1,320	393
Cash flows from investing activities:
Expenditures for capital assets	(587)	(494)
Proceeds from disposal of assets	87	143
Proceeds from business dispositions	293	—
Net cash paid for acquisitions	(282)	(86)
Other investing items, net	75	7
Net cash flows used in investing activities	(414)	(430)
Cash flows from financing activities:
Dividends paid	(384)	(354)
Repurchase of Class A common stock	(99)	(462)
Other financing items, net	(67)	(52)
Net cash flows used in financing activities	(550)	(868)
Effect of currency exchange rate changes on cash and cash equivalents	(39)	(20)
Increase (decrease) in cash and cash equivalents	317	(925)
Cash and cash equivalents, beginning of period	2,488	3,853
Cash and cash equivalents, end of period	$2,805	$2,928
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$323	$282
Interest paid	$157	$140
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 6

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
Supply Chain Finance Programs
On January 1, 2023, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency of supplier finance programs and requires certain disclosures for a buyer in a supplier finance program.
Under the supply chain finance ("SCF") programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2023 and December 31, 2022, $280 million and $275 million of SCF program liabilities are recorded in "Accounts payable" in our condensed consolidated statements of financial position, respectively, and reflected as cash flow from operating activities in our condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2023	December 31, 2022
Customer receivables	$5,414	$5,083
Other	1,352	1,216
Total current receivables	6,766	6,299
Less: Allowance for credit losses	(348)	(341)
Total current receivables, net	$6,418	$5,958
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, and customer retentions.
NOTE 3. INVENTORIES
Inventories, net of reserves of $400 million and $396 million as of June 30, 2023 and December 31, 2022, respectively, are comprised of the following:

	June 30, 2023	December 31, 2022
Finished goods	$2,604	$2,419
Work in process and raw materials	2,353	2,168
Total inventories, net	$4,957	$4,587
During the three and six months ended June 30, 2023, we recorded inventory impairments of $15 million and $33 million, respectively, primarily in our Oilfield Services & Equipment ("OFSE") segment related to exit activities at specific locations. During the three and six months ended June 30, 2022, we recorded inventory impairments of $31 million primarily in our Industrial & Energy Technology ("IET") segment as part of suspending our Russia operations. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss). See "Note 17. Restructuring, Impairment, and Other" for further information.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,927	$(775)	$1,152	$1,917	$(729)	$1,189
Technology	1,231	(849)	382	1,212	(803)	409
Trade names and trademarks	290	(181)	109	287	(175)	112
Capitalized software	1,365	(1,086)	279	1,308	(1,040)	268
Finite-lived intangible assets	4,813	(2,891)	1,922	4,725	(2,747)	1,978
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,015	$(2,891)	$4,124	$6,927	$(2,747)	$4,180
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended June 30, 2023 and 2022 was $63 million and $55 million, respectively, and $126 million and $110 million for the six months ended June 30, 2023 and 2022, respectively.
Estimated amortization expense for the remainder of 2023 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2023	$124
2024	232
2025	192
2026	146
2027	123
2028	107
Baker Hughes Company 2023 Second Quarter Form 10-Q | 9

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

	June 30, 2023	December 31, 2022
Long-term product service agreements	$410	$392
Long-term equipment contracts and certain other service agreements	1,145	955
Contract assets (total revenue in excess of billings)	1,555	1,347
Deferred inventory costs	180	125
Other costs to fulfill or obtain a contract (1)	41	31
Contract and other deferred assets	$1,776	$1,503
(1)     Other costs to fulfill or obtain a contract consist primarily of non-recurring engineering costs incurred and expected to be recovered.
Revenue recognized during the three months ended June 30, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $13 million and $17 million, respectively, and $14 million and $13 million during the six months ended June 30, 2023 and 2022, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability resulting in an adjustment of earnings.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2023	December 31, 2022
Progress collections	$4,950	$3,713
Deferred income	151	109
Progress collections and deferred income (contract liabilities)	$5,101	$3,822
Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in the contract liabilities at the beginning of the period was $507 million and $513 million, respectively, and $1,468 million and $1,253 million during the six months ended June 30, 2023 and 2022, respectively.
NOTE 7. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2023	2022	2023	2022
Long-term fixed lease	$68	$63	$137	$126
Long-term variable lease	19	13	34	22
Short-term lease	124	114	251	224
Total operating lease expense	$210	$190	$422	$372
Baker Hughes Company 2023 Second Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2023 and 2022.
The weighted-average remaining lease term as of June 30, 2023 and December 31, 2022 was approximately seven years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2023 and December 31, 2022 was 3.5% and 3.1%, respectively.
NOTE 8. DEBT
The carrying value of our short-term and long-term debt are comprised of the following:

	June 30, 2023	December 31, 2022
Short-term and current portion of long-term debt
1.231% Senior Notes due December 2023	$649	$649
8.55% Debentures due June 2024	111	—
Other debt	37	29
Total short-term and current portion of long-term debt	797	677

Long-term debt
8.55% Debentures due June 2024	—	114
2.061% Senior Notes due December 2026	598	597
3.337% Senior Notes due December 2027	1,280	1,277
6.875% Notes due January 2029	270	273
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,284	1,286
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	57	75
Total long-term debt	5,847	5,980
Total debt	$6,644	$6,658
The estimated fair value of total debt at June 30, 2023 and December 31, 2022 was $5,964 million and $5,863 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At June 30, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2023, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $6,550 million.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2023, we were in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three and six months ended June 30, 2023, the provision for income taxes was $200 million and $379 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by tax benefits related to uncertain tax positions. Further, for the six months ended June 30, 2023, the tax rate is also partially reduced by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
For the three and six months ended June 30, 2022, the provision for income taxes was $182 million and $289 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
NOTE 10. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares outstanding of Class A and Class B common stock as of June 30, 2023 is 1,009 million and nil, respectively. We have not issued any preferred stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. As of June 30, 2023, there are no shares of Class B common stock issued and outstanding.
We have a share repurchase program which we expect to fund from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2023, the Company repurchased and canceled 3.6 million shares of Class A common stock for $99 million, representing an average price per share of $27.66. During the three and six months ended June 30, 2022, the Company repurchased and canceled 6.7 million and 14.8 million shares of Class A common stock for $226 million and $462 million, representing an average price per share of $33.77 and $31.13, respectively. As of June 30, 2023, the Company had authorization remaining to repurchase up to approximately $2.7 billion of its Class A common stock.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2023	2022	2023	2022
Balance at January 1	1,005,960	909,142	—	116,548
Issue of shares upon vesting of restricted stock units (1)	5,535	6,057	—	—
Issue of shares on exercises of stock options (1)	203	1,427	—	—
Issue of shares for employee stock purchase plan	959	986	—	—
Exchange of Class B common stock for Class A common stock (2)	—	109,548	—	(109,548)
Repurchase and cancellation of Class A common stock	(3,596)	(14,825)	—	—
Balance at June 30	1,009,061	1,012,335	—	7,000
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)When shares of Class B common stock, together with associated BHH LLC member units ("LLC Units"), are exchanged for shares of Class A common stock, such shares of Class B common stock are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive income (loss) before reclassifications	1	168	11	(13)	167
Amounts reclassified from accumulated other comprehensive loss	—	—	2	7	9
Deferred taxes	—	—	(2)	2	—
Other comprehensive income (loss)	1	168	11	(4)	176
Balance at June 30, 2023	$1	$(2,498)	$1	$(299)	$(2,795)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,125)	$(10)	$(250)	$(2,385)
Other comprehensive income (loss) before reclassifications	(188)	(1)	27	(162)
Amounts reclassified from accumulated other comprehensive loss	35	2	12	49
Deferred taxes	—	—	(7)	(7)
Other comprehensive income (loss)	(153)	1	32	(120)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	—	—	(2)
Less: Reallocation of AOCL based on change in ownership of LLC Units	255	1	30	286
Balance at June 30, 2022	$(2,531)	$(10)	$(248)	$(2,789)
Baker Hughes Company 2023 Second Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2023 and 2022 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments (see "Note 17. Restructuring, Impairment, and Other" for additional details).
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$414	$(837)	$995	$(757)
Less: Net income attributable to noncontrolling interests	4	2	10	10
Net income (loss) attributable to Baker Hughes Company	$410	$(839)	$985	$(767)

Weighted average shares outstanding:
Class A basic	1,010	1,001	1,010	970
Class A diluted	1,015	1,001	1,016	970
Net income per share attributable to common stockholders:
Class A basic	$0.41	$(0.84)	$0.98	$(0.79)
Class A diluted	$0.40	$(0.84)	$0.97	$(0.79)
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share ("EPS") above. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock for the three months ended June 30, 2023 and 2022 were nil and 21 million, respectively, and nil and 54 million for the six months ended June 30, 2023 and 2022, respectively. The basic weighted average shares outstanding for both our Class A and Class B common stock combined for the three months ended June 30, 2023 and 2022 were 1,010 million and 1,022 million, respectively, and 1,010 million and 1,024 million for the six months ended June 30, 2023 and 2022, respectively.
For the three and six months ended June 30, 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 2 million options that were excluded because the exercise price exceeded the average market price of our Class A common stock and is therefore antidilutive. For the three and six months ended June 30, 2022, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$27	$—	$27	$—	$18	$—	$18
Investment securities	1,078	—	—	1,078	748	—	—	748
Total assets	1,078	27	—	1,105	748	18	—	766

Liabilities
Derivatives	—	(73)	—	(73)	—	(86)	—	(86)
Total liabilities	$—	$(73)	$—	$(73)	$—	$(86)	$—	$(86)

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$33	$1	$—	$34	$—	$—	$—	$—
Equity securities	534	510	—	1,044	557	191	—	748
Total	$567	$511	$—	$1,078	$557	$191	$—	$748
(1)Gains (losses) recorded to earnings related to these securities were $(1) million and $(130) million for the three months ended June 30, 2023 and 2022, respectively, and $391 million and $(118) million for the six months ended June 30, 2023 and 2022.
(2)As of June 30, 2023, our non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of June 30, 2023 and December 31, 2022, the balance of our equity securities with readily determinable fair values were $1,044 million and $748 million, respectively, and are comprised primarily of our investment in ADNOC Drilling and C3.ai, Inc., and are recorded in "All other current assets" in the condensed consolidated statements of financial position. We measured our investments to fair value based on quoted prices in active markets.
Gains (losses) recorded to earnings for our equity securities with readily determinable fair values were $29 million and $(123) million for the three months ended June 30, 2023 and 2022, respectively, and $421 million and $(111) million for the six months ended June 30, 2023 and 2022, respectively. Gains (losses) related to our equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in our condensed consolidated statements of income (loss).
OTHER EQUITY INVESTMENTS
As of June 30, 2023 and December 31, 2022, the carrying amount of equity securities without readily determinable fair values was $143 million and $60 million, respectively. During the second quarter of 2023, certain of these equity securities were remeasured to fair value as of the date that an observable transaction occurred. The remeasurement resulted in the Company recording a gain of $118 million. Gains (losses) related to our equity
Baker Hughes Company 2023 Second Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
securities without readily determinable fair values are reported in "Other non-operating income (loss), net" in our condensed consolidated statements of income (loss).
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2023 and December 31, 2022 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$5	$—	$1	$—
Interest rate swap contracts	6	(66)	—	(69)

Derivatives not accounted for as hedges
Currency exchange contracts and other	16	(7)	17	(17)
Total derivatives	$27	$(73)	$18	$(86)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2023 and December 31, 2022, $25 million and $17 million of derivative assets are recorded in "All other current assets" and $2 million and $1 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of June 30, 2023 and December 31, 2022, $7 million and $17 million of derivative liabilities are recorded in "All other current liabilities" and $66 million and $69 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. During the six months ended June 30, 2023, the Company executed interest rate swap contracts designated as cash flow hedges with a notional amount of $375 million in order to hedge the Company's expected exposure in connection with refinancing activities we may undertake in 2023. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of June 30, 2023 and December 31, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately two years and one year, respectively.
Fair Value Hedges
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt portfolio and may use interest rate swaps to manage the economic effect of fixed rate obligations associated with
Baker Hughes Company 2023 Second Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
certain debt. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of June 30, 2023 and December 31, 2022, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. As of July 1, 2023, the interest rate is based on a Secured Overnight Financing Rate ("SOFR") index. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $4.1 billion and $3.8 billion at June 30, 2023 and December 31, 2022, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our OFSE and IET segment revenue from contracts with customers by product line. See "Note 14. Segment Information" for further details.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2023	2022	2023	2022
Well Construction	$1,076	$936	$2,137	$1,819
Completions, Intervention & Measurements	1,090	886	1,999	1,667
Production Solutions	959	866	1,897	1,691
Subsea & Surface Pressure Systems	752	541	1,422	1,070
Oilfield Services & Equipment	3,877	3,230	7,454	6,247
Gas Technology - Equipment	999	556	1,826	1,099
Gas Technology - Services	658	542	1,249	1,123
Total Gas Technology	1,658	1,098	3,075	2,222
Condition Monitoring	154	133	294	259
Inspection	318	257	572	469
Pumps, Valves & Gears	217	194	418	415
PSI & Controls	92	135	216	270
Total Industrial Technology	780	718	1,501	1,413
Industrial & Energy Technology	2,438	1,816	4,576	3,635
Total	$6,315	$5,047	$12,030	$9,882
In addition, management views OFSE segment revenue from contracts with customers by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Oilfield Services & Equipment Geographic Revenue	2023	2022	2023	2022
North America	$1,042	$925	$2,033	$1,748
Latin America	698	509	1,358	950
Europe/CIS/Sub-Saharan Africa	672	660	1,253	1,320
Middle East/Asia	1,465	1,136	2,810	2,230
Oilfield Services & Equipment	$3,877	$3,230	$7,454	$6,247
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $31 billion. As of June 30, 2023, we expect to recognize revenue of approximately 60%, 74% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 18

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
OILFIELD SERVICES & EQUIPMENT ("OFSE")
Oilfield Services & Equipment provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects services and drilling systems, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening its digital architecture and addressing key energy market themes.
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
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2023	2022	2023	2022
Oilfield Services & Equipment	$3,877	$3,230	$7,454	$6,247
Industrial & Energy Technology	2,438	1,816	4,576	3,635
Total	$6,315	$5,047	$12,030	$9,882
Baker Hughes Company 2023 Second Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
Income before income taxes	2023	2022	2023	2022
Oilfield Services & Equipment	$417	$249	$789	$461
Industrial & Energy Technology	311	236	552	476
Total segment	728	485	1,341	938
Corporate	(97)	(108)	(197)	(213)
Inventory impairment	(15)	(31)	(33)	(31)
Restructuring, impairment and other	(102)	(371)	(158)	(441)
Other non-operating income (loss), net	158	(570)	544	(597)
Interest expense, net	(58)	(60)	(122)	(124)
Income before income taxes	$614	$(655)	$1,374	$(468)
The following table presents depreciation and amortization by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2023	2022	2023	2022
Oilfield Services & Equipment	$219	$221	$426	$443
Industrial & Energy Technology	52	49	109	100
Total segment	271	270	535	542
Corporate	5	5	10	9
Total	$276	$275	$545	$551
NOTE 15. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with General Electric Company ("GE") in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV. We had purchases from the Aero JV of $131 million and $145 million during the three months ended June 30, 2023 and 2022, respectively, and $245 million and $253 million during the six months ended June 30, 2023 and 2022, respectively. We have $61 million and $110 million of accounts payable at June 30, 2023 and December 31, 2022, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three and six months ended June 30, 2023 and 2022.
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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company's subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts"). Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts. On August 15, 2018, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts. On October 10, 2018,
Baker Hughes Company 2023 Second Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019. In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC's claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel's final award, which dismissed the majority of IEC's claims and awarded a portion of the Company's claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company's financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company's subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due; such claims against IEC have now been resolved, with any consideration having an immaterial impact on the Company's financial statements. At this time, we are not able to predict the outcome of the proceeding which is pending against the Company's subsidiaries.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company's behalf against GE, the then-current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company's shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company's stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company's stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship between the Company and GE (collectively, the "2018 Transactions"). The complaints in both lawsuits allege, among other things, that GE, as the Company's controlling stockholder, and the members of the Company's Board of Directors breached their fiduciary duties by entering into the 2018 Transactions. The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys' fees and costs. On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Company's Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on the Company's Board of Directors to pursue the claims itself, and GE and the Company's Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE's motion to dismiss the unjust enrichment claim against it. On October 31, 2019, the Company's Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020, and on September 29,
Baker Hughes Company 2023 Second Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
2020, the Court granted a further extension of the stay to October 15, 2020. On October 13, 2020, the Special Litigation Committee filed its report with the Court. On April 17, 2023, the Court granted the Special Litigation Committee's motion to terminate the litigation. On May 16, 2023, the plaintiffs filed a notice of appeal. At this time, we are not able to predict the outcome of these proceedings.
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated ("BHI") against the General Electric Company ("GE"), the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business ("GE O&G") of GE ("the Transactions"). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys' fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys' fees and costs. On or around February 12, 2020, the defendants filed motions to dismiss the lawsuit on the grounds that the complaint failed to state a claim on which relief could be granted. On or around October 27, 2020, the Chancery Court granted GE's motion to dismiss, and granted in part the motion to dismiss filed by Mr. Craighead and Ms. Ross, thereby dismissing all of the claims against GE and Ms. Ross, and all but one of the claims against Mr. Craighead. On May 2, 2023, a stipulation of dismissal, disposing of the plaintiffs' remaining claims, was granted by the Court.
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. At this time, we are not able to predict the outcome of these proceedings.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $5 billion at June 30, 2023. It is not practicable to estimate the fair value of these financial instruments. As of June 30, 2023, none of the off-balance sheet
Baker Hughes Company 2023 Second Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $102 million and $158 million during the three and six months ended June 30, 2023, respectively, and $371 million and $441 million during the three and six months ended June 30, 2022, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
We recorded restructuring and impairment charges of $96 million and $152 million for the three and six months ended June 30, 2023, respectively. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments that was effective October 1, 2022 (the "2022 Plan"). As a result, we continued to incur charges in the second quarter of 2023 related to the 2022 Plan primarily for employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. In addition, under a new plan (the "2023 Plan") we incurred costs related to exit activities at specific locations in our segments to align with our current market outlook and rationalize our manufacturing supply chain footprint. These actions also included inventory impairments of $15 million and $33 million for the three and six months ended June 30, 2023, respectively, recorded in "Cost of goods sold" in our condensed consolidated statements of income (loss). We expect to incur additional restructuring charges of approximately $45 million in the second half of 2023 related to these plans, and currently expect these plans to be substantially completed by the end of 2023.
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
Segments	2023	2022	2023	2022
Oilfield Services & Equipment	$26	$16	$41	$18
Industrial & Energy Technology	52	4	66	3
Corporate	17	5	45	8
Total	$96	$25	$152	$29
The following table presents restructuring and impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment ("PP&E") previously impaired as a consequence of exit activities:

	Three Months Ended June 30,		Six Months Ended June 30,
Charges by Type	2023	2022	2023	2022
Property, plant & equipment, net	$(1)	$3	$14	$(6)
Employee-related termination costs	80	21	110	29
Other incremental costs	17	1	28	6
Total	$96	$25	$152	$29
Baker Hughes Company 2023 Second Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER CHARGES
We recorded other charges of $6 million for the three and six months ended June 30, 2023, respectively, and $346 million and $412 million for the three and six months ended June 30, 2022.
Other charges for the three and six months ended June 30, 2022 were primarily associated with the discontinuation of our Russia operations. As a result of the ongoing conflict between Russia and Ukraine, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million, primarily associated with the suspension of contracts including all our IET LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments of $31 million primarily in IET as part of suspending our Russia operations, which were reported in the “Cost of goods sold” caption in the consolidated condensed statement of income (loss). The 2022 charges also include a write-off of an equity method investment, the release of foreign currency translation adjustments for certain restructured product lines, and separation related costs.
NOTE 18. BUSINESS ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
During the first six months of 2023, we completed the acquisition of businesses for total cash consideration of $282 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in April 2023. Altus Intervention is a leading international provider of well intervention services and downhole technology. The assets acquired and liabilities assumed in these acquisitions were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of these acquisitions, we recorded $113 million of goodwill and $31 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our consolidated financial statements.
DISPOSITIONS
During the first six months of 2023, we completed the sale of businesses and received total cash consideration of $293 million. The dispositions consisted primarily of the sale of our Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services. GE will continue to provide Baker Hughes with GE's MarkTM controls products currently in the Nexus Controls portfolio, and we will be the exclusive supplier and service provider of such GE products for our oil and gas customers' control needs.

Baker Hughes Company 2023 Second Quarter Form 10-Q | 24

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
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 57,000 employees. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
EXECUTIVE SUMMARY
Market Conditions
As we look at the second half of 2023, the growing economic uncertainty continues to drive commodity price volatility globally. Despite lower oil prices over the first half of the year, we maintain a constructive outlook for global upstream spending in 2023. We expect strength in international and offshore markets to offset softness in North America.
We continue to believe that the current spending cycle is more durable and less sensitive to commodity price swings relative to prior cycles. This is due to strong balance sheets across the industry and disciplined capital spending focused on returns versus growth. We are seeing this in North America where both major oil companies and large independent exploration and production companies have yet to deviate from their development plans despite the decline in West Texas Intermediate ("WTI") oil prices in the first half of the year.
We also remain optimistic on the LNG outlook despite a significant decline in prices over the first half of the year as we continue to see the shift towards the development of natural gas and LNG. We see solid demand growth this year led by Europe and Asia with solid momentum across the industry for projects reaching final investment decisions. As the world increasingly recognizes the crucial role natural gas is expected to play in the energy transition, serving as both a transition and destination fuel, we believe there is a case for a multi-decade growth opportunity for natural gas.
Financial Results and Key Company Initiatives
In the second quarter of 2023, we generated revenue of $6,315 million compared to $5,047 million in the second quarter of 2022. The increase in revenue was driven by increased activity in our OFSE and IET segments. Income before income taxes was $614 million for the second quarter of 2023 compared to a loss of $655 million in the second quarter of 2022. The increase was driven by higher volume in both the IET and OFSE segments, lower charges relating to the discontinuation of our operations in Russia, which were recognized in the prior year, and a positive effect from the change in fair value on certain equity securities.
Our results in the first half of 2023 were impacted by the discontinuation of our Russia operations that occurred in 2022. Russia represented approximately 1% and 3% of our total revenue in the three and six months ended June 30, 2022, the majority of which was in our OFSE segment.
As we continue our transformation, we are driving actions to optimize our corporate structure and drive higher margins and returns. While reducing costs is one lever, we are also fundamentally redesigning the organization to simplify reporting lines, eliminate duplication, and taking measured steps to enhance our financial reporting systems.
We continue to invest in the Baker Hughes portfolio through strategic acquisitions and early-stage new energy investments. In April 2023, we closed on the acquisition of Altus Intervention, a leading international provider of well intervention services and downhole technology, which will enhance OFSE's existing intervention solutions business and add new technology that can be scaled into new geographic markets. Also in April 2023, we closed on the disposition of our Nexus Controls business to GE.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 25

Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: North American activity levels are trending lower due to lower activity from private operators and in gas basins driven by the recent decline in commodity prices.
•OFSE International activity: We expect spending outside of North America to experience strong growth in 2023, as compared to 2022.
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
Corporate Responsibility
We believe we have an important role to play in society as an industry leader and partner. We view environmental, social, and governance as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030, achieving net zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2022 Corporate Sustainability Report a 28% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
Our revenue is predominately generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is driven by a number of factors, including our customers' forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations, and their expectations for oil and natural gas prices as a key driver of their cash flows.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 26

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Brent oil price ($/Bbl) (1)	$77.99	$113.84	$79.58	$107.20
WTI oil price ($/Bbl) (2)	73.54	108.83	74.73	102.01
Natural gas price ($/mmBtu) (3)	2.16	7.50	2.40	6.08
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices, which decreased from the same quarter last year, ranging from a high of $88.31/Bbl in April 2023 to a low of $71.80/Bbl in June 2023. For the six months ended June 30, 2023, Brent oil prices averaged $79.58/Bbl, which represented a decrease of $27.62/Bbl from the same period last year.
In North America, customer spending is influenced by WTI oil prices, which decreased from the same quarter last year. Overall, WTI oil prices ranged from a high of $83.26/Bbl in April 2023 to a low of $67.08/Bbl in June 2023. For the six months ended June 30, 2023, WTI oil prices averaged $74.73/Bbl, which represented a decrease of $27.28/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.16/mmBtu in the second quarter of 2023, representing a 71% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $2.71/mmBtu in late June 2023 to a low of $1.74/mmBtu in early June 2023.
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
Baker Hughes Company 2023 Second Quarter Form 10-Q | 27

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
North America	836	827	1%	909	829	10%
International	960	816	18%	938	819	14%
Worldwide	1,796	1,643	9%	1,847	1,648	12%
The worldwide rig count was 1,796 for the second quarter of 2023, an increase of 9% as compared to the same period last year primarily due to an increase internationally. Within North America, the increase was primarily driven by the Canada rig count, which was up 3% when compared to the same period last year, and an increase in the U.S. rig count, which was up 1% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Europe, Africa, and Asia Pacific regions of 42%, 24%, and 18%, respectively.
The worldwide rig count was 1,847 for the six months ended June 30, 2023, an increase of 12% as compared to the same period last year primarily due to an increase internationally. Within North America, the increase was driven by both the U.S. and Canada rig counts, which were each up 10% when compared to the same period last year. Internationally, the rig count increase was primarily driven by the Europe, Africa, and Latin America regions of 30%, 17%, and 15%, respectively.
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
Baker Hughes Company 2023 Second Quarter Form 10-Q | 28

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
Orders and Remaining Performance Obligations
Orders: For the three months ended June 30, 2023, we recognized total orders of $7.5 billion, an increase of $1.6 billion, or 28%, from the three months ended June 30, 2022.
For the three months ended June 30, 2023, our OFSE segment recognized orders of $4.2 billion, an increase of $0.8 billion, or 24%, and our IET segment recognized orders of $3.3 billion, an increase of $0.8 billion, or 33% compared to the three months ended June 30, 2022. Within IET, Gas Technology Equipment orders were $1.6 billion and Gas Technology Services orders were $0.8 billion for the three months ended June 30, 2023.
For the six months ended June 30, 2023, we recognized total orders of $15.1 billion, an increase of $2.4 billion, or 19%, from the six months ended June 30, 2022.
For the six months ended June 30, 2023, our OFSE segment recognized orders of $8.3 billion, an increase of $1.6 billion, or 24%, and our IET segment recognized orders of $6.8 billion, an increase of $0.8 billion, or 13% compared to the six months ended June 30, 2022. Within IET, Gas Technology Equipment orders were $3.5 billion and Gas Technology Services orders were $1.5 billion for the six months ended June 30, 2023.
Remaining Performance Obligations ("RPO"): As of June 30, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $31 billion. As of June 30, 2023, OFSE remaining performance obligations totaled $3.5 billion, and IET remaining performance obligations totaled $27.5 billion.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 29

Revenue and Operating Income (Loss)
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2023	2022		2023	2022
Revenue:
Well Construction	$1,076	$936	$140	$2,137	$1,819	$318
Completions, Intervention & Measurements	1,090	886	204	1,999	1,667	332
Production Solutions	959	866	92	1,897	1,691	205
Subsea & Surface Pressure Systems	752	541	211	1,422	1,070	352
Oilfield Services & Equipment	3,877	3,230	647	7,454	6,247	1,207
Gas Technology - Equipment	999	556	444	1,826	1,099	727
Gas Technology - Services	658	542	116	1,249	1,123	126
Total Gas Technology	1,658	1,098	559	3,075	2,222	853
Condition Monitoring	154	133	21	294	259	36
Inspection	318	257	61	572	469	103
Pumps, Valves & Gears	217	194	23	418	415	3
PSI & Controls	92	135	(43)	216	270	(54)
Total Industrial Technology	780	718	62	1,501	1,413	88
Industrial & Energy Technology	2,438	1,816	621	4,576	3,635	941
Total	$6,315	$5,047	$1,268	$12,030	$9,882	$2,148
The following table presents Oilfield Services & Equipment revenue by geographic region:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2023	2022		2023	2022
North America	$1,042	$925	$117	$2,033	$1,748	$285
Latin America	698	509	189	1,358	950	408
Europe/CIS/Sub-Saharan Africa (1)	672	660	12	1,253	1,320	(67)
Middle East/Asia	1,465	1,136	329	2,810	2,230	580
Oilfield Services & Equipment	$3,877	$3,230	$647	$7,454	$6,247	$1,207

North America	$1,042	$925	$117	$2,033	$1,748	$285
International	2,835	2,305	530	5,421	4,499	922
(1)Impacted by the discontinuation of our Russia operations that occurred in 2022.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 30

The following table presents segment operating income through to net income (loss) for the Company.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2023	2022		2023	2022
Segment operating income:
Oilfield Services & Equipment	$417	$249	$169	$789	$461	$328
Industrial & Energy Technology	311	236	75	552	476	76
Total segment operating income	728	485	244	1,341	938	403
Corporate	(97)	(108)	11	(197)	(213)	16
Inventory impairment	(15)	(31)	16	(33)	(31)	(2)
Restructuring, impairment and other	(102)	(371)	269	(158)	(441)	283
Operating income (loss)	514	(25)	539	952	253	699
Other non-operating income (loss), net	158	(570)	728	544	(597)	1,141
Interest expense, net	(58)	(60)	2	(122)	(124)	2
Income (loss) before income taxes	614	(655)	1,269	1,374	(468)	1,842
Provision for income taxes	(200)	(182)	(18)	(379)	(289)	(90)
Net income (loss)	$414	$(837)	$1,251	$995	$(757)	$1,752
Segment Revenues and Segment Operating Income
Second Quarter of 2023 Compared to the Second Quarter of 2022
Revenue increased $1,268 million, or 25%, driven by increased activity in OFSE and IET. OFSE increased $647 million and IET increased $621 million. Total segment operating income increased $244 million, driven by growth in OFSE and IET.
Oilfield Services & Equipment
OFSE revenue of $3,877 million increased $647 million, or 20%, in the second quarter of 2023 compared to the second quarter of 2022, primarily as a result of increased activity as evidenced by an increase in the global rig count. North America revenue was $1,042 million in the second quarter of 2023, an increase of $117 million from the second quarter of 2022. International revenue was $2,835 million in the second quarter of 2023, an increase of $530 million from the second quarter of 2022, driven by volume growth in all regions, primarily Middle East/Asia and Latin America regions, partially offset by lower Russia volume.
OFSE segment operating income was $417 million in the second quarter of 2023 compared to $249 million in the second quarter of 2022. The increase in operating income was primarily driven by higher volume and price, partially offset by decreased cost productivity and cost inflation.
Industrial & Energy Technology
IET revenue of $2,438 million increased $621 million, or 34%, in the second quarter of 2023 compared to the second quarter of 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in Gas Technology Services and Industrial Technology.
IET segment operating income was $311 million in the second quarter of 2023 compared to $236 million in the second quarter of 2022. The operating income performance in the second quarter of 2023 was driven by higher volume and pricing actions in certain product lines, partially offset by unfavorable business mix, decreased cost productivity, inflationary pressure, and higher research and development costs related to new energy investments.
Corporate
In the second quarter of 2023, corporate expenses were $97 million compared to $108 million in the second quarter of 2022. The decrease of $11 million was driven by savings related to our corporate optimization process.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 31

Inventory Impairment
In the second quarter of 2023, we recorded inventory impairments of $15 million, predominately in the OFSE segment related to exit activities at specific locations. In the second quarter of 2022, we recorded inventory impairments of $31 million, primarily in the IET segment as part of suspending our Russia operations. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the second quarter of 2023, we recognized $102 million of restructuring, impairment, and other charges, compared to $371 million in the second quarter of 2022. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments. As a result, we continued to incur charges in the second quarter of 2023 primarily related to employee termination expenses driven by actions taken to facilitate our reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint. The charges in the second quarter of 2022 primarily related to the suspension of substantially all of our operations in Russia.
Other Non-Operating Income (loss), Net
In the second quarter of 2023, we incurred $158 million of other non-operating income. Included in this amount was a net gain of $148 million from the change in fair value for certain equity investments. For the second quarter of 2022, we incurred $570 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFSE Russia business, which was classified as held for sale during the second quarter of 2022, and a loss of $123 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the second quarter of 2023, we incurred interest expense, net of interest income, of $58 million, which decreased $2 million compared to the second quarter of 2022.
Income Taxes
In the second quarter of 2023, the provision for income taxes was $200 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by tax benefits related to uncertain tax positions.
In the second quarter of 2022, the provision for income taxes was $182 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
The First Six Months of 2023 Compared to the First Six Months of 2022
Revenue increased $2,148 million, or 22%, driven by increased activity in OFSE and IET. OFSE increased $1,207 million and IET increased $941 million. Total segment operating income increased $403 million, primarily driven by OFSE.
Oilfield Services & Equipment
OFSE revenue of $7,454 million increased $1,207 million, or 19%, in the first six months of 2023 compared to the first six months of 2022, as a result of increased activity as evidenced by an increase in the global rig count. North America revenue was $2,033 million in the first six months of 2023, an increase of $285 million from the first six months of 2022. International revenue was $5,421 million in the first six months of 2023, an increase of $922 million from the first six months of 2022, driven by the Middle East/Asia and Latin America regions, partially offset by declines in the Europe/CIS/Sub-Saharan Africa region, driven by lower Russia volume.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 32

OFSE segment operating income was $789 million in the first six months of 2023 compared to $461 million in the first six months of 2022. The increase in operating income was primarily driven by higher volume and price, partially offset by cost inflation and decreased cost productivity.
Industrial & Energy Technology
IET revenue of $4,576 million increased $941 million, or 26%, in the first six months of 2023 compared to the first six months of 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in Gas Technology Services and Industrial Technology, partially offset by unfavorable foreign currency translation impact.
IET segment operating income was $552 million in the first six months of 2023 compared to $476 million in the first six months of 2022. The operating income performance in the first six months of 2023 was driven by higher volume and pricing actions in certain product lines, partially offset by unfavorable business mix and cost productivity, inflationary pressure, higher research and development costs related to new energy investments, and unfavorable foreign currency translation impact.
Corporate
In the first six months of 2023, corporate expenses were $197 million compared to $213 million in the first six months of 2022. The decrease of $16 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In the first six months of 2023, we recorded inventory impairments of $33 million, predominately in the OFSE segment related to exit activities at specific locations. In the first six months of 2022, we recorded inventory impairments of $31 million, primarily in the IET segment as part of suspending our Russia operations. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the first six months of 2023, we recognized $158 million of restructuring, impairment, and other charges, compared to $441 million in the first six months of 2022. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments. As a result, we continued to incur charges in the first six months of 2023 primarily related to employee termination expenses driven by actions taken to facilitate the reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint. The charges in the first six months of 2022 primarily related to the suspension of substantially all of our operations in Russia in the second quarter of 2022, and a write-off of an equity method investment and the release of foreign currency translation adjustments for certain restructured product lines in the first quarter of 2022.
Other Non-Operating Income (loss), Net
In the first six months of 2023, we incurred $544 million of other non-operating income. Included in this amount was a gain of $540 million from the change in fair value for certain equity investments. For the first six months of 2022, we incurred $597 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFSE Russia business, which was classified as held for sale at the end of the second quarter of 2022, and a loss of $112 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the first six months of 2023, we incurred interest expense, net of interest income, of $122 million, which decreased $2 million compared to the first six months of 2022.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 33

Income Taxes
In the first six months of 2023, the provision for income taxes was $379 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by tax benefits related to uncertain tax positions. Further, the tax rate is also partially reduced by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
In the first six months of 2022, the provision for income taxes was $289 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges related to our Russia operations for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At June 30, 2023, we had cash and cash equivalents of $2.8 billion compared to $2.5 billion at December 31, 2022.
In the U.S. we held cash and cash equivalents of approximately $0.7 billion and $0.6 billion and outside the U.S. of approximately $2.1 billion and $1.9 billion as of June 30, 2023 and December 31, 2022, respectively. A substantial portion of the cash held outside the U.S. at June 30, 2023 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of June 30, 2023 and December 31, 2022, we had $623 million and $605 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At June 30, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2023, we were in compliance with all debt covenants. Our next debt maturity is December 2023, and we will most likely refinance this debt in the second half of 2023 based on market conditions.
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
During the six months ended June 30, 2023, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, business acquisitions, the payment of dividends, and repurchases of our common stock.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 34

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2023	2022
Operating activities	$1,320	$393
Investing activities	(414)	(430)
Financing activities	(550)	(868)
Operating Activities
Cash flows from operating activities generated cash of $1,320 million and $393 million for the six months ended June 30, 2023 and 2022, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
For the six months ended June 30, 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets). Net working capital cash generation was $176 million for the six months ended June 30, 2023, mainly due to strong progress collections on equipment contracts, partially offset by an increase in receivables and inventory as we continue to build for growth.
For the six months ended June 30, 2022, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, loss on assets held for sale, loss on equity securities, stock-based compensation costs, deferred tax provision, and the impairment of certain assets). Net working capital cash usage was $81 million for the six months ended June 30, 2022, mainly due to the increase in receivables and inventory as we build for revenue growth, partially offset by strong progress collections on equipment contracts.
Investing Activities
Cash flows from investing activities used cash of $414 million and $430 million for the six months ended June 30, 2023 and 2022, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $587 million and $494 million for the six months ended June 30, 2023 and 2022, respectively, partially offset by cash flows from the disposal of PP&E of $87 million and $143 million for the six months ended June 30, 2023 and 2022, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and to PP&E no longer used in operations that was sold throughout the period.
During the six months ended June 30, 2023, we completed the acquisition of businesses for total cash consideration of $282 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment. We also completed the sale of businesses and received total cash consideration of $293 million, which consisted primarily of the sale of our Nexus Controls business in the IET segment.
Financing Activities
Cash flows from financing activities used cash of $550 million and $868 million for the six months ended June 30, 2023 and 2022, respectively.
We paid dividends of $384 million and $354 million to our Class A shareholders during the six months ended June 30, 2023 and 2022, respectively.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 35

We repurchased and canceled 3.6 million shares of Class A common stock for a total of $99 million during the six months ended June 30, 2023. During the six months ended June 30, 2022, we repurchased and canceled 14.8 million shares of Class A common stock for a total of $462 million.
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
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 14% and in Mexico 11% as of June 30, 2023. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 74% of the total cash balance as of June 30, 2023. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Company 2023 Second Quarter Form 10-Q | 36

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2023 Second Quarter Form 10-Q | 37

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
April 1-30, 2023	19,019	$29.96	—	$2,755,776,668
May 1-31, 2023	3,642,616	$27.67	3,595,954	$2,656,312,835
June 1-30, 2023	9,880	$29.12	—	$2,656,312,835
Total	3,671,515	$27.69	3,595,954
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
(3)On July 30, 2021, our Board of Directors authorized the Company to repurchase up to $2 billion of its Class A common stock. On October 27, 2022, our Board of Directors authorized an increase to our repurchase program of $2 billion of additional Class A common stock, increasing its existing repurchase authorization of $2 billion to $4 billion. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(4)During the three months ended June 30, 2023, we repurchased 3.6 million shares of Class A common stock at an average price of $27.66 per share for a total of $99 million. At June 30, 2023, the Company had authorization remaining to repurchase up to approximately $2.7 billion of its Class A common stock.
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
Baker Hughes Company 2023 Second Quarter Form 10-Q | 38

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Plans		Number of Shares to be Sold	Expiration
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Regina Jones, Chief Legal Officer	Adoption	April 24, 2023	X		60,000	Earlier of when all shares under plan are sold and April 19, 2024
Maria Claudia Borras, Executive Vice President, Oilfield Services and Equipment	Adoption	April 27, 2023	X		50,000	Earlier of when all shares under plan are sold and December 29, 2023
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
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

10.1*
First Amendment dated May 15, 2023 to the Credit Agreement, dated as of December 10, 2019, among Baker Hughes Holdings LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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
Baker Hughes Company 2023 Second Quarter Form 10-Q | 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 19, 2023	By:	/s/ NANCY BUESE
Nancy Buese
Chief Financial Officer

Date:	July 19, 2023	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2023 Second Quarter Form 10-Q | 40