Form 10-Q
period 2023-09-30
Baker Hughes Co
filed 2023-10-26
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________
Commission File Number 1-38143

Baker Hughes Company
(Exact name of registrant as specified in its charter)

Delaware		81-4403168
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

575 N. Dairy Ashford Rd., Suite 100
Houston,	Texas	77079-1121
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600

17021 Aldine Westfield
Houston, Texas 77073-5101
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☑
As of October 19, 2023, the registrant had outstanding 1,006,233,893 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company

Baker Hughes Company 2023 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Revenue:
Sales of goods	$4,044	$3,084	$11,320	$8,710
Sales of services	2,597	2,285	7,351	6,541
Total revenue	6,641	5,369	18,671	15,251

Costs and expenses:
Cost of goods sold	3,467	2,639	9,704	7,502
Cost of services sold	1,831	1,606	5,163	4,686
Selling, general and administrative	627	620	1,977	1,865
Restructuring, impairment and other	2	235	161	676
Total costs and expenses	5,927	5,100	17,005	14,729
Operating income	714	269	1,666	522
Other non-operating income (loss), net	94	(60)	638	(657)
Interest expense, net	(49)	(65)	(171)	(188)
Income (loss) before income taxes	759	144	2,133	(323)
Provision for income taxes	(235)	(153)	(614)	(443)
Net income (loss)	524	(9)	1,519	(766)
Less: Net income attributable to noncontrolling interests	6	8	16	17
Net income (loss) attributable to Baker Hughes Company	$518	$(17)	$1,503	$(783)

Per share amounts:
Basic income (loss) per Class A common stock	$0.51	$(0.02)	$1.49	$(0.80)
Diluted income (loss) per Class A common stock	$0.51	$(0.02)	$1.48	$(0.80)

Cash dividend per Class A common stock	$0.20	$0.18	$0.58	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income (loss)	$524	$(9)	$1,519	$(766)
Less: Net income attributable to noncontrolling interests	6	8	16	17
Net income (loss) attributable to Baker Hughes Company	518	(17)	1,503	(783)
Other comprehensive income (loss):
Investment securities	—	—	1	—
Foreign currency translation adjustments	(122)	(321)	46	(474)
Cash flow hedges	(14)	—	(3)	1
Benefit plans	24	(27)	20	5
Other comprehensive income (loss)	(112)	(348)	64	(468)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(2)	—	(4)
Other comprehensive income (loss) attributable to Baker Hughes Company	(112)	(346)	64	(464)
Comprehensive income (loss)	412	(357)	1,583	(1,234)
Less: Comprehensive income attributable to noncontrolling interests	6	6	16	13
Comprehensive income (loss) attributable to Baker Hughes Company	$406	$(363)	$1,567	$(1,247)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,201	$2,488
Current receivables, net	6,505	5,958
Inventories, net	4,964	4,587
All other current assets	1,491	1,559
Total current assets	16,161	14,592
Property, plant and equipment (net of accumulated depreciation of $5,545 and $5,121)	4,768	4,538
Goodwill	6,048	5,930
Other intangible assets, net	4,104	4,180
Contract and other deferred assets	1,778	1,503
All other assets	3,004	2,781
Deferred income taxes	687	657
Total assets	$36,550	$34,181
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,123	$4,298
Short-term and current portion of long-term debt	802	677
Progress collections and deferred income	5,187	3,822
All other current liabilities	2,569	2,278
Total current liabilities	12,681	11,075
Long-term debt	5,857	5,980
Deferred income taxes	280	229
Liabilities for pensions and other postretirement benefits	952	960
All other liabilities	1,385	1,412
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 1,006 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Capital in excess of par value	27,415	28,126
Retained loss	(9,258)	(10,761)
Accumulated other comprehensive loss	(2,907)	(2,971)
Baker Hughes Company equity	15,250	14,394
Noncontrolling interests	145	131
Total equity	15,395	14,525
Total liabilities and equity	$36,550	$34,181
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$—	$28,126	$(10,761)	$(2,971)	$131	$14,525
Comprehensive income:
Net income			1,503		16	1,519
Other comprehensive income				64		64
Dividends on Class A common stock ($0.58 per share)		(586)				(586)
Repurchase and cancellation of Class A common stock		(219)				(219)
Stock-based compensation cost		148				148
Other		(54)			(2)	(56)
Balance at September 30, 2023	$—	$27,415	$(9,258)	$(2,907)	$145	$15,395

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$—	$27,696	$(9,776)	$(2,795)	$137	$15,262
Comprehensive income (loss):
Net income			518		6	524
Other comprehensive loss				(112)		(112)
Dividends on Class A common stock ($0.20 per share)		(202)				(202)
Repurchase and cancellation of Class A common stock		(119)				(119)
Stock-based compensation cost		51				51
Other		(11)			2	(9)
Balance at September 30, 2023	$—	$27,415	$(9,258)	$(2,907)	$145	$15,395
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2023 Third Quarter Form 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$—	$27,375	$(10,160)	$(2,385)	$1,916	$16,746
Comprehensive loss:
Net income (loss)			(783)		17	(766)
Other comprehensive loss				(464)	(4)	(468)
Dividends on Class A common stock ($0.54 per share)		(536)				(536)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		1,947		(287)	(1,660)	—
Repurchase and cancellation of Class A common stock		(722)		1	(6)	(727)
Stock-based compensation cost		155				155
Other		4		(1)	(40)	(37)
Balance at September 30, 2022	$—	$28,223	$(10,943)	$(3,136)	$223	$14,367

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$—	$28,598	$(10,927)	$(2,789)	$204	$15,086
Comprehensive loss:
Net income (loss)			(17)		8	(9)
Other comprehensive loss				(346)	(2)	(348)
Dividends on Class A common stock ($0.18 per share)		(182)				(182)
Repurchase and cancellation of Class A common stock		(264)			(1)	(265)
Stock-based compensation cost		52				52
Other		19	1	(1)	14	33
Balance at September 30, 2022	$—	$28,223	$(10,943)	$(3,136)	$223	$14,367
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,519	$(766)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	813	806
(Gain) loss on equity securities	(639)	164
Provision for deferred income taxes	68	44
Stock-based compensation cost	148	155
Loss on assets held for sale	—	426
Property, plant and equipment impairment, net	10	168
Inventory impairment	33	31
Changes in operating assets and liabilities:
Current receivables	(467)	(415)
Inventories	(410)	(626)
Accounts payable	(209)	263
Progress collections and deferred income	1,375	705
Contract and other deferred assets	(270)	(151)
Other operating items, net	159	186
Net cash flows from operating activities	2,130	990
Cash flows from investing activities:
Expenditures for capital assets	(868)	(720)
Proceeds from disposal of assets	150	189
Proceeds from sale of equity securities	372	26
Proceeds from business dispositions	293	—
Net cash paid for acquisitions	(301)	(86)
Other investing items, net	(149)	11
Net cash flows used in investing activities	(503)	(580)
Cash flows from financing activities:
Dividends paid	(586)	(536)
Repurchase of Class A common stock	(219)	(727)
Other financing items, net	(56)	(34)
Net cash flows used in financing activities	(861)	(1,297)
Effect of currency exchange rate changes on cash and cash equivalents	(53)	(115)
Increase (decrease) in cash and cash equivalents	713	(1,002)
Cash and cash equivalents, beginning of period	2,488	3,853
Cash and cash equivalents, end of period	$3,201	$2,851
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$463	$395
Interest paid	$205	$190
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 6

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
Goodwill
During the third quarter of 2023, we completed our annual goodwill impairment test and as a result, we concluded that there are no events or circumstances that existed that would lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying value.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
As of September 30, 2023 and December 31, 2022, $323 million and $275 million of SCF program liabilities are recorded in "Accounts payable" in our condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in our condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2023	December 31, 2022
Customer receivables	$5,570	$5,083
Other	1,282	1,216
Total current receivables	6,852	6,299
Less: Allowance for credit losses	(347)	(341)
Total current receivables, net	$6,505	$5,958
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, and customer retentions.
NOTE 3. INVENTORIES
Inventories, net of reserves of $391 million and $396 million as of September 30, 2023 and December 31, 2022, respectively, are comprised of the following:

	September 30, 2023	December 31, 2022
Finished goods	$2,594	$2,419
Work in process and raw materials	2,370	2,168
Total inventories, net	$4,964	$4,587
During the three and nine months ended September 30, 2023, we recorded inventory impairments of nil and $33 million, respectively, primarily in our Oilfield Services & Equipment ("OFSE") segment. During the three and nine months ended September 30, 2022, we recorded inventory impairments of nil and $31 million, respectively, primarily in our Industrial & Energy Technology ("IET") segment. See "Note 17. Restructuring, Impairment, and Other" for further information.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,925	$(791)	$1,135	$1,917	$(729)	$1,189
Technology	1,240	(870)	371	1,212	(803)	409
Trade names and trademarks	289	(183)	106	287	(175)	112
Capitalized software	1,384	(1,094)	290	1,308	(1,040)	268
Finite-lived intangible assets	4,839	(2,937)	1,902	4,725	(2,747)	1,978
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,041	$(2,937)	$4,104	$6,927	$(2,747)	$4,180
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended September 30, 2023 and 2022 was $64 million and $54 million, respectively, and $190 million and $164 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated amortization expense for the remainder of 2023 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2023	$63
2024	237
2025	197
2026	151
2027	126
2028	111
Baker Hughes Company 2023 Third Quarter Form 10-Q | 9

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

	September 30, 2023	December 31, 2022
Long-term product service agreements	$397	$392
Long-term equipment contracts and certain other service agreements	1,224	955
Contract assets (total revenue in excess of billings)	1,621	1,347
Deferred inventory costs	122	125
Other costs to fulfill or obtain a contract (1)	35	31
Contract and other deferred assets	$1,778	$1,503
(1)     Other costs to fulfill or obtain a contract consist primarily of non-recurring engineering costs incurred and expected to be recovered.
Revenue recognized during the three months ended September 30, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $6 million and $2 million, respectively, and $20 million and $14 million during the nine months ended September 30, 2023 and 2022, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability resulting in an adjustment of earnings.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Progress collections	$5,046	$3,713
Deferred income	141	109
Progress collections and deferred income (contract liabilities)	$5,187	$3,822
Revenue recognized during the three months ended September 30, 2023 and 2022 that was included in the contract liabilities at the beginning of the period was $881 million and $467 million, respectively, and $2,349 million and $1,720 million during the nine months ended September 30, 2023 and 2022, respectively.
NOTE 7. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2023	2022	2023	2022
Long-term fixed lease	$69	$65	$206	$190
Long-term variable lease	18	14	53	36
Short-term lease	126	127	377	351
Total operating lease expense	$213	$206	$636	$577
Baker Hughes Company 2023 Third Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Cash flows used in operating activities for operating leases approximates our expense for the three and nine months ended September 30, 2023 and 2022.
The weighted-average remaining lease term as of September 30, 2023 and December 31, 2022 was approximately seven years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2023 and December 31, 2022 was 3.1%.
NOTE 8. DEBT
The carrying value of our short-term and long-term debt are comprised of the following:

	September 30, 2023	December 31, 2022
Short-term and current portion of long-term debt
1.231% Senior Notes due December 2023	$650	$649
8.55% Debentures due June 2024	110	—
Other debt	42	29
Total short-term and current portion of long-term debt	802	677

Long-term debt
8.55% Debentures due June 2024	—	114
2.061% Senior Notes due December 2026	598	597
3.337% Senior Notes due December 2027	1,276	1,277
6.875% Notes due January 2029	269	273
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	497
5.125% Senior Notes due September 2040	1,282	1,286
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	73	75
Total long-term debt	5,857	5,980
Total debt	$6,659	$6,658
The estimated fair value of total debt at September 30, 2023 and December 31, 2022 was $5,804 million and $5,863 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At September 30, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2023, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $6,544 million.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2023, we were in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three and nine months ended September 30, 2023, the provision for income taxes was $235 million and $614 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
For the three and nine months ended September 30, 2022, the provision for income taxes was $153 million and $443 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
NOTE 10. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares outstanding of Class A and Class B common stock as of September 30, 2023 is 1,006 million and nil, respectively. We have not issued any preferred stock. Each share of Class A and Class B common stock and the associated membership interest in BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. As of September 30, 2023, there are no shares of Class B common stock issued and outstanding.
We have a share repurchase program which we expect to fund from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2023, the Company repurchased and canceled 3.4 million and 7.0 million shares of Class A common stock for $119 million and $219 million, representing an average price per share of $35.50 and $31.45, respectively. During the three and nine months ended September 30, 2022, the Company repurchased and canceled 10.7 million and 25.5 million shares of Class A common stock for $265 million and $727 million, representing an average price per share of $24.79 and $28.47, respectively. As of September 30, 2023, the Company had authorization remaining to repurchase up to approximately $2.5 billion of its Class A common stock.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock		Class B Common Stock
	2023	2022	2023	2022
Balance at January 1	1,005,960	909,142	—	116,548
Issue of shares upon vesting of restricted stock units (1)	5,629	6,191	—	—
Issue of shares on exercises of stock options (1)	409	1,445	—	—
Issue of shares for employee stock purchase plan	1,429	1,433	—	—
Exchange of Class B common stock for Class A common stock (2)	—	109,548	—	(109,548)
Repurchase and cancellation of Class A common stock	(6,956)	(25,532)	—	—
Balance at September 30	1,006,471	1,002,227	—	7,000
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)When shares of Class B common stock, together with associated BHH LLC member units ("LLC Units"), are exchanged for shares of Class A common stock, such shares of Class B common stock are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive income (loss) before reclassifications	1	46	(7)	(6)	34
Amounts reclassified from accumulated other comprehensive loss	—	—	—	25	25
Deferred taxes	—	—	4	1	5
Other comprehensive income (loss)	1	46	(3)	20	64
Balance at September 30, 2023	$1	$(2,620)	$(12)	$(276)	$(2,907)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,125)	$(10)	$(250)	$(2,385)
Other comprehensive loss before reclassifications	(509)	(2)	(1)	(512)
Amounts reclassified from accumulated other comprehensive loss	35	3	19	57
Deferred taxes	—	—	(13)	(13)
Other comprehensive income (loss)	(474)	1	5	(468)
Less: Other comprehensive loss attributable to noncontrolling interests	(4)	—	—	(4)
Less: Reallocation of AOCL based on change in ownership of LLC Units	255	1	30	286
Balance at September 30, 2022	$(2,850)	$(11)	$(275)	$(3,136)
Baker Hughes Company 2023 Third Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2023 and 2022 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments.
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income (loss)	$524	$(9)	$1,519	$(766)
Less: Net income attributable to noncontrolling interests	6	8	16	17
Net income (loss) attributable to Baker Hughes Company	$518	$(17)	$1,503	$(783)

Weighted average shares outstanding:
Class A basic	1,009	1,008	1,010	983
Class A diluted	1,017	1,008	1,016	983
Net income (loss) per share attributable to common stockholders:
Class A basic	$0.51	$(0.02)	$1.49	$(0.80)
Class A diluted	$0.51	$(0.02)	$1.48	$(0.80)
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share ("EPS") above. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock for the three months ended September 30, 2023 and 2022 were nil and 7 million, respectively, and nil and 38 million for the nine months ended September 30, 2023 and 2022, respectively. The basic weighted average shares outstanding for both our Class A and Class B common stock combined for the three months ended September 30, 2023 and 2022 were 1,009 million and 1,015 million, respectively, and 1,010 million and 1,021 million for the nine months ended September 30, 2023 and 2022, respectively.
For the three and nine months ended September 30, 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 2 million options that were excluded because the exercise price exceeded the average market price of our Class A common stock and is therefore antidilutive. For the three and nine months ended September 30, 2022, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$30	$—	$30	$—	$18	$—	$18
Investment securities	1,100	—	2	1,102	748	—	—	748
Total assets	1,100	30	2	1,132	748	18	—	766

Liabilities
Derivatives	—	(95)	—	(95)	—	(86)	—	(86)
Total liabilities	$—	$(95)	$—	$(95)	$—	$(86)	$—	$(86)

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$48	$2	$—	$50	$—	$—	$—	$—
Equity securities	519	533	—	1,052	557	191	—	748
Total	$567	$535	$—	$1,102	$557	$191	$—	$748
(1)Gains (losses) recorded to earnings related to these securities were $99 million and $(52) million for the three months ended September 30, 2023 and 2022, respectively, and $489 million and $(170) million for the nine months ended September 30, 2023 and 2022.
(2)As of September 30, 2023, our non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of September 30, 2023 and December 31, 2022, the balance of our equity securities with readily determinable fair values were $1,052 million and $748 million, respectively, and are comprised primarily of our investment in ADNOC Drilling, and are recorded in "All other current assets" in the condensed consolidated statements of financial position. We measured our investments to fair value based on quoted prices in active markets.
Gains (losses) recorded to earnings for our equity securities with readily determinable fair values were $99 million and $(52) million for the three months ended September 30, 2023 and 2022, respectively, and $520 million and $(163) million for the nine months ended September 30, 2023 and 2022, respectively. Gains (losses) related to our equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in our condensed consolidated statements of income (loss).
OTHER EQUITY INVESTMENTS
As of September 30, 2023 and December 31, 2022, the carrying amount of equity securities without readily determinable fair values was $42 million and $60 million, respectively. During the second quarter of 2023, certain of these equity securities were remeasured to fair value as of the date that an observable transaction occurred, which resulted in the Company recording a gain of $118 million. Gains (losses) related to our equity securities without
Baker Hughes Company 2023 Third Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
readily determinable fair values are reported in "Other non-operating income (loss), net" in our condensed consolidated statements of income (loss).
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2023 and December 31, 2022 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(16)	$1	$—
Interest rate swap contracts	9	(70)	—	(69)

Derivatives not accounted for as hedges
Currency exchange contracts and other	22	(9)	17	(17)
Total derivatives	$30	$(95)	$18	$(86)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2023 and December 31, 2022, $30 million and $17 million of derivative assets are recorded in "All other current assets" and nil and $1 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of September 30, 2023 and December 31, 2022, $22 million and $17 million of derivative liabilities are recorded in "All other current liabilities" and $73 million and $69 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. During the nine months ended September 30, 2023, the Company executed interest rate swap contracts designated as cash flow hedges with a notional amount of $375 million. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of September 30, 2023 and December 31, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately two years and one year, respectively.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2023 and December 31, 2022, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. As of July 1, 2023, the interest rate is based on a Secured Overnight Financing Rate ("SOFR") index. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. We disclose the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by us and the counterparties. A substantial majority of the outstanding notional amount of $5.6 billion and $3.8 billion at September 30, 2023 and December 31, 2022, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by product line for both our OFSE and IET segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In addition, management views revenue from contracts with customers for OFSE by geography. The series of tables below present our revenue disaggregated by these categories.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2023	2022	2023	2022
Well Construction	$1,128	$991	$3,265	$2,810
Completions, Intervention & Measurements	1,085	920	3,084	2,587
Production Solutions	967	931	2,863	2,622
Subsea & Surface Pressure Systems	770	561	2,192	1,631
Oilfield Services & Equipment	3,951	3,403	11,405	9,650
Gas Technology Equipment	1,254	610	3,080	1,709
Gas Technology Services	637	629	1,886	1,752
Total Gas Technology	1,892	1,239	4,967	3,461
Condition Monitoring	157	131	451	390
Inspection	322	259	894	728
Pumps, Valves & Gears	232	199	650	614
PSI & Controls (1)	88	138	305	409
Total Industrial Technology	799	728	2,300	2,140
Industrial & Energy Technology	2,691	1,967	7,267	5,601
Total	$6,641	$5,369	$18,671	$15,251
(1)The Nexus Controls business was sold to General Electric on April 1, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Oilfield Services & Equipment Geographic Revenue	2023	2022	2023	2022
North America	$1,064	$986	$3,097	$2,734
Latin America	695	549	2,053	1,498
Europe/CIS/Sub-Saharan Africa	695	586	1,948	1,906
Middle East/Asia	1,497	1,282	4,306	3,512
Oilfield Services & Equipment	$3,951	$3,403	$11,405	$9,650
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $32.4 billion. As of September 30, 2023, we expect to recognize revenue of approximately 62%, 75% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER EVENTS
In the third quarter of 2023, we announced a realignment of our IET product lines. Effective October 1, 2023, IET began operating through five product lines - Gas Technology Equipment, which will now include the Pumps business; Gas Technology Services; Industrial Solutions, which brings together the Condition Monitoring and PSI businesses, along with IET Digital initiatives; Industrial Products, which brings together the Inspection business merging with the Valves and Gears businesses; and a newly formed product line, Climate Technology Solutions (“CTS”), which will combine our CCUS, hydrogen, clean power and emissions abatement capabilities that previously was reported in each of the individual IET product lines into one business focused on serving the energy transition. This revised view of our IET product lines will be included in our disclosures starting in the fourth quarter of 2023.
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
INDUSTRIAL & ENERGY TECHNOLOGY ("IET")
Industrial & Energy Technology provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas ("LNG") operations, downstream refining and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into six product lines - Gas Technology Equipment and Gas Technology Services, collectively referred to as Gas Technology, and Condition Monitoring, Inspection, Pumps Valves & Gears, and PSI & Controls, collectively referred to as Industrial Technology. See the "Other Events" section above in "Note 13. Revenue Related to Contracts with Customers" for a summary of the changes in the IET product lines effective October 1, 2023.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2023	2022	2023	2022
Oilfield Services & Equipment	$3,951	$3,403	$11,405	$9,650
Industrial & Energy Technology	2,691	1,967	7,267	5,601
Total	$6,641	$5,369	$18,671	$15,251

	Three Months Ended September 30,		Nine Months Ended September 30,
Income before income taxes	2023	2022	2023	2022
Oilfield Services & Equipment	$465	$324	$1,253	$785
Industrial & Energy Technology	346	282	898	758
Total segment	811	606	2,151	1,544
Corporate	(95)	(103)	(292)	(316)
Inventory impairment (1)	—	—	(33)	(31)
Restructuring, impairment and other	(2)	(235)	(161)	(676)
Other non-operating income (loss), net	94	(60)	638	(657)
Interest expense, net	(49)	(65)	(171)	(188)
Income (loss) before income taxes	$759	$144	$2,133	$(323)
(1)Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2023	2022	2023	2022
Oilfield Services & Equipment	$206	$204	$632	$647
Industrial & Energy Technology	57	45	166	144
Total segment	263	249	798	791
Corporate	4	5	15	15
Total	$267	$254	$813	$806
NOTE 15. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with General Electric Company ("GE") in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV. We had purchases from the Aero JV of $136 million and $106 million during the three months ended September 30, 2023 and 2022, respectively, and $381 million and $360 million during the nine months ended September 30, 2023 and 2022, respectively. We have $60 million and $110 million of accounts payable at September 30, 2023 and December 31, 2022, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three and nine months ended September 30, 2023 and 2022.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 20

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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 21

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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $5 billion at September 30, 2023. It is not practicable to estimate the fair value of these financial instruments. As of September 30, 2023, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
We sometimes enter into consortium or similar arrangements for certain projects primarily in our OFSE segment. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure
Baker Hughes Company 2023 Third Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on us. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $2 million and $161 million during the three and nine months ended September 30, 2023, respectively, and $235 million and $676 million during the three and nine months ended September 30, 2022, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
We recorded restructuring and impairment charges of $5 million and $158 million for the three and nine months ended September 30, 2023, respectively. In 2022, we announced a corporate restructuring plan in conjunction with a change in our operating segments (the "2022 Plan"). We continued to incur charges in the third quarter of 2023 related to our 2022 Plan primarily for employee termination expenses. Restructuring charges for the nine months ended September 30, 2023 include costs related to the 2022 Plan as well as costs incurred under a new plan (the "2023 Plan") related to exit activities at specific locations in our segments to align with our market outlook and rationalize our manufacturing supply chain footprint. These actions also included inventory impairments of $33 million, recorded in "Cost of goods sold" in our condensed consolidated statements of income (loss). We expect to incur additional restructuring charges of approximately $30 million in the fourth quarter of 2023 related to these plans, and currently expect these plans to be substantially complete by the end of 2023.
We recorded restructuring and impairment charges of $146 million and $174 million for the three and nine months ended September 30, 2022, respectively. The charges are related to our 2022 Plan and are primarily for employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. In addition, property, plant and equipment ("PP&E") impairments and other costs were recorded related to exit activities at specific locations in the OFSE segment.
The following table presents restructuring and impairment charges by the impacted segment; however, these net charges are not included in the reported segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments	2023	2022	2023	2022
Oilfield Services & Equipment	$4	$102	$46	$120
Industrial & Energy Technology	2	25	68	27
Corporate	(1)	19	44	27
Total	$5	$146	$158	$174
The following table presents restructuring and impairment charges by type, and includes gains on the dispositions of certain facilities as a consequence of exit activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Charges by Type	2023	2022	2023	2022
Property, plant & equipment, net	$(5)	$65	$9	$59
Employee-related termination costs	7	77	117	106
Other incremental costs	3	4	32	9
Total	$5	$146	$158	$174
Baker Hughes Company 2023 Third Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
We recorded (gains) charges of $(3) million and $3 million for the three and nine months ended September 30, 2023, respectively, and $89 million and $501 million for the three and nine months ended September 30, 2022, respectively.
Other charges for the three months ended September 30, 2022 were related to the impairment of certain long-lived assets, primarily PP&E of $62 million and intangibles of $17 million, in the OFSE segment for the subsea production systems ("SPS") business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business.
Other charges for the nine months ended September 30, 2022 were primarily associated with the discontinuation of our Russia operations. As a result of the conflict between Russia and Ukraine, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million recorded in the second quarter of 2022 primarily associated with the suspension of contracts including all our IET LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments in the second quarter of 2022 of $31 million primarily in IET as part of suspending our Russia operations, which were reported in the “Cost of goods sold” caption in the condensed consolidated statements of income (loss).
NOTE 18. BUSINESS ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
During the first nine months of 2023, we completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in the second quarter of 2023. Altus Intervention is a leading international provider of well intervention services and downhole technology. The assets acquired and liabilities assumed in these acquisitions were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of these acquisitions, we recorded $115 million of goodwill and $45 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our consolidated financial statements.
DISPOSITIONS
During the first nine months of 2023, we completed the sale of businesses and received total cash consideration of $293 million. The dispositions consisted primarily of the sale of our Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain in the second quarter of 2023. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services. GE will continue to provide Baker Hughes with GE's MarkTM controls products currently in the Nexus Controls portfolio, and we will be the exclusive supplier and service provider of such GE products for our oil and gas customers' control needs.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 24

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
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 57,000 employees. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, and broader industrial and new energy markets.
EXECUTIVE SUMMARY
Market Conditions
As we look to the fourth quarter of 2023 and into 2024, we remain positive on the oil and gas outlook and continue to see momentum across our portfolio despite persisting economic uncertainty. We continue to believe in a multiyear upstream spending cycle, which, we believe, will be more durable and less sensitive to commodity price swings relative to prior cycles and led by international and offshore markets.
Oil prices have strengthened during the second half of this year as the combination of oil demand and production cuts have tightened the market. Higher oil and gas prices support a positive outlook for operators' development plans next year; however, we do not expect this to impact the fourth quarter of 2023 as development plans are mostly set through year end. Continued discipline from the world’s largest producers and the pace of oil demand growth in the face of economic uncertainty will be important factors to monitor as we look into 2024. Additionally, the recent conflict in the Middle East has added another element of uncertainty across the oil and gas markets. While the conflict in the Middle East has not had a material impact on our operations, a further escalation in geopolitical tensions could impact the Company. We will continue to monitor and assess the impact of the conflict in the Middle East on our business.
We also remain optimistic on the LNG outlook as we continue to see the shift towards the development of natural gas and LNG. As a result, the LNG project pipeline remains strong, both in the U.S. and internationally. We continue to see solid demand growth this year led by Europe and Asia with momentum across the industry for projects reaching final investment decisions. As the world increasingly recognizes the crucial role natural gas is expected to play in the energy transition, serving as both a transition and destination fuel, we believe it will be fundamental in satisfying the world's energy needs for many decades to come.
Financial Results and Key Company Initiatives
In the third quarter of 2023, we generated revenue of $6,641 million compared to $5,369 million in the third quarter of 2022, increasing $1,272 million or 24%. The increase in revenue was primarily driven by higher volume in both segments. Income before income taxes was $759 million for the third quarter of 2023 compared to $144 million in the third quarter of 2022, increasing $615 million. The increase in income before income taxes was driven by higher volume and price in both segments and structural cost-out initiatives, lower restructuring and impairment charges, and a positive effect from the change in fair value on certain equity securities.
Our results in the first nine months of 2023 were impacted by the discontinuation of our Russia operations that occurred in 2022. Russia represented approximately 1% and 2% of our total revenue in the three and nine months ended September 30, 2022, respectively, the majority of which was in our OFSE segment.
Our journey of transformation continues. We see the cost-out performance coming through our operating results, and we have made significant progress in identifying areas to simplify and create efficiencies, structurally removing costs and modernizing how the business operates. During the third quarter of 2023, we announced a realignment of our IET product lines, effective October 1, 2023, which further streamlines our organizational structure to focus operations and decision-making on driving margin and returns higher. Through this re-alignment,
Baker Hughes Company 2023 Third Quarter Form 10-Q | 25

we will be providing increased transparency for our CTS business, a key growth area for Baker Hughes.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: North American activity levels are trending lower due to lower activity from private operators and in gas basins.
•OFSE International activity: We expect spending outside of North America to experience strong growth in 2023, as compared to 2022.
•IET LNG projects: We remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including hydrogen, geothermal, carbon capture, utilization and storage, energy storage, clean power and emissions abatement solutions. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and nine months ended September 30, 2023 and 2022, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 26

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Brent oil price ($/Bbl) (1)	$86.65	$100.71	$81.99	$105.00
WTI oil price ($/Bbl) (2)	82.25	93.06	77.27	98.96
Natural gas price ($/mmBtu) (3)	2.59	8.03	2.46	6.74
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices, which decreased from the same quarter last year, ranging from a high of $97.10/Bbl in September 2023 to a low of $74.52/Bbl in July 2023. For the nine months ended September 30, 2023, Brent oil prices averaged $81.99/Bbl, which represented a decrease of $23.01/Bbl from the same period last year.
In North America, customer spending is influenced by WTI oil prices, which decreased from the same quarter last year. Overall, WTI oil prices ranged from a high of $93.67/Bbl in September 2023 to a low of $69.71/Bbl in July 2023. For the nine months ended September 30, 2023, WTI oil prices averaged $77.27/Bbl, which represented a decrease of $21.69/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.59/mmBtu in the third quarter of 2023, representing a 68% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $2.92/mmBtu in early August 2023 to a low of $2.42/mmBtu in late August 2023.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 27

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
North America	836	960	(13)%	885	876	1%
International	951	857	11%	942	832	13%
Worldwide	1,787	1,817	(2)%	1,827	1,708	7%
The worldwide rig count was 1,787 for the third quarter of 2023, a decrease of 2% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was primarily driven by the U.S. rig count, which was down 15% when compared to the same period last year, and a decrease in the Canada rig count, which was down 6% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Africa, Europe, and Asia Pacific regions of 34%, 21%, and 10%, respectively.
The worldwide rig count was 1,827 for the nine months ended September 30, 2023, an increase of 7% as compared to the same period last year primarily due to an increase internationally. Within North America, the increase was primarily driven by the Canada rig count, which was up 3% when compared to the same period last year, and an increase in the U.S. rig count, which was up 1% when compared to the same period last year. Internationally, the rig count increase was primarily driven by the Europe, Africa, and Asia Pacific regions of 27%, 23%, and 12%, respectively.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 28

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
Orders and Remaining Performance Obligations
Orders: For the three months ended September 30, 2023, we recognized total orders of $8.5 billion, an increase of $2.4 billion, or 40%, from the three months ended September 30, 2022.
For the three months ended September 30, 2023, our OFSE segment recognized orders of $4.2 billion, an increase of $0.5 billion, or 13%, and our IET segment recognized orders of $4.3 billion, an increase of $2.0 billion, or 84% compared to the three months ended September 30, 2022. Within IET, Gas Technology Equipment orders were $2.8 billion and Gas Technology Services orders were $0.7 billion for the three months ended September 30, 2023.
For the nine months ended September 30, 2023, we recognized total orders of $23.6 billion, an increase of $4.9 billion, or 26%, from the nine months ended September 30, 2022.
For the nine months ended September 30, 2023, our OFSE segment recognized orders of $12.5 billion, an increase of $2.1 billion, or 20%, and our IET segment recognized orders of $11.1 billion, an increase of $2.8 billion, or 33% compared to the nine months ended September 30, 2022. Within IET, Gas Technology Equipment orders were $6.3 billion and Gas Technology Services orders were $2.2 billion for the nine months ended September 30, 2023.
Remaining Performance Obligations ("RPO"): As of September 30, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $32.4 billion. As of September 30, 2023, OFSE remaining performance obligations totaled $3.6 billion, and IET remaining performance obligations totaled $28.8 billion.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 29

Revenue and Operating Income (Loss)
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2023	2022		2023	2022
Revenue:
Well Construction	$1,128	$991	$137	$3,265	$2,810	$455
Completions, Intervention & Measurements	1,085	920	166	3,084	2,587	498
Production Solutions	967	931	36	2,863	2,622	241
Subsea & Surface Pressure Systems	770	561	209	2,192	1,631	561
Oilfield Services & Equipment	3,951	3,403	548	11,405	9,650	1,755
Gas Technology Equipment	1,254	610	644	3,080	1,709	1,371
Gas Technology Services	637	629	9	1,886	1,752	135
Total Gas Technology	1,892	1,239	653	4,967	3,461	1,506
Condition Monitoring	157	131	26	451	390	62
Inspection	322	259	63	894	728	166
Pumps, Valves & Gears	232	199	32	650	614	36
PSI & Controls (1)	88	138	(50)	305	409	(104)
Total Industrial Technology	799	728	71	2,300	2,140	160
Industrial & Energy Technology	2,691	1,967	724	7,267	5,601	1,665
Total	$6,641	$5,369	$1,272	$18,671	$15,251	$3,420
(1)The Nexus Controls business was sold to GE in April 2023.
The following table presents Oilfield Services & Equipment revenue by geographic region:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2023	2022		2023	2022
North America	$1,064	$986	$78	$3,097	$2,734	$364
Latin America	695	549	146	2,053	1,498	555
Europe/CIS/Sub-Saharan Africa (1)	695	586	109	1,948	1,906	42
Middle East/Asia	1,497	1,282	214	4,306	3,512	794
Oilfield Services & Equipment	$3,951	$3,403	$548	$11,405	$9,650	$1,755

North America	$1,064	$986	$78	$3,097	$2,734	$364
International	2,887	2,417	470	8,308	6,916	1,392
(1)Impacted by the discontinuation of our Russia operations that occurred in 2022.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 30

The following table presents segment operating income through to net income (loss) for the Company.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2023	2022		2023	2022
Segment operating income:
Oilfield Services & Equipment	$465	$324	$140	$1,253	$785	$468
Industrial & Energy Technology	346	282	64	898	758	140
Total segment operating income	811	606	204	2,151	1,544	608
Corporate	(95)	(103)	8	(292)	(316)	24
Inventory impairment	—	—	—	(33)	(31)	(2)
Restructuring, impairment and other	(2)	(235)	233	(161)	(676)	515
Operating income	714	269	445	1,666	522	1,144
Other non-operating income (loss), net	94	(60)	154	638	(657)	1,295
Interest expense, net	(49)	(65)	16	(171)	(188)	17
Income (loss) before income taxes	759	144	615	2,133	(323)	2,456
Provision for income taxes	(235)	(153)	(82)	(614)	(443)	(171)
Net income (loss)	$524	$(9)	$533	$1,519	$(766)	$2,285
Segment Revenues and Segment Operating Income
Third Quarter of 2023 Compared to the Third Quarter of 2022
Revenue increased $1,272 million, or 24%, driven by increased activity in OFSE and IET. OFSE increased $548 million and IET increased $724 million. Total segment operating income increased $204 million, driven by growth in OFSE and IET.
Oilfield Services & Equipment
OFSE revenue of $3,951 million increased $548 million, or 16%, in the third quarter of 2023 compared to the third quarter of 2022, primarily as a result of increased international activity as evidenced by an increase in the international rig count. North America revenue was $1,064 million in the third quarter of 2023, an increase of $78 million from the third quarter of 2022. International revenue was $2,887 million in the third quarter of 2023, an increase of $470 million from the third quarter of 2022, driven by volume growth in all regions, primarily Middle East/Asia and Latin America regions, partially offset by lower volume due to the discontinuation of our Russia operations that occurred in 2022.
OFSE segment operating income was $465 million in the third quarter of 2023 compared to $324 million in the third quarter of 2022. The increase in operating income was primarily driven by higher volume, price, increased cost productivity, and cost-out initiatives, partially offset by cost inflation.
Industrial & Energy Technology
IET revenue of $2,691 million increased $724 million, or 37%, in the third quarter of 2023 compared to the third quarter of 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in Industrial Technology and Gas Technology Services.
IET segment operating income was $346 million in the third quarter of 2023 compared to $282 million in the third quarter of 2022. The operating income performance in the third quarter of 2023 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix, decreased cost productivity, inflationary pressure, and higher research and development costs related to new energy investments.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 31

Corporate
In the third quarter of 2023, corporate expenses were $95 million compared to $103 million in the third quarter of 2022. The decrease of $8 million was driven by savings related to our corporate optimization process.
Restructuring, Impairment and Other
In the third quarter of 2023, we recognized $2 million of restructuring, impairment, and other charges, compared to $235 million in the third quarter of 2022. In 2022, we announced a corporate restructuring plan in conjunction with a change in our operating segments (the "2022 Plan"). We continued to incur charges in the third quarter of 2023 related to our 2022 Plan primarily for employee termination expenses. The charges in the third quarter of 2022 primarily related to the 2022 Plan as well as the impairment of certain long-lived assets in the OFSE segment for the SPS business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business.
Other Non-Operating Income (loss), Net
In the third quarter of 2023, we incurred $94 million of other non-operating income. Included in this amount was a net gain of $99 million from the change in fair value for certain equity investments. For the third quarter of 2022, we incurred $60 million of other non-operating losses. Included in this amount was a loss of $52 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the third quarter of 2023, we incurred interest expense, net of interest income, of $49 million, which decreased $16 million compared to the third quarter of 2022, primarily driven by higher interest income.
Income Taxes
In the third quarter of 2023, the provision for income taxes was $235 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
In the third quarter of 2022, the provision for income taxes was $153 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
The First Nine Months of 2023 Compared to the First Nine Months of 2022
Revenue increased $3,420 million, or 22%, driven by increased activity across both segments. OFSE increased $1,755 million and IET increased $1,665 million. Total segment operating income increased $608 million, primarily driven by OFSE.
Oilfield Services & Equipment
OFSE revenue of $11,405 million increased $1,755 million, or 18%, in the first nine months of 2023 compared to the first nine months of 2022, as a result of increased activity as evidenced by an increase in the global rig count. North America revenue was $3,097 million in the first nine months of 2023, an increase of $364 million from the first nine months of 2022. International revenue was $8,308 million in the first nine months of 2023, an increase of $1,392 million from the first nine months of 2022, driven by the Middle East/Asia and Latin America regions, partially offset by lower volume due to the discontinuation of our Russia operations that occurred in 2022.
OFSE segment operating income was $1,253 million in the first nine months of 2023 compared to $785 million in the first nine months of 2022. The increase in operating income was primarily driven by higher volume, price and cost-out initiatives, partially offset by cost inflation.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 32

Industrial & Energy Technology
IET revenue of $7,267 million increased $1,665 million, or 30%, in the first nine months of 2023 compared to the first nine months of 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in Industrial Technology and Gas Technology Services.
IET segment operating income was $898 million in the first nine months of 2023 compared to $758 million in the first nine months of 2022. The operating income performance in the first nine months of 2023 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix and cost productivity, inflationary pressure, higher research and development costs related to new energy investments, and unfavorable foreign currency translation impact.
Corporate
In the first nine months of 2023, corporate expenses were $292 million compared to $316 million in the first nine months of 2022. The decrease of $24 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In the first nine months of 2023, we recorded inventory impairments of $33 million, predominately in the OFSE segment related to exit activities at specific locations. In the first nine months of 2022, we recorded inventory impairments of $31 million, primarily in the IET segment as part of suspending our Russia operations. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the first nine months of 2023, we recognized $161 million of restructuring, impairment, and other charges, compared to $676 million in the first nine months of 2022. We continued to incur charges in the first nine months of 2023 related to our 2022 Plan that consisted primarily of employee termination expenses driven by actions taken to facilitate our reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint. The charges in the first nine months of 2022 primarily related to the suspension of substantially all of our operations in Russia in the second quarter of 2022, and the impairment of certain long-lived assets in the OFSE segment for the SPS business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business in the third quarter of 2022.
Other Non-Operating Income (loss), Net
In the first nine months of 2023, we incurred $638 million of other non-operating income. Included in this amount was a gain of $639 million from the change in fair value for certain equity investments. For the first nine months of 2022, we incurred $657 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFSE Russia business, which was classified as held for sale at the end of the second quarter of 2022, and a loss of $164 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the first nine months of 2023, we incurred interest expense, net of interest income, of $171 million, which decreased $17 million compared to the first nine months of 2022, primarily driven by higher interest income.
Income Taxes
In the first nine months of 2023, the provision for income taxes was $614 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 33

In the first nine months of 2022, the provision for income taxes was $443 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and income in jurisdictions with tax rates higher than in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At September 30, 2023, we had cash and cash equivalents of $3.2 billion compared to $2.5 billion at December 31, 2022.
In the U.S. we held cash and cash equivalents of approximately $0.9 billion and $0.6 billion and outside the U.S. of approximately $2.3 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively. A substantial portion of the cash held outside the U.S. at September 30, 2023 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of September 30, 2023 and December 31, 2022, we had $561 million and $605 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At September 30, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At September 30, 2023, we were in compliance with all debt covenants. Our next debt maturity is in December 2023, and we expect to use available cash on hand to repay this debt upon its maturity.
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
During the nine months ended September 30, 2023, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, business acquisitions, the payment of dividends, and repurchases of our common stock.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 34

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2023	2022
Operating activities	$2,130	$990
Investing activities	(503)	(580)
Financing activities	(861)	(1,297)
Operating Activities
Cash flows from operating activities generated cash of $2,130 million and $990 million for the nine months ended September 30, 2023 and 2022, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
For the nine months ended September 30, 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets). Net working capital cash generation was $19 million for the nine months ended September 30, 2023, mainly due to strong progress collections on equipment contracts, mostly offset by an increase in receivables and inventory as we continue to build for growth.
For the nine months ended September 30, 2022, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, loss on assets held for sale, loss on equity securities, stock-based compensation costs, deferred tax provision, and the impairment of certain assets). Net working capital cash usage was $224 million for the nine months ended September 30, 2022, mainly due to the increase in receivables and inventory as we build for growth, partially offset by strong progress collections on equipment contracts.
Investing Activities
Cash flows from investing activities used cash of $503 million and $580 million for the nine months ended September 30, 2023 and 2022, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $868 million and $720 million for the nine months ended September 30, 2023 and 2022, respectively, partially offset by cash flows from the disposal of PP&E of $150 million and $189 million for the nine months ended September 30, 2023 and 2022, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
We had proceeds from the sale of certain equity securities of $372 million and $26 million during the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, we completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in the second quarter of 2023. We also completed the sale of businesses and received total cash consideration of $293 million, which consisted primarily of the sale of our Nexus Controls business in the IET segment in the second quarter of 2023. During the nine months ended September 30, 2022, we completed several acquisitions for total cash consideration of $86 million, including Qi2 Elements and Mosaic Materials.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 35

Financing Activities
Cash flows from financing activities used cash of $861 million and $1,297 million for the nine months ended September 30, 2023 and 2022, respectively.
We increased our quarterly dividend in the third quarter of 2023 by one cent to $0.20 per share. We paid dividends of $586 million and $536 million to our Class A shareholders during the nine months ended September 30, 2023 and 2022, respectively.
We repurchased and canceled 3.4 million shares of Class A common stock for a total of $219 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we repurchased and canceled 25.5 million shares of Class A common stock for a total of $727 million.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2023 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We currently anticipate making income tax payments in the range of $575 million to $625 million in 2023.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 18% and in Mexico 13% as of September 30, 2023. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 71% of the total cash balance as of September 30, 2023. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 36

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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2023 Third Quarter Form 10-Q | 37

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
July 1-31, 2023	52,267	$34.15	—	$2,656,312,835
August 1-31, 2023	1,133,728	$35.20	1,124,305	$2,616,730,643
September 1-30, 2023	2,930,611	$35.62	2,910,420	$2,513,089,460
Total	4,116,606	$35.48	4,034,725
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
(4)During the three months ended September 30, 2023, we repurchased 4 million shares of Class A common stock at an average price of $35.50 per share for a total of $143 million. This includes 0.7 million of Class A common stock totaling $24 million that were repurchased but settlement and cancellation had not occurred as of September 30, 2023.
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
Baker Hughes Company 2023 Third Quarter Form 10-Q | 38

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.
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

31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
95*	Mine Safety Disclosure
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
Baker Hughes Company 2023 Third Quarter Form 10-Q | 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 26, 2023	By:	/s/ NANCY BUESE
Nancy Buese
Chief Financial Officer

Date:	October 26, 2023	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2023 Third Quarter Form 10-Q | 40