Form 10-K
period 2023-12-31
Baker Hughes Co
filed 2024-02-05
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2023 reported by the Nasdaq Stock Market LLC) was $31,860,362,416.
As of January 26, 2024, the registrant had outstanding 1,000,881,406 shares of Class A Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Company
Baker Hughes Company 2023 Form 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. Built on a century of experience and conducting business in over 120 countries, our innovative technologies and services are taking energy forward.
OUR VISION & STRATEGY
With the breadth of our portfolio, leading technology, and unique partnership models, we are positioned to deliver outcome-based solutions across the energy and industrial markets. By integrating health, safety & environment ("HSE") into everything we do, we protect our people, our customers, and the environment.
The oil and gas macroeconomic environment continues to be complex. While we believe that the world's reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand, we also acknowledge the need to transition to new energy sources. Over the last several years, this transition has been progressing, with governments and society focused on a long-term goal of net-zero emissions while trying to balance the "energy trilemma" - energy security, sustainability, and affordability. There is a growing consensus that the energy transition will likely take longer than many expected due to the energy trilemma.
We believe the industry is going through a transformation that requires a change in how we work with our existing and new customers expecting new partnerships and commercial models and new technology solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning to lead the energy transition and solving the energy trilemma. Our unique portfolio is expected to benefit regardless of how quickly the energy transition develops.
Our strategy is based on three key pillars:
•Transform the core: We are transforming our current business to improve margins and cash flow, which we are achieving through portfolio rationalization, cost improvement, and new business models.
•Invest for growth: We are driving organic and inorganic growth in high potential markets where we have a strong position, including industrial power and processes, industrial asset management, non-metallics, and chemicals.
•Position for new energy frontiers: We are making strategic investments to drive lower carbon emissions in the energy and industrial sectors, including hydrogen; geothermal; carbon capture, utilization and storage ("CCUS"); and clean power solutions.
We expect to benefit from our strategy in the following ways:
•Scope and scale: We have a global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas ("LNG") and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments. We deliver through our two operating segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET") as discussed below under "Products and Services," and each are among the top providers for the majority of the product lines in the markets they serve.
•Technology: Our culture is built on a heritage of innovation and invention through research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers' efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $658 million research and development ("R&D") spend and being granted more than 2,000 patents worldwide in 2023. We have also made strategic acquisitions to strengthen our core technology portfolio, including Altus Intervention which adds significant well intervention capabilities to our OFSE segment.
Baker Hughes Company 2023 Form 10-K | 1

•Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-abatement products and services, which we refer to as "new energy." This includes more efficient power generation and compression technology, as well as sensor technology that reduces flaring and overall carbon emissions, technology for CCUS, hydrogen production, transportation, storage and distribution, and geothermal solutions. Over the past several years, we have made progress in strategic investments and acquisitions in emerging energy technologies to advance CCUS, hydrogen, clean power and e-fuels with companies such as Mosaic, Nemesys, HIF Global, and NET Power, among others. We also continue to expand our low to zero-carbon solutions capabilities, helping customers to detect, quantify, and reduce emissions more efficiently and accurately, and complementing our existing solutions available today.
•Digital capabilities: We expect to benefit from the emerging demand for intelligent operations and artificial intelligence ("AI") based solutions as part of our customers' digital transformation initiatives. In 2023, we launched several key digital solutions across our portfolio for existing customers, including Cordant™ for industrial and energy customers and the Leucipa™ automated field production solution for oilfield customers. We also continued our investments in digital partners, including Corva. In addition to enhancing our technology portfolio with new AI applications, we are embedding digital elements in our core OFSE product lines, helping them to deliver efficiency, predictability, and a better experience for our customers and ourselves.
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
Beyond its traditional oilfield concentration, OFSE is also expanding its capabilities and technology portfolio to meet the challenges of the energy transition, including focusing on new energy areas, such as geothermal and CCUS, strengthening its digital architecture, and addressing key energy market themes.
The OFSE segment is organized into four product lines.
•Well Construction focuses on drilling and includes drilling services (directional drilling, logging-while-drilling, surface logging, and remote operations), drill bits (polycrystalline, roller cone, hybrid, and in-bit sensing), and drilling & completion fluids (emulsion-based, water-based, specialty, drill-in, and completion fluids; and waste management).
•Completions, Intervention, & Measurements encompasses completions (wellbore construction, upper and lower completions, unconventional multistage completions, intelligent production systems, workover systems, and fishing and through-tubing services), pressure pumping (cementing, production enhancement, coiled tubing, and tubular running services), and wireline services (openhole logging services, cased-hole logging services, and perforating and drill stem-testing services).
•Production Solutions spans artificial lift systems (electrical submersible pumping systems, surface pumping systems, rigless deployment systems, and sensors and gauges) and oilfield & industrial chemicals (upstream, downstream, and AquanessTM wholesale chemicals).
•Subsea & Surface Pressure Systems includes subsea projects and services (subsea trees, controls, manifolds, wellheads, premium casing connectors, installation and commissioning, repairs and
Baker Hughes Company 2023 Form 10-K | 2

maintenance, well intervention, life-of-field solutions, and plug and abandonment), flexible pipe systems (subsea risers, subsea flowlines and jumpers, onshore reinforced thermoplastic pipe, and rehabilitation), and surface pressure control systems (surface trees and wellheads).
These product lines are supported by an OFSE digital group, which combines the segment's domain expertise with a deep understanding of digital technology to improve operational safety, performance, and sustainability. Reservoir analysis proficiencies are rooted in evaluation technologies, a team of reservoir experts, and software. Together, these capabilities provide customers with a greater understanding of the subsurface, enabling smoother, faster drilling and precise wellbore placement that can lead to improved recovery and project economics. OFSE also provides integrated well services and solutions to plan and execute projects ranging from well construction and production through well abandonment, in addition to integrated services and solutions for the subsea environment.
OFSE customers include large integrated major and super-major oil and natural gas companies; U.S. and international independent oil and natural gas companies; national or state-owned oil and natural gas companies; engineering, procurement, and construction contractors; geothermal companies; and other oilfield services companies. OFSE believes that its principal competitive differentiators in the industries and markets it serves are the quality, efficiency, reliability, and availability of its products and services. A continued commitment to service delivery, HSE standards, technical proficiency, and competitive pricing is also a key factor in its success.
OFSE products and services are sold in highly competitive markets. While OFSE may have contracts that include multiple well projects and that may extend over a period ranging from two to four years, its services and products are generally provided on a well-by-well basis. Most contracts cover pricing of the products and services, along with various limitations on liability, but do not necessarily establish an obligation to use OFSE products and services. OFSE competitors include SLB and Halliburton (Well Construction; Completions, Intervention, & Measurements; Production Solutions; Subsea & Surface Pressure Systems); ChampionX (Production Solutions); and TechnipFMC, Aker Solutions, and NOV (Subsea & Surface Pressure Systems).
Industrial & Energy Technology
The IET segment combines a broad array of domain expertise, technologies, software, and services for energy customers including on-and offshore, LNG, pipeline and gas storage, refining, petrochemical, distributed gas, nuclear, hydrogen, carbon capture, utilization and storage, clean power and renewables. It also provides cutting edge technology for consumers of energy and/or organizations who are reliant on infrastructure integrity. IET solutions unlock the ability to transform, transfer, and transport energy efficiently, while capturing and cutting emissions, addressing a fundamental challenge behind the energy trilemma: reducing environmental impact, while maximizing efficiency, safety, productivity, reliability and availability.
Effective October 1, 2023, IET re-aligned its product lines and began operating through five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
•    Gas Technology Equipment delivers highly efficient mechanical and electric drive compression and power generation technology for projects across the natural gas value chain. The product line's portfolio includes drivers, driven equipment, flow control, and turnkey solutions:
•Drivers include aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, and hot gas and turboexpanders.
•Driven equipment includes generators and reciprocating, centrifugal, integrated zero emission compressors, and centrifugal pumps.
•Turnkey solutions includes power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, CO2 compression, and storage/use solutions.
•Gas Technology Services provides advanced aftermarket support and uptime availability in critical environments and through every stage of our customers' equipment and plant lifecycle. The product line's portfolio includes:
Baker Hughes Company 2023 Form 10-K | 3

•Designing, manufacturing, maintaining, upgrading rotating equipment combining sophisticated hardware technologies with enterprise-class software products.
•Analytics to connect customers' assets, providing them with the data, safety and security needed to improve operations reliably and efficiently.
•Genuine spare parts, system upgrades, conversion solutions, digital advanced services, and turnkey solutions to refurbish and improve the output from a single machine up to an entire plant.
•Industrial Products includes a broad portfolio of component products and service offerings that enable industrial safety and productivity across diverse industry verticals. The product line's portfolio includes:
•Waygate Technologies, which comprises non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, non-destructive testing film, and remote visual inspection.
•Process & Pipeline Services, which comprises pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines as well as inline inspection solutions to support pipeline integrity.
•Valves and Gears, which comprises flow technology including industrial valves, regulators, control systems, gears and other flow and process control technologies.
•Industrial Solutions offers a unique suite of hardware, software, and edge device solutions that enable asset performance and process optimization. Industrial Solutions combines several product lines to leverage our critical equipment hardware capability to migrate to full plant offerings and through Cordant, a full-stack, edge-to-enterprise solution that encompasses our hardware, software and services offerings. The product line's portfolio includes:
•Precision Sensors & Instrumentation device technology including the Panametrics®, Druck®, and Reuter-Stokes® product brands, provides instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions.
•Condition Monitoring includes the Bently Nevada® and System 1® product brands, providing rack-based vibrating monitoring equipment and sensors for both power generation and oil and gas operations, as well as industrial applications. The product line also provides integrated asset performance management.
•Climate Technology Solutions ("CTS") includes CCUS, hydrogen, clean power, and emissions abatement capabilities to enable energy operators as well as users of energy in the broader industry, in particular the hard-to-abate sectors, to achieve their emission reduction goals. This product line is the primary driver of the Company's new energy orders and is designed to accelerate the decarbonization of both energy and hard-to-abate industries.
IET customers for Gas Technology Equipment and Gas Technology Services product lines are upstream, midstream, and downstream, onshore, and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and engineering, procurement, and construction companies. Products and services for the remaining IET product lines are primarily sold in a diversified arena to a broad range of customers and across multiple verticals including aerospace, automotive, nuclear, oil and gas, mining, cement, metals, refinery and petrochemical, food and beverage, pulp & paper, and textile.
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
IET competes across a wide range of industries, including oil and gas, power generation, aerospace, and light and heavy industrials. IET competitors for Gas Technology Equipment product line includes Siemens Energy, Solar (a Caterpillar company), and MAN Energy Solutions. Our Gas Technology Services product line competes with
Baker Hughes Company 2023 Form 10-K | 4

independent service providers such as Masaood John Brown, EthosEnergy, and Sulzer. IET competitors for the Industrial Products product line include Emerson, Flowserve, and Metso Outotec. Competitors for the Industrial Solutions product line include Emerson, Honeywell Process Solutions, and ABB. CTS competitors are varied across application. For CCUS, competitors include Aker Carbon Capture, Svante, and SLB. For hydrogen, competitors include Siemens Energy, Howden (a Chart Industries company), and Burckhardt.
CONTRACTS
We conduct our business under various types of contracts in the upstream, midstream, and downstream sectors of the oil and gas industry, including fixed-fee or turnkey contracts, transactional agreements for products and services, and long-term aftermarket service agreements. We also conduct business in a number of industrial markets and provide critical equipment hardware capability for full plant offerings, asset performance management and process optimization.
We benefit from stable relationships with many of our customers based on long-term project contracts and master service agreements. Several of those contracts require us to commit to a fixed price based on the customer's technical specifications with little or no relief available due to changes in circumstances. In some cases, failure to deliver products or perform services within contractual commitments may lead to liquidated damages claims. We seek to mitigate these exposures through close collaboration with our customers.
We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. In connection with oil & gas operations, our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their contractors; the loss of or damage to their facility and equipment, and often that of their contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and often that of our subcontractors; the loss of or damage to our equipment; and surface pollution originating from our equipment while under our control. Where the above indemnities do not apply or are not consistent with industry best practices (e.g., in connection with industrial and/or digital sectors), we typically provide a capped indemnity for damages caused to the customer by our negligence and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
Our indemnity structure may not protect us in every case. Certain U.S. states have enacted oil and natural gas specific anti-indemnity statutes that can void the allocation of liability agreed to in a contract. Applicable law or the negotiated terms of a customer contract may also limit indemnity obligations in the event of gross negligence or willful misconduct, or in the event of breaches of applicable laws or breach of confidentiality and/or intellectual property rights. We sometimes contract with customers that are not the end user of our products. It is our practice to seek to obtain an indemnity from our customer for any end-user claims, but this is not always possible. Similarly, government agencies and other third parties may make claims in respect of which we are not indemnified and for which responsibility is assessed proportionate to fault. We have an established process to review any risk deviations from our standard contracting practices.
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
Baker Hughes Company 2023 Form 10-K | 5

ORDERS AND REMAINING PERFORMANCE OBLIGATIONS
Remaining performance obligations, a defined term under U.S. generally accepted accounting principles ("U.S. GAAP"), are unfilled customer orders for products and product services excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. For product services, an amount is included for the expected life of the contract.
We recognized orders of $30.5 billion and $26.8 billion in 2023 and 2022, respectively. We recognized OFSE orders of $16.3 billion and $14.1 billion, and IET orders of $14.2 billion and $12.7 billion in 2023 and 2022, respectively. As of December 31, 2023, the remaining performance obligations totaled $33.5 billion. As of December 31, 2023, OFSE remaining performance obligations totaled $3.5 billion, and IET remaining performance obligations totaled $29.9 billion.
RESEARCH AND DEVELOPMENT
We engage in R&D activities across both operating segments directed toward the development of new products, services, technology, and other solutions, as well as bringing about a significant improvement to existing products and services, and the design of specialized products to meet specific customer needs. We also continue to invest and develop a range of technologies that support our customers' efforts to reduce their carbon footprint. For the year ended December 31, 2023, we incurred $658 million of R&D expense.
In OFSE, we continue to fund a range of formation evaluation, drilling, completions, and production capabilities and products. In parallel, and in strong collaboration with the IET technology organization, we are investing in strategic themes that fuel our future product and service portfolios. These include themes such as digital, automation, electrification, chemistry and materials, electronics, CCUS, and geothermal.
Specifically for OFSE, in our Well Construction product line, we are improving reliability in high-temperature and high shock and vibration environments (harsh-drilling conditions), through a combination of optimized design, automated operations, and integrated solutions that leverage our drilling tools, drill bits, and drilling fluids technologies. In our Completions, Intervention, and Measurements product line, we are investing in intelligent solutions and advanced measurements while creating a leadership position in the well-intervention domain through the integration of our wireline measurement capabilities with the conveyance and intervention capabilities. In our Production Solutions product line, we are leveraging our artificial lift technologies with our chemical solutions to provide an optimized and automated portfolio of production-enhancing solutions. In our Subsea and Surface Pressure Solutions product line, we continue to develop subsea production systems that improve performance and reduce emissions through lighter design, automated operations, and electrification. Our offshore flexible pipe systems optimized for higher pressure temperature and CO2 content continue to deliver greater sustainability and performance.
In IET, we continue to invest in and develop foundational technologies which will enable our journey for the energy transition. Such technologies include advanced materials, advanced manufacturing technologies, novel process technologies, and digital technologies such as advanced sensing & diagnostics, data sciences, and artificial intelligence. Within Gas Technology Equipment and Gas Technology Services product lines, we are focusing on our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products, as well as Allam Cycle turboexpander, CCUS, and hydrogen and geothermal technologies. Within Industrial Technology, we are investing in advanced digital solutions designed to improve the efficiency, reliability, and safety of oil and gas, aerospace, energy, and broader industrial production and operations. This includes our Orbit 60 Bently Nevada product for critical asset monitoring in turbine systems, including wind, hydro, and gas turbines. The IET segment is also enhancing its process and safety valve business bringing new digital applications including analytics to our customers. Investments in Industrial Technology also include technologies to measure, monitor, and minimize carbon emissions, new inspection technologies for nondestructive evaluation of materials and structures as well as solutions for industrial asset management.
INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property ("IP") rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention
Baker Hughes Company 2023 Form 10-K | 6

assignment agreements to protect our IP rights. Many patents and patent applications comprise the Baker Hughes portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by General Electric ("GE") and, in some cases, third parties. In particular, we have an IP cross-license agreement with GE that allows both parties to have continued and permanent rights to commercially utilize certain IP of the other pursuant to the terms of the agreement. The IP cross-licenses remain in place following GE exiting its ownership position in us. We do not consider any individual patent to be material to our business operations.
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
SEASONALITY
Our operations can be affected by seasonal events, which can temporarily affect the delivery and performance of our products and services, and our customers' budgetary cycles. Examples of seasonal events that can impact our business are set forth below:
•In OFSE, adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme heat in the Middle East during the summer months, may impact our operations or our customers' operations, cause supply disruptions and result in a loss of revenue and/or damage to our equipment and facilities, which may or may not be insured. For more information on seasonal and weather conditions, see the "Operational Risks" section of Part 1 of Item 1A herein.
•Severe weather during the winter months normally results in reduced activity levels in the North Sea in OFSE generally in the first quarter and may interrupt or curtail our operations, or our customers' operations, in those areas and result in a loss of revenue.
•Many of our international OFSE customers may increase activity for certain products and services in the fourth quarter as they seek to fully utilize their annual budgets.
•Our broader IET businesses typically experience higher customer activity as a result of spending patterns in the second half of the year.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services. The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks. Raw materials that are essential to our business are normally readily available from multiple sources but may be subject to price volatility. We have also seen prices remain elevated for ferrous and non-ferrous metals and other raw materials. Our procurement teams utilize advanced planning and may enter into strategic agreements with our global suppliers to minimize price impacts and other availability challenges. We anticipate some pricing and fulfillment volatility for certain raw materials, components, and certain logistics lanes to continue through 2024.
In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers. These materials and services are generally available from multiple sources.
Baker Hughes Company 2023 Form 10-K | 7

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")
Environmental
We believe we have an important role to play in society as an industry leader and partner. We view ESG as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. This goal encompasses emissions from our operations ("Scope 1 and 2 carbon emissions") in alignment with the Paris Agreement and the specific recommendations of the United Nations ("UN") Intergovernmental Panel on Climate Change’s Special Report on Global Warming of 1.5oC.
We continue to make progress on emissions reductions. We reported in our 2022 Corporate Sustainability Report a 28% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions compared to our 2019 base year. This reduction was primarily due to implementing energy efficiency initiatives, facility consolidation, increasing electric power consumption from renewable energy sources, and improvements in our vehicle fleet, among other reasons. We plan to continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing, and generation. Our latest Corporate Sustainability report is available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2023 ("Annual Report") and should not be considered part of this Annual Report or any other filing we make with the Securities and Exchange Commission ("SEC").
Our sustainability commitments include our formal participation in the UN Global Compact ("UNGC") and our commitment to the UNGC's Ten Principles including human rights, labor, environment, and anti-corruption, as well as the UNGC's Sustainable Development Goals. We have annually renewed our commitment to the UNGC since joining in 2019.
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
As of December 31, 2023, we had approximately 58,000 employees. More than 45,000 of our employees work outside the U.S. in over 85 different countries with more than 155 nationalities represented. This diversity of global perspectives makes our Company stronger, more resilient, and more responsive to our global customers.
Diversity, Equity, and Inclusion ("DEI")
We believe unique ideas and perspectives fuel innovation and our differences make us stronger. We value difference in gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, thought, and more across the globe. We recognize the importance of diverse teams, an equitable workplace and an inclusive culture in driving innovation and competitiveness as both are critical to our business success and our mission of taking energy forward for our customers and the industry. We believe that our DEI strategic framework and our commitment to DEI will enable us to continue to recruit and retain a diverse workforce, promote an inclusive culture, expand our supplier diversity, and be a stronger partner to our customers and our community.
As we continue to prioritize DEI, we are focused on progressing on diversity, equity and inclusion across our organization, with a particular emphasis on supporting gender representation. In 2023, the percentage of people who identify as women in our workforce, senior leadership positions, and on the Board of Directors ("the Board"), was 19%, 18%, and 33%, respectively. Specific to the U.S., 38% of our employees identify as people of color.
We work to ensure we have access to and support diverse pipelines of talent across the globe while prioritizing development and retention. We hold leadership accountable for integrating DEI principles into their respective parts
Baker Hughes Company 2023 Form 10-K | 8

of the business. Our enterprise-wide strategy allows us to measure the outcomes and progress of our DEI efforts, assign goals, develop accountability, and ensure transparency. And our corporate memberships with respected nonprofits, such as Ally Energy, Catalyst, Disability:IN, and the Women's Energy Network, provide partnership and guidance to support our goals. Our talent acquisition efforts as well as our eight global employee resource groups support the engagement, development and retention of diverse talent.
Talent Acquisition: We have enacted a number of initiatives to support our global goals related to DEI. We have conducted training on unconscious bias and have launched pilot projects on blind resumes and debiasing job descriptions, interview templates, and assessments as well as expanded our talent acquisition focus to include executive search services and initiatives with universities to expand our new talent pipeline.
Employee Resource Groups ("ERGs"): ERGs consist of employees who have joined together based on shared interests, characteristics, or life experiences. These groups can have a powerful influence on driving change by elevating the conversation and awareness around key issues and engaging with the communities where we operate while also providing opportunities for employee development, education, and professional growth. In 2023, we continued our support of the ERGs in several ways, including the opportunity for ERGs to nominate charitable organizations to receive grants from the Baker Hughes Foundation. We also formalized and enhanced support and impact for our five communities of interest groups, which bring together employees based on shared interests and enable employees to share information and ideas, find opportunities to participate in philanthropy and volunteerism, and learn best practices by engaging with colleagues on a specific topic or area of interest. These efforts have helped our DEI focus and have fostered closer connections between employees in communities around the world.
Inclusive Culture: We have several programs and initiatives that cultivate an inclusive culture. The Baker Hughes Culture & Inclusion Council, comprised of executives across the organization, supports the success of our DEI mission and workplace culture ambitions and meets regularly to review progress and discuss ways in which to continue to advance our efforts. The DEI Community of Practice facilitates sharing best practices across the enterprise. Our DEI Knowledge Center, located on the Baker Hughes intranet, enables us to provide our workforce with tools, resources, and learning opportunities that raise awareness, foster inclusive behaviors, and build cross-cultural competences.
Compensation and Benefits
We are committed to paying for performance and supporting our employees' wellbeing, as well as the wellbeing of their families, by offering flexible and competitive benefits tailored by location to meet the specific needs of our employees. We regularly assess our total compensation and benefits programs through benchmarking with industry peers and local markets. We strive to ensure that our compensation programs are fair and equitable for all employees. Healthcare plans and life insurance are a core benefit of the Company and are provided in most locations. Baker Hughes offers various leaves of absence options for certain quality-of-life needs, including family care. We also continue to assess and provide programs that support our employees' work arrangements such as flexible schedules, compressed work weeks, hybrid work, remote work, and other options.
Learning and Development
Learning and Development is a personal journey at Baker Hughes. We empower our employees to follow their passion for personal knowledge, job related skills, development, and the domain expertise needed for professional and personal growth. In alignment with this, in 2023, we built upon the progress in our social learning communities, by transitioning to an improved learning delivery platform. This change in the learning ecosystem simplified the user experience for our learners and enabled rich analytics for the team to continuously make the learning experience more engaging, impactful, and easy.
Our learning communities CORE Values, CORE Strengths and JOURNEY continue to provide opportunities for all employees to learn, share and practice their learning with their peers no matter where they are in their career. CORE Values, is a curated learning space centered around our Baker Hughes Values: Grow, Care, Collaborate, and Lead, and the behaviors associated with each. CORE Strengths adds focus to the critical skills (for example Data Analytics, Project Management, Change Management) that will help transform our organization, and JOURNEY is targeted for people leaders to help them transition into their leadership roles. We continue to offer in-person learning opportunities to complement the robust virtual learning catalog with workshops and team development.
Baker Hughes Company 2023 Form 10-K | 9

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
Health, Safety, Environment, and Wellness
HSE is at the core of our culture as we are committed to doing the right thing to protect our employees, customers, the communities where we live and work, and the environment. We take a risk-based approach with proactive and preventive programs to deliver safe, secure, and sustainable operations. We have established a stringent set of standards which meet or exceed global HSE regulatory requirements.
Our commitment to HSE starts at the highest levels of our Company and is embedded throughout all layers of the organization. We encourage and empower all employees to take an active role in "owning" HSE by stopping work when conditions and/or behaviors are unsafe and reporting observations, near misses, and stop-work events through open reporting channels. Our employees are required to complete recurring HSE training. We offer over 200 unique HSE courses including foundational training required for all employees, workplace and job-specific training, and human-performance leadership training for managers. Our ambition is to make every day a "Perfect HSE Day"—one without serious injuries, accidents, or harm to the environment. In 2023, we achieved 199 Perfect HSE Days, down 8% versus 2022.
Our commitment to HSE goes beyond safety alone. Occupational health and wellness is a key competency jointly managed within our HSE and Human Resources ("HR") teams. The importance of physical health, ergonomics, preventative health care, and mental wellness cannot be overstated in promoting a healthy, engaged, and productive workplace. We work with our health benefit providers and internal teams to offer employees health and wellness programs, telemedicine access, health screenings, immunizations, fitness reimbursements, and virtual wellness tools.
In 2023, the mental health and emotional well-being of our employees continued to be a critical priority. We hosted numerous events with Baker Hughes leaders and external experts, further embedded mental well-being into leadership engagements, and provided resources and tools to employees. Our Employee Assistance Program ("EAP") provides employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers to navigate daily life and cope with major life events.
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
Governance
The Board believes the purpose of corporate governance is to maximize shareholder value in a manner consistent with legal requirements and the highest standards of integrity. The Board has adopted and adheres to corporate governance practices, which the Board and management believe promote this purpose, are sound, and represent best practices. The Board periodically reviews these governance practices, Delaware law (the state in which the Company is incorporated), the rules and listing standards of Nasdaq and the SEC regulations, as well as best practices suggested by recognized governance authorities.
The Board monitors and provides oversight over our ESG policies, programs, and practices regarding corporate responsibility and sustainability and plays an active role in overseeing our human capital management efforts. Our Human Capital and Compensation Committee provides oversight of our social strategy, policies, programs, and initiatives focusing on DEI as well as pay equity, culture, talent development, succession planning, and executive compensation and benefits. Our Governance and Corporate Responsibility Committee provides oversight of the
Baker Hughes Company 2023 Form 10-K | 10

Company's environmental matters, including monitoring its sustainability strategy and initiatives, the management of employee health, safety, and wellness matters, and oversight of our positions on corporate social responsibilities and public issues of significance which affect investors and other key stakeholders. The Audit Committee provides oversight over the Company's risk assessment and risk management policies and processes, including data privacy, and compliance reporting.
GOVERNMENTAL REGULATION
Environmental Matters
We are committed to the health and safety of people, protection of the environment and compliance with environmental laws, regulations and our policies. Our past and present operations include activities that are subject to extensive domestic (including U.S. federal, state and local) and international regulations concerning, among other things, air and water quality, waste management, occupational health and safety, and land protection. Environmental regulations continue to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities, obtain new or updated permits to conduct regulated activities, initiate investigatory and/or remedial measures, apply specific HSE criteria addressing employee protection and/or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.
Ongoing environmental compliance costs, such as obtaining environmental permits, installation and maintenance of pollution control equipment and waste disposal, are expensed as incurred. Based upon current information, we believe that our overall environmental regulatory compliance obligations, including investigatory and/or remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated financial statements.
While we seek to embed and verify sound environmental practices throughout our business, we are, and may in the future be, involved in investigation and/or remediation projects at current and former properties, typically related to historical operations and operations of our predecessor companies. In some cases, our remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs at these properties are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we have primary responsibility for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, investigation and/or remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Our total accrual for environmental remediation was $58 million and $63 million at December 31, 2023 and 2022, respectively.
Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured or sold. Such regulations principally relate to the ingredients, classification, labeling, safety, manufacturing, packaging, transportation, advertising, and marketing of our products. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to be in compliance with transfer pricing, securities laws, and other statutes and regulations, such as the U.S. Foreign Corrupt Practices Act and other countries’ anti-corruption and anti-bribery regimes.
Baker Hughes Company 2023 Form 10-K | 11

As a result of the conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom ("U.K."), European Union ("EU"), and other countries enacted sanctions against Russia and certain Russian interests. As previously announced on March 19, 2022, we suspended any new investments in our Russia operations, but continued to comply with applicable laws and regulations as we fulfilled existing contractual obligations. Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which continued to make ongoing operations increasingly complex and significantly more challenging. As a result, we completed a number of actions during the course of 2022 including the sale of part of our OFSE Russia business and suspended substantially all of our remaining operational activities in Russia. In 2023, our focus in Russia has been to continue to close local entities within the scope of western sanctions and local regulation. For further information see "Note 20. Restructuring, Impairment and Other" and "Note 21. Business Dispositions and Acquisitions" of the Notes to Consolidated Financial Statements in Item 8 herein.
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
While there are no current environmental or regulatory matters that we expect to be material to our results of operations, financial position or cash flows or have a material adverse effect on our capital expenditures, earnings or competitive position, there can be no assurances that existing or future environmental laws and other laws, regulations and standards applicable to our operations or products will not lead to such a material adverse impact.
AVAILABILITY OF INFORMATION FOR STOCKHOLDERS
Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are made available free of charge on our internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC, and can be found at their internet website www.sec.gov. In addition, our Corporate Sustainability reports are available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report or any other filing we make with the SEC.
We have a Code of Conduct to provide guidance to our directors, officers, and employees on matters of business conduct and ethics, including compliance standards and procedures. We also require our principal executive officer, principal financial officer, and principal accounting officer to sign a Code of Ethical Conduct Certification annually.
The Code of Conduct, referred to as Our Way: The Baker Hughes Code of Conduct, and the Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Governance Principles and the charters of our Audit Committee, Finance Committee, Human Capital and Compensation Committee, and Governance and Corporate Responsibility Committee of the Board are also available on the Investor section of our website at www.bakerhughes.com. In addition, a copy of the Code of Conduct, Code of Ethical Conduct Certifications, Governance Principles, and the charters of the committees referenced above are available in print at no cost to any shareholder who requests them.
Baker Hughes Company 2023 Form 10-K | 12

EXECUTIVE OFFICERS OF BAKER HUGHES COMPANY
The following table shows, as of February 5, 2024, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	50
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

Nancy Buese	54
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

James E. Apostolides	46
Senior Vice President, Enterprise Operational Excellence
James E. Apostolides is the Senior Vice President of Enterprise Operational Excellence of the Company. He previously served as Senior Vice President of Enterprise Excellence from February 2020 to September 2022. In July 2017, he was appointed VP of Materials Management, Logistics, and Cash Operations. He began his career in 1999 with GE and held roles of increasing responsibility, including managerial positions in Shop Operations, Materials, Sourcing, and Fulfillment across multiple continents.

Maria Claudia Borras	55
Executive Vice President, Oilfield Services and Equipment
Maria Claudia Borras is the Executive Vice President, Oilfield Services and Equipment of the Company. She previously served as Executive Vice President, of Oilfield Services from July 2017 to September 2022. Prior to joining the Company in July 2017, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011 and other leadership roles at Baker Hughes Incorporated from 1994 to April 2009.

Ganesh Ramaswamy	55
Executive Vice President, Industrial & Energy Technology
Ganesh Ramaswamy is the Executive Vice President, Industrial & Energy Technology. Prior to joining the Company in January 2023, he served as President of Global Services for Johnson Controls from December 2019 to December 2022. Prior to joining Johnson Controls, he served at Danaher Corporation from April 2015 to December 2019 in various executive roles including Group Executive for Marking & Coding; President of Videojet Technologies; and Senior Vice President of High Growth Markets at Beckman Coulter Diagnostics. Prior to his career with Danaher, he held executive roles at Hoya Corporation, including as President of Pentax Medical, from June 2011 to April 2015. He began his career in product development and general management at GE Global Research and GE Healthcare.

Georgia Magno	45
Chief Legal Officer
Georgia Magno is the Chief Legal Officer of the Company. She previously served as Vice President and General Counsel for the IET segment. Georgia joined the Company in 2010, first as General Counsel for the global supply chain and holding subsequent legal roles across commercial, operational, and product line organizations in multiple countries including Italy and the U.S. Prior to joining the Company, she was an international litigator with the law firms of Cleary Gottlieb and Weil, Gotshal & Manges LLP.

Baker Hughes Company 2023 Form 10-K | 13

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
We operate in a highly competitive environment for marketing our products and services and securing equipment across our portfolio. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new and differentiating technologies, reliable products and services that perform as expected and that create value for our customers.
We continue to invest in new technologies, equipment, and facilities and to expand our capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening our digital architecture and addressing key energy market themes. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry's capacity relative to customer demand, on our ability to differentiate the value delivered by our products and services from our competitors' products and services and to provide innovative and competitive products and services to meet our client's evolving needs with respect to new energy areas. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive and innovative technology or deliver it to our clients in a timely and cost-competitive manner in response to changes in the market, customer requirements, competitive pressures, or as a result of the energy transition to lower carbon emitting technology, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We have, and may in the future enter into, agreements with third parties to jointly develop certain technologies which may include financial or other commitments. Under the terms of these agreements, we may agree to share in the associated development and marketing costs for the developed technologies. There can be no assurances that we will be able to successfully develop these technologies in collaboration with these third parties that will adequately meet our customers' needs. Also, there can be no assurances that these joint development agreements will be commercially viable, successful or profitable. As a result, these joint development agreements could have a material adverse effect on our financial condition, results of operations and cash flows.
The potential transition risks posed by moving to a lower carbon economy could have an adverse effect on the demand for our technologies and services.
There is increased focus by governments and our customers, investors and other stakeholders on a climate change, sustainability, and energy transition matters. Transitioning to a low-carbon economy will likely require extensive policy, legal, technology, and market changes.
These changes may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels); technological advances with respect to the generation, transmission, storage and consumption of energy; increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas and development of, and increased demand from consumers and industry for, lower-emission products and services as well as more efficient products and services.
Baker Hughes Company 2023 Form 10-K | 14

Our future success may depend on our ability to effectively execute on our energy transition strategy and the pace at which the energy transition unfolds. Our strategy depends on our ability to develop additional innovative technologies and work with our customers and partners to advance new energy solutions such as geothermal, CCUS, hydrogen energy, and other integrated solutions. If the energy transition occurs faster than anticipated or faster than we can transition, or if we are unable to execute our energy transition strategy as planned, demand for our technologies and services or access to capital could be adversely affected. If the energy transition occurs slower than anticipated, we could be developing technologies and services that are not responsive to the commercial needs of our customers.
In addition, negative attitudes toward or perceptions of our industry or fossil fuel products and their relationship to the environment have led governments, non-governmental organizations, and companies to implement initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital.
Disruptions in our supply chain, the high cost or unavailability of raw materials, equipment, and supplies essential to our business could adversely affect our ability to execute our operations on a timely basis.
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity, including labor, available to meet our manufacturing plans on a timely basis, at a reasonable cost while minimizing inventories. Additional disruptions within our supply chain resulting from factors including, but not limited to, pandemic, inflation, rising interest rates, and shortages in labor supply, have had and may continue to have an impact on our business and reputation. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations. As a result of these or any other factors, our ability to execute our operations on a timely basis, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts, could be adversely affected.
The partial or complete loss of GE as a supplier, as well as contracts with our aeroderivative joint venture (the "Aero JV") with GE may adversely affect our business, financial condition, results of operations and cash flows.
We currently have an extensive commercial relationship with GE. Although we have a long-term contractual framework in place with GE, if GE were to discontinue or reduce its business with the Company, fail to perform its obligations under existing contracts, such as our long-term supply agreement for heavy-duty gas turbines, or experience significant disruptions, including under the intellectual property related agreements with GE, our business, financial condition, results of operations and cash flows may be adversely affected.
In addition to our contracts and arrangements with GE as a direct supplier, we and GE formed the Aero JV in 2019. The Aero JV is jointly controlled by GE and us, and as a result, realizing the benefits of this joint venture depends on the continued cooperation between the parties. In addition, the business and financial performance of the Aero JV may be adversely affected if GE were to fail to perform its obligations under its contracts with the Aero JV. We in turn use certain products purchased through the Aero JV for the manufacture of various end products, and therefore, failure of the Aero JV to perform for any reason could prevent us from fulfilling our contractual obligations, which may adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to attract and retain key personnel, we may not be able to execute our business strategy effectively and our operations could be adversely affected.
Our operations and future success depend on our ability to recruit, train, and retain key personnel. People are a key resource to developing, manufacturing, and delivering our products and providing technical services and
Baker Hughes Company 2023 Form 10-K | 15

solutions to our customers around the world. A competent, well-trained, highly skilled, motivated, and diverse workforce has a positive impact on our ability to attract and retain business. Difficulties in hiring or retaining key employees, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Additionally, successfully executing organizational change as we restructure the Company, management transitions at leadership levels of the Company, and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include: employee morale, our brand reputation as an employer of choice, competition from other employers, our location strategy for key roles, investments in technology and systems, and availability of qualified individuals with the desired skills and experiences needed to grow our business. Other factors that have, and could continue to impact our workforce, are: changes to our office environments and the impact this could have on our Company culture, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely, which may not meet the expectations of our employees.
The implementation of our plan to restructure our corporate organization and operating segments may not achieve the results we anticipate, which could adversely affect our business.
In the second half of 2022, we announced a plan to undertake certain corporate realignments and restructure our four operating segments to focus on two operating segments, OFSE and IET, in order to simplify and streamline our organizational structure, and create better flexibility and economies of scale across the two operating segments. Restructuring activities may be more costly than anticipated, and could lead to the diversion of management's attention from other business priorities. As a result of these or any other factors, we may not realize the anticipated benefits associated with the restructuring plan. There can be no assurance that the restructuring plan will result in cost savings or will materially increase our profitability. Even if the restructuring plan generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the restructuring, which could adversely affect our business.
Our business could be impacted by both geopolitical and terrorism threats, including armed conflict, in countries where we or our customers do business and our business operations may be impacted by civil unrest and/or government expropriations.
Geopolitical and terrorism threats continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism threats, including armed conflict among countries, has had and could in the future lead to, among other things, a loss of our investment in the country, adverse impact to our employees, and impairment of our or our customers' ability to conduct operations.
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
Certain geopolitical conflicts, such as between Russia and Ukraine and between Israel and Hamas, have had and may continue to have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on regional and global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyber attacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation. Any such risks may require us to record asset impairments and experience adverse operating impacts which could have a material adverse effect on our financial condition, results of operations and cash flows.
Baker Hughes Company 2023 Form 10-K | 16

Control of oil and natural gas reserves by national oil companies may impact the demand for our services and products and create additional risks in our operations.
Much of the world's oil and natural gas reserves are controlled by national oil companies. National oil companies may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with national oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.
Our operations involve a variety of operating hazards and risks that could cause losses.
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers' costs. In addition, many of these products are used in inherently hazardous industries, such as the offshore oilfield business. These hazards include blowouts, explosions, unplanned or uncontrolled releases, nuclear-related events, fires, collisions, capsizings, and severe weather conditions. We may incur substantial liabilities or losses as a result of these hazards. Our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we were not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.
The potential physical risks posed by climate change could adversely affect our operations and those of our customers.
The physical risks of climate change can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such effects have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity, and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. While we evaluate and incorporate potential ranges of physical risks, it is difficult to predict with certainty the timing, frequency or severity of such events, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. See also "Seasonal and weather conditions, including severe weather associated with climate change, could adversely affect demand for our services and operations."
Seasonal and weather conditions, including severe weather associated with climate change, could adversely affect demand for our services and operations.
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada or the North Sea, may interrupt or curtail our operations, or our customers' operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Repercussions of severe or unseasonable weather conditions, including as a result of climate change, may include evacuation of personnel and curtailment of services, weather-related damage to offshore drilling rigs resulting in suspension of operations, weather-related damage to our facilities and project work sites, inability to deliver materials to job sites in accordance with contract schedules, decreases in demand for oil and natural gas during unseasonably warm winters, and loss of productivity. As a result of the above repercussions or any others, demand for our services and operations may be adversely affected.
Our business has and may continue to be adversely affected by a public health emergency or outbreak of a contagious disease or virus.
In the past, the markets have experienced volatility in oil demand due to the economic impacts of public health emergencies. If demand for our products and services decline as a result of a public health emergency, the utilization of our assets and the prices we are able to charge our customers for our products and services could
Baker Hughes Company 2023 Form 10-K | 17

decline. The spread of a pandemic could result in instability in the markets and decreases in commodity prices resulting in adverse impacts on our financial condition, results of operations and cash flows.
In addition, the outbreak and spread of contagious diseases and measures to contain the disease may adversely impact our workforce and operations, operations of our customers, and those of our vendors and suppliers. The extent to which these public health emergencies adversely impact our business would depend on future developments, which are highly uncertain and unpredictable, depending on the severity and duration of the emergency and effectiveness of actions taken globally to contain or mitigate its effects. There is considerable uncertainty regarding such containment or mitigation measures and potential future measures which may result in labor disruptions, employee attrition, and could negatively impact our ability to attract and retain qualified employees, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our products are used in deepwater, and other harsh environments, and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. In addition, scrutiny of the offshore drilling industry and LNG industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot provide assurance that our products, including products supplied through joint ventures, will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations.
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
Our contracts with customers generally may be terminated by the customer for convenience, default, or extended force majeure (which could include inability to perform due to a pandemic or as a result of civil unrest or armed conflicts). Termination for convenience may require the payment of an early termination fee by the customer, but the early termination fee may not fully compensate us for the loss of the contract. Termination by the customer for default or extended force majeure due to events outside of our control generally will not require the customer to pay an early termination fee.
Baker Hughes Company 2023 Form 10-K | 18

Our financial condition, results of operations and cash flows could be materially adversely affected if our customers terminate some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our remaining performance obligation ("RPO") is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company's RPO as of December 31, 2023 was $33.5 billion.
The credit risks of having a concentrated customer base in the energy industry could result in losses.
Having a concentration of customers in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers may experience extreme financial distress as a result of falling commodity prices and may be forced to seek protection under applicable bankruptcy laws, which may affect our ability to recover any amounts due from such customers. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been and may in the future be negatively and significantly affected by a drop in oil prices, which could affect our ability to collect, timely or at all, from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we will operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not expect to require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.
Our customers' activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the reduction of their cash flow and the ability of our customers to access equity or credit markets.
Our customers' access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments, and resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for credit losses.
LEGAL AND REGULATORY RISKS
Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.
We conduct business in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. In particular, goods, services, data, finances, and technology that cross international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
Compliance-related issues could limit our ability to do business in certain countries, impact our earnings, bring reputational harm, or result in governmental investigations leading to fines, penalties or other remedial measures. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations, and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate can have a material effect on the laws, rules, and regulations that affect our operations. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued
Baker Hughes Company 2023 Form 10-K | 19

success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks. Given the highly dynamic nature of these restrictions and the unprecedented nature of these changes in the last two years, and the uncertainty in the political landscape and unrest in certain areas of the world, our future success depends on the ability of our organization to react to such changes rapidly and appropriately to assure compliance as we continue to conduct business globally.
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
Non-compliance with anti-money laundering, anti-terrorism financing and various other financial laws may subject us to sanctions, civil and criminal prosecution, fines and penalties, as well as legal expenses and potential reputational harm. While we strive to continuously improve our programs and pursue effective compliance, we cannot be sure our programs and controls are or will remain effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations.
Changes in tax laws, tax rates, tariffs, adverse positions taken by taxing authorities, and tax audits in the countries where we operate could have a material adverse impact on our results of operations.
We are subject to changes in tax laws, rates, treaties, regulations, and tariffs in the various jurisdictions where we operate, any of which, including in the interpretation there of, could have a material adverse impact on our tax expense and results of operations. Further, the examinations and subsequent tax assessments by various tax authorities could increase the Company's tax liabilities. Any changes to tax laws or rates or unfavorable positions taken by tax authorities have and could preclude our ability to fully utilize tax loss carryforwards and tax credits which could increase the amount of valuation allowances required against deferred tax assets and could adversely affect our financial condition, results of operations and cash flows.
We could be subject to litigation and environmental claims arising out of our products and services which could adversely affect our reputation, financial condition, results of operations and cash flows.
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
Baker Hughes Company 2023 Form 10-K | 20

particular service or product, which could adversely affect our financial condition, results of operations and cash flows.
Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our operations may adversely affect our business and operating results.
We and our business are subject to extensive domestic and international environmental, health and safety regulations. In addition to environmental, health and safety regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage, and human health risks due to exposure to hazardous substances or processes at our current or former facilities. Additionally, we may be impacted by material changes in environmental, health and safety regulations or subject to substantial liability for environmental impacts caused by our (or our predecessors') operations. Compliance with environmental laws and regulations and associated expenditures, including but not limited to our capital expenditures for environmental control equipment, are forecasted and may be inconsistent based on multiple variables. Our compliance cost forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose new or increased restrictions on air or other emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; changes in standards of enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible party ("PRP"), (including Superfund sites, the allocation of PRP liability at other sites, or discovery of additional issues at existing sites) where additional expenditures may be required to comply with environmental legal obligations; and the accidental, unauthorized discharge of hazardous materials.
Investor and public perception related to the Company's ESG performance as well as current and future ESG reporting requirements may affect our business and our operating results.
In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet sustainability goals and targets that we have set), as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may face increased litigation risk, reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.
In addition, our continuing efforts to research, establish, accomplish and accurately report on the implementation of our ESG strategy, including our emissions reduction commitments, may also create additional operational risks and expenses and expose us to reputational, legal and other risks. While we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
Our voluntary disclosures of ESG data are evaluated and rated by various organizations that assess corporate ESG performance. These organizations provide information to investors on corporate governance and related matters and have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings, or our inability to meet the ESG standards set by specific investors, may lead to negative investor sentiment and reputational damage, which could have an adverse impact, among other things, on our stock price and cost of capital.
Regulatory requirements related to ESG or sustainability reporting have been adopted and may continue to be introduced in various jurisdictions. For example, the EU Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and certain non-EU entities. In October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require large public and private companies that do business within the state to disclose their Scopes 1, 2 and 3 greenhouse gas ("GHG") emissions, with third party assurance of GHG emissions information for certain entities, and issue public
Baker Hughes Company 2023 Form 10-K | 21

reports on their climate-related financial risk and related mitigation measures. In 2023, California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. We expect regulatory disclosure requirements related to ESG matters to continue to expand globally, which has and may continue to increase our cost and burden of compliance and subject us to increased legal and reputational risk.
To achieve our stated emission reduction goals, we have implemented internal decarbonization projects and may also need to rely on external factors, such as the greater deployment of carbon reduction and removal technologies and adoption of government policies that we expect would accelerate the adoption of energy transition technologies. There have been policy responses to support the energy transition in the U.S. with the passage of the Inflation Reduction Act. In addition, geopolitical instability has increased energy prices compared to the prior year and raised energy security concerns, which may result in many governments reassessing energy transition strategies, extending the timeline to ensure adequate and reasonably priced energy supplies. It is difficult to predict with certainty how these policy, economic, and energy security issues will impact the energy transition. Our failure or perceived failure to pursue or fulfill our reductions and elimination of carbon equivalent emissions commitments within the timelines we announce, or changes to these commitments or related timelines could have a negative impact on investor sentiment, ratings outcomes for evaluating our approach to ESG matters, our stock price and cost of capital and expose us to government enforcement actions and private litigation, among other material adverse impacts.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing GHG emissions. Compliance with GHG emission regulations applicable to our or our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil-fuel sectors.
In the United States, the U.S. Environmental Protection Agency ("EPA") has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA's Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry and the EPA has recently proposed to expand the scope of the rule, which in turn may impact (and include) data from our equipment or operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas and power industries. International developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the Glasgow Climate Pact; the EU Emission Trading System; Article 8 of the EU Energy Efficiency Directive and the United Kingdom's Streamlined Energy and Carbon Reporting framework; and the EU's carbon border adjustment mechanism. Caps or fees on carbon emissions, including in the U.S. (such as proposed methane fees under the Inflation Reduction Act), have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material adverse effect on our results of operations.
Voluntary initiatives to reduce GHG emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.
There are various corporate and non-governmental initiatives that are focused on voluntary reductions of GHG emissions. These developments, and public perception relating to climate change, may shift demand from oil and natural gas towards an investment in relatively lower carbon emitting energy sources and alternative energy solutions, which could have a material adverse effect on our results of operations.
Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws or regulations, or contractual or other obligations relating to data privacy or security, may adversely affect our business and operating results.
We have access to sensitive, confidential, proprietary or personal data or information in certain of our businesses that is or may become subject to various data privacy and security laws, regulations, standards,
Baker Hughes Company 2023 Form 10-K | 22

contractual obligations or customer-imposed controls in the jurisdictions in which we operate. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations are and may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may adversely affect our business and operating results.
In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations and standards concerning personal information, privacy and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other data. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals located in the European Economic Area and the U.K. is subject to strict regulations, and compliance may require adhering to stringent legal and operational obligations and the dedication of substantial time and financial resources.
The various and evolving federal, state and international laws, regulations and standards can differ significantly from one another and, given our global footprint, this may significantly complicate our compliance efforts and impose considerable costs, such as costs related to organizational changes and implementing additional protection technologies, which are likely to increase over time. In addition, compliance with applicable requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with any applicable federal, state or international laws, regulations, standards, or contractual or other obligations, relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies, customers or individuals, which could subject us to significant fines, sanctions, awards, penalties or judgments, all of which could adversely affect our business and operating results.
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
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, partners or
Baker Hughes Company 2023 Form 10-K | 23

suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our and our customers', partners', suppliers' and third-party service providers' systems, data, and business, and the confidentiality, availability and integrity of our and our employees' and customers' data. We utilize various procedures and controls to monitor and mitigate our exposure including maintaining a dedicated Cyber Fusion Center and engaging third party experts. For more information see the "Risk Management & Strategy" section of Part 1 of Item 1C herein. While we attempt to mitigate these risks, we remain vulnerable to cyber attacks and other security incidents, including ransomware incidents. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber attacks, an incident could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of such an incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber attacks and other security incidents. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our financial condition, results of operations and cash flows.
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
Despite our and our service providers' efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, ransomware attacks, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems, defective products, loss of access to our data, production downtimes and operational disruptions. In addition, a cyber attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with customers, partners, suppliers and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties. Given the increased prevalence of customer-imposed cybersecurity controls and other related contractual obligations towards customers or other third parties, a cyber attack or other security incident also could result in breach of contract or indemnity claims against us by customers or other counterparties.
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
Baker Hughes Company 2023 Form 10-K | 24

INDUSTRY AND MARKET RISKS
Volatility of oil and natural gas prices can adversely affect demand for our products and services.
Prices of oil and gas products are set on a commodity basis. As a result, the volatility in oil and natural gas prices can impact our customers' activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Expectations about future prices and price volatility are important for determining future spending levels.
Demand for our products and services is subject to factors beyond our control and depends substantially on expenditures by our customers. Changes in the global economy could impact our customers' spending levels and our financial condition, results of operations and cash flows.
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
Productive capacity for oil and natural gas is dependent on our customers' decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells.
Currency fluctuations or devaluations may impact our operating results.
Fluctuations or devaluations in foreign currencies relative to the U.S. dollar can impact our revenue and our costs of doing business and create volatility, as well as the costs of doing business of our customers.
Changes in economic and/or market conditions may impact our ability to borrow and/or cost of borrowing.
The condition of the capital markets and equity markets in general may affect the price of our common stock and our ability to obtain financing, if necessary. Actions by the Federal Reserve in the last year to increase interest rates, and the potential for further increases or an extended period of elevated interest rates, has resulted, and could continue to result, in increased borrowing costs or make the cost of borrowing funds commercially unattractive. Furthermore, if our credit rating is downgraded, it could increase borrowing costs under credit facilities and issuances of commercial paper, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain, or issue new debt financing.
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
Baker Hughes Company 2023 Form 10-K | 25

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
Our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent a merger or acquisition that a shareholder may consider favorable by permitting the Board to issue one or more series of preferred stock, requiring advance notice for shareholder proposals and nominations, and placing limitations on convening shareholder meetings. These provisions may also discourage acquisition proposals, delay, or prevent a change in control, which could harm our stock price.
Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our second amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (4) any action asserting a claim governed by the internal affairs doctrine. Our second amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our second amended and restated certificate of incorporation may limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.
This exclusive forum provision applies to certain state law claims and will not apply to claims under the Securities Act or the Exchange Act. In addition, our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT & STRATEGY
Overall Process
We protect our digital systems and data through a comprehensive cybersecurity management program, which includes a dedicated cybersecurity function, risk assessments, policies and procedures, and technical measures and related services from third party service providers. We have a dedicated Chief Information Security Officer ("CISO") with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. As part of our cybersecurity management program, we operate a Cyber Fusion Center ("CFC") to monitor both internal and external cybersecurity threats, conduct initial assessment of severity, coordinate incident response resources, reduce incident response time, and
Baker Hughes Company 2023 Form 10-K | 26

shift toward a proactive cyber-defense model, which includes a dedicated threat intelligence program that leverages custom intelligence platforms as well as industry specific professional associations and ongoing threat hunting. Through our cybersecurity risk management program, we monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and countermeasures made to defend against such threats.
We have established policies and procedures, including our Incident Response Plan ("IRP"), for assessing, identifying, managing, and responding to cybersecurity and privacy threats and incidents, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities to triage, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We conduct regular cybersecurity tabletop exercises to test established policies and procedures for responding to cybersecurity threats and incidents. In addition, employees and stakeholders can report cybersecurity threats, cybersecurity and data privacy incidents, or other concerns through external and internal reporting channels.
Enterprise Risk Management Process Integration
Cybersecurity risk management processes are an integral part of our enterprise risk management, which is overseen by the Audit Committee of the Board. Our processes include periodic program maturity assessments, ongoing information technology risk assessments, and third-party security risks assessments.
Our cybersecurity risk management efforts have also been integrated into the overall Enterprise Risk Management ("ERM") process, which includes assessment of cybersecurity risks that could result in significant operational disruption to the Company, such as production disruption, business downtime, loss of containment or other operation interruptions, as well as risks that could have significant reputational and compliance/regulatory impact. Cybersecurity risks identified and tracked through our ERM risk register have assigned risk owners at the executive leadership level and risk delegates who are responsible to identify and manage risk mitigation actions. Key risk indicators are updated quarterly by risk delegates and communicated to our executive leadership and the Audit Committee.
We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, and program enhancements. We also include cybersecurity training as part of our required annual employee training program. In addition, cybersecurity and privacy training and awareness is integrated and continues throughout the year, utilizing various delivery methods such as phishing campaigns, training sessions, and informational articles.
Third Party Security Experts
We engage third party security experts to supplement our internal CFC team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct cybersecurity tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
Identification of Threats Associated with Third Parties
Baker Hughes utilizes a third-party risk management ("TPRM") program to identify, assess, monitor, and mitigate risks associated with third-party relationships, including cybersecurity risks. We conduct initial risk assessments of third-party suppliers and service providers based on various factors to classify each into a risk category. Our TPRM program is designed to apply our most rigorous processes to those suppliers and service providers that are classified into the highest risk category. These processes include due diligence assessments of third-party suppliers and service providers that have access to Baker Hughes networks, confidential information, and information systems in order to assess the risks from cybersecurity threats that could impact our suppliers and third-party service providers. We leverage external partners to assist with the regular assessment of our top priority
Baker Hughes Company 2023 Form 10-K | 27

suppliers and third-party service providers to identify, review and address risks, including deeper reviews of their cybersecurity controls. We track the identified deficiencies and include with other cybersecurity metrics based on their severity. We also require that our suppliers and third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards.
Incidents & Risks
We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For more information on our cybersecurity risks, see "Technology Risks" identified in the "Risk Factors" section of Part 1 of Item 1A herein.
GOVERNANCE
Board of Directors
Oversight responsibilities for our cybersecurity and digital trust compliance programs and risks lie with the Audit Committee of the Board. The Board is actively engaged in the oversight of our cybersecurity program and oversees all operational, financial, strategic, and reputational risks with oversight of specific risks undertaken with the committee structure including risks related to cybersecurity, privacy, and technology.
The Audit Committee receives reports on the Company's cybersecurity program and developments from our Chief Information Officer ("CIO"), who reports to the Chief Executive Officer, and our CISO, who reports to the CIO, at each of our regular meetings, which occur five times a year. These reports typically include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status, as well as a review of our third-party service providers. Our digital technology, legal, and the corporate audit functions also routinely present to the Audit Committee on key cybersecurity topics and, on at least an annual basis, the Board receives reports on the Company's cybersecurity program and developments from the CIO and CISO.
Management
Our programs are focused on building digital trust through sound oversight of cybersecurity and data privacy protections and the responsible use of data and technology. We operate a CFC, and we have a cross-functional approach to addressing cybersecurity-related risks through the functional compliance structures in our digital technology and legal organizations with oversight from the corporate audit and controllership functions. The cybersecurity and legal functions employ full time cybersecurity and privacy roles with expertise in managing cybersecurity and privacy compliance and risks and responding to incidents.
Our senior executive leadership is actively engaged in the oversight and strategic direction of our cybersecurity and digital trust compliance programs. The senior executive leadership-level Cybersecurity Steering Committee ("CSC") is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation action, and assisting the Audit Committee in overseeing the Company’s cybersecurity risks. The CSC also receives monthly reports on the Company's cybersecurity program and developments from our CISO and legal representatives. The CSC is chaired by our CISO. The senior executive leadership members include the CIO, Chief Legal Officer, Chief Financial Officer, Chief Compliance Officer, and Senior Vice President of Operations Excellence.
The CISO has over 25 years of business experience in information technology and cybersecurity and is a long-standing certified information systems security professional ("CISSP") with the International Information System Security Certification Consortium.
We have an Incident Response Team ("IRT") that consists primarily of representatives from the CFC, legal, corporate communications, finance, and other relevant stakeholders. The IRT follows the guidance as outlined in the IRP to respond to cybersecurity incidents and escalate as necessary to the CSC based on a defined severity matrix. Internal legal and finance stakeholders are responsible for assessing materiality of risks in consultation with the IRT, CSC, the CEO, and external advisors.
Baker Hughes Company 2023 Form 10-K | 28

ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2023:

Oilfield Services & Equipment:
Houston, Pasadena, and The Woodlands, Texas; Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen and Montrose, Scotland; Nailsea and Newcastle, England; Macae and Niteroi, Brazil; Singapore, Singapore; Suzhou, China; Kakinada, India; Abu Dhabi and Dubai, United Arab Emirates; Dammam and Dhahran, Saudi Arabia; Luanda, Angola; Port Harcourt, Nigeria

Industrial & Energy Technology:
Deer Park, Texas; Jacksonville, Florida; Billerica, Massachusetts; Minden, Nevada; Twinsburg, Ohio - all located in the United States; Florence, Massa, Avenza, Bari, and Talamona, Italy; Le Creusot, France; Leicester, England; Shannon, Ireland; Hurth and Wunstorf, Germany; Pilsen, Czech Republic; Shanghai, China; Doha, Qatar; Boufarik, Algeria; Coimbatore, India

We lease our corporate headquarters in Houston, Texas. We also own or lease numerous other facilities such as service centers, blend plants, workshops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes and are operating at a level consistent with the requirements of the industry in which we operate.
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
Baker Hughes Company 2023 Form 10-K | 29

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the ticker symbol 'BKR'. As of January 26, 2024, there were approximately 5,663 stockholders of record.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2023.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Programs (3) (4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (3) (4)
October 1-31, 2023	1,504,251	$34.84	1,494,491	$2,461,020,155
November 1-30, 2023	6,396,260	34.39	6,356,047	$2,242,451,793
December 1-31, 2023	790,967	31.77	788,251	$2,217,416,302
Total	8,691,478	$34.23	8,638,789
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
(3)In July 2021, the Board authorized the Company to repurchase up to $2 billion of its Class A common stock. In October 2022, the Board authorized an increase to our repurchase program of $2 billion of additional Class A common stock, increasing its existing repurchase authorization of $2 billion to $4 billion. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2023, our agents repurchased a number of our Class A common stock that complied with Rule 10b-18 of the Exchange Act.
(4)During the three months ended December 31, 2023, we repurchased and subsequently canceled 8.6 million shares of Class A common stock at an average price of $34.23 per share for a total of $296 million.
Baker Hughes Company 2023 Form 10-K | 30

Corporate Performance Graph
The following graph compares the yearly change in our cumulative total shareholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor's ("S&P") 500 Stock Index, the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index, and the Philadelphia Oil Service Index ("OSX") over the preceding five year period. Although the Company is not a component of the OSX, this index represents a large group of companies with similar industry exposure, many of which provide the same or similar equipment and services as the Company.
Comparison of Five-Year Cumulative Total Return
BKR, S&P 500 Stock Index, S&P 500 Oil and Gas Equipment and Services Index, and OSX

	2018	2019	2020	2021	2022	2023
Baker Hughes Company ("BKR")	$100.00	$122.94	$104.35	$124.14	$156.30	$185.32
S&P 500 Stock Index	100.00	131.47	155.65	200.29	163.98	207.04
S&P 500 Oil and Gas Equipment and Services Index	100.00	110.54	70.49	89.93	148.98	152.38
Philadelphia Oil Service Index ("OSX")	100.00	99.45	57.60	69.55	112.31	114.47
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2018 in Baker Hughes common stock, the S&P 500 Index, the S&P 500 Oil and Gas Equipment and Services Index, and the OSX.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.
ITEM 6. [RESERVED]
Baker Hughes Company 2023 Form 10-K | 31

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
For management's discussion and analysis of our financial condition and results of operations for fiscal year 2022 as compared to fiscal year 2021 please refer to Part II, Item 7. "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on February 14, 2023.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our two business segments: OFSE and IET. We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, as well as broader industrial and new energy markets.
During 2023, Baker Hughes built strong momentum across the Company with significant improvement in our financial results over 2022. In OFSE, we saw key commercial successes and solid margin improvements, and in IET, we benefited from robust growth in LNG orders, driving RPO to levels that provides meaningful revenue visibility. Overall, we capitalized on market tailwinds to deliver strong revenue growth across both segments, began realizing the full benefits of our cost-out initiatives, and continued to transform how we operate. We also achieved significant growth in new energy orders compared to 2022 as we continue to experience growing demand for decarbonization solutions across the Company's IET and OFSE portfolios.
As we look to 2024, we remain balanced on the oil and gas outlook but continue to see areas of strength across our portfolio despite persisting economic uncertainty. We continue to believe in a multiyear upstream spending cycle, which, we believe, will be more durable and less sensitive to commodity price swings relative to prior cycles and led by international and offshore markets. Continued discipline from the world's largest producers and the pace of oil demand growth in the face of economic uncertainty, will remain important factors to monitor as we look into 2024. Oil and gas prices have experienced volatility in the fourth quarter of 2023 and beginning of 2024, and this will likely have some influence on upstream development plans, particularly for shorter-cycle spending budgets.
Additionally, the conflict in the Middle East has added another element of uncertainty across the oil and gas markets. While this conflict has not had a material impact on our operations, a further escalation in geopolitical tensions across the region could impact the Company. We will continue to monitor and assess the impact of the conflict in the Middle East on our business. Furthermore, in IET, the aeroderivative supply chain continues to show signs of tightness, which we will continue to manage operationally.
We also remain optimistic on the LNG outlook, seeing a continued shift towards the development of natural gas and LNG. As a result, the LNG project pipeline remains strong, both in the U.S. and internationally. As the world increasingly recognizes the crucial role natural gas is expected to play in the energy transition, serving as both a transition and destination fuel, we believe it will be fundamental in satisfying the world's energy needs for many decades to come.
Financial Results
In 2023, the Company generated revenue of $25.5 billion, compared to $21.2 billion in 2022, increasing $4.4 billion or 21%. The increase in revenue was primarily driven by higher volume in IET on Gas Technology Equipment project backlog execution and stronger activity in OFSE. Income before tax was $2,655 million in 2023 compared to $22 million in 2022, increasing $2,633 million. The increase in income before tax was driven by higher volume and price in both segments and structural cost-out initiatives, positive effect from the change in fair value on certain equity securities, and lower restructuring and impairment charges.
Baker Hughes Company 2023 Form 10-K | 32

Our journey of transformation continues. The business has undertaken significant structural changes, and we see the cost-out performance coming through our operating results. We have made significant progress; however, there is still more work to do to further identify areas to simplify and create efficiencies and modernize how the business operates, including actions launched in OFSE to remove duplication and further streamline the business.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the third quarter of 2023 by one cent to $0.20 per share. For the full year of 2023, we returned a total of $1.3 billion to shareholders in the form of dividends and share repurchases. We continue to invest in the Baker Hughes portfolio through strategic acquisitions. In 2023, we completed the acquisition of Altus Intervention, a leading international provider of well intervention services and downhole technology, which significantly enhances OFSE's existing portfolio. We also completed the sale of the Nexus Controls business in April 2023.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: After trending lower most of 2023 due to lower activity from private exploration & production operators and in gas basins, North American activity has recently stabilized. However, we see a slow start to 2024 and anticipate only a modest recovery in activity during the second half of 2024.
•OFSE International activity: We expect spending outside of North America to experience moderate growth in 2024, as compared to 2023.
•IET LNG projects: We remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including hydrogen, geothermal, CCUS, energy storage, clean power and emissions abatement solutions. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
Overall, we believe our portfolio is well positioned to compete across the energy value chain and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the oil and gas industry, but we are continuing to operate with flexibility. Over time, we believe the world's demand for energy will continue to rise, and that hydrocarbons will play a major role in meeting the world's energy needs for the foreseeable future. As such, we remain focused on delivering innovative, low-emission, and cost-effective solutions that deliver step changes in operating and economic performance for our customers.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the years ended December 31, 2023 and 2022, and should be read in conjunction with the consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2023 Form 10-K | 33

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2023	2022
Brent oil prices ($/Bbl) (1)	$82.49	$100.93
WTI oil prices ($/Bbl) (2)	77.58	94.90
Natural gas prices ($/mmBtu) (3)	2.53	6.45
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices. The average Brent oil prices decreased to $82.49/Bbl in 2023 from $100.93/Bbl in 2022 and ranged from a low of $71.03/Bbl in March 2023, to a high of $97.10/Bbl in September 2023.
In North America, customer spending is influenced by WTI oil prices, which similarly to Brent oil prices, on average decreased to $77.58/Bbl in 2023 from $94.90/Bbl in 2022, and ranged from a low of $66.61/Bbl in March 2023, to a high of $93.67/Bbl in September 2023.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.53/mmBtu in 2023, representing a 61% decrease over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $3.78/mmBtu in January 2023, to a low of $1.74/mmBtu in June 2023. According to the U.S. Department of Energy, working natural gas in storage at the end of 2023 was 3,476 billion cubic feet ("Bcf"), which was 20%, or 585 Bcf, below the corresponding week in 2022.
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
Baker Hughes Company 2023 Form 10-K | 34

The rig counts are summarized in the table below as averages for each of the periods indicated.

	2023	2022
North America	864	898
International	948	851
Worldwide	1,812	1,749
2023 Compared to 2022
The worldwide rig count was 1,812 in 2023, an increase of 4% as compared to 2022 primarily due to an increase in activity internationally partially offset by a decline in North America. The rig count in North America decreased 4% and the international rig count increased 11% in 2023 compared to 2022.
Within North America, the decrease was primarily driven by the U.S. rig count, which was down 5% on average when compared to the same period last year, partially offset by an increase in the Canada rig count, which was up 1% on average. Internationally, the increase in the rig count was driven by increases in the Africa, Europe, Asia-Pacific, Middle East, and Latin America regions of 24%, 22%, 11%, 8%, and 6%, respectively.
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
In evaluating the segment performance, the Company primarily uses the following:
Volume: Volume is defined as the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange and price. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period. Volume also includes price, which is defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
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
Baker Hughes Company 2023 Form 10-K | 35

Orders and Remaining Performance Obligations
Our consolidated statements of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other services activities. For the amounts shown below, we distinguish between "equipment" and "product services," where product services refers to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within Management's Discussion and Analysis of Financial Condition and Results of Operations.
Orders: We recognized orders of $30.5 billion and $26.8 billion in 2023 and 2022, respectively. We recognized OFSE orders of $16.3 billion and $14.1 billion, and IET orders of $14.2 billion and $12.7 billion in 2023 and 2022, respectively. Within IET, Gas Technology orders were $10.4 billion and $9.2 billion, Industrial Technology orders were $3.2 billion and $3.1 billion, and CTS orders were $0.6 billion and $0.4 billion in 2023 and 2022, respectively. References to total new energy orders incorporates CTS in IET of $0.6 billion and OFSE of $0.2 billion.
Remaining Performance Obligations ("RPO"): As of December 31, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.5 billion. As of December 31, 2023, OFSE remaining performance obligations totaled $3.5 billion, and IET remaining performance obligations totaled $29.9 billion.
Revenue and Operating Income
Summarized financial information for the Company's segments is shown in the following tables.

	Year Ended December 31,		$ Change
	2023	2022	From 2022 to 2023
Revenue:
Well Construction	$4,387	$3,854	$533
Completions, Intervention & Measurements	4,170	3,559	611
Production Solutions	3,854	3,587	267
Subsea & Surface Pressure Systems	2,950	2,230	720
Oilfield Services & Equipment	15,361	13,229	2,131
Gas Technology Equipment	4,232	2,599	1,633
Gas Technology Services	2,600	2,440	160
Total Gas Technology	6,832	5,039	1,793
Industrial Products	1,962	1,697	265
Industrial Solutions	983	884	99
Controls (1)	41	208	(167)
Total Industrial Technology	2,987	2,789	198
Climate Technology Solutions	326	98	228
Industrial & Energy Technology	10,145	7,926	2,219
Total	$25,506	$21,156	$4,350
(1)The sale of our controls business was completed in April 2023.
Baker Hughes Company 2023 Form 10-K | 36

The following table presents Oilfield Services & Equipment revenue by geographic region:

	Year Ended December 31,		$ Change
	2023	2022	From 2022 to 2023
North America	$4,116	$3,764	$352
Latin America	2,761	2,099	662
Europe/CIS/Sub-Saharan Africa (1)	2,655	2,483	172
Middle East/Asia	5,829	4,883	946
Oilfield Services & Equipment	$15,361	$13,229	$2,131

North America	$4,116	$3,764	$352
International	11,245	9,465	1,779
(1)Impacted by the discontinuation of our Russia operations that occurred in 2022.
The following table presents segment operating income through to net income (loss) for the Company.

	Year Ended December 31,		$ Change
	2023	2022	From 2022 to 2023
Segment operating income:
Oilfield Services & Equipment	$1,746	$1,201	$546
Industrial & Energy Technology	1,310	1,135	175
Total segment operating income	3,055	2,336	719
Corporate	(380)	(416)	36
Inventory impairment (1)	(35)	(31)	(4)
Restructuring, impairment and other	(323)	(705)	382
Operating income	2,317	1,185	1,133
Other non-operating income (loss), net	554	(911)	1,464
Interest expense, net	(216)	(252)	36
Income before income taxes	2,655	22	2,633
Provision for income taxes	(685)	(600)	(85)
Net income (loss)	$1,970	$(578)	$2,547
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the consolidated statements of income (loss).
Fiscal Year 2023 to Fiscal Year 2022
Revenue increased $4,350 million, or 21%, driven by increased activity across both segments. OFSE increased $2,131 million and IET increased $2,219 million. Total segment operating income increased $719 million, primarily driven by OFSE and to a lesser extent IET.
Oilfield Services & Equipment
OFSE revenue of $15,361 million increased $2,131 million, or 16%, in 2023 compared to 2022, as a result of increased activity as evidenced by an increase in the global rig count. International revenue was $11,245 million in 2023, an increase of $1,779 million from 2022, primarily driven by the Middle East/Asia and Latin America regions, partially offset by lower volume due to the discontinuation of our Russia operations that occurred in 2022. North America revenue was $4,116 million in 2023, an increase of $352 million from 2022.
OFSE segment operating income was $1,746 million in 2023 compared to $1,201 million in 2022. The increase in operating income was primarily driven by higher volume, price and cost-out initiatives, partially offset by inflationary pressure and lower cost productivity.
Baker Hughes Company 2023 Form 10-K | 37

Industrial & Energy Technology
IET revenue of $10,145 million increased $2,219 million, or 28%, in 2023 compared to 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in CTS, Industrial Technology and Gas Technology Services.
IET segment operating income was $1,310 million in 2023 compared to $1,135 million in 2022. The operating income performance in 2023 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix and cost productivity, inflationary pressure, and higher research and development costs related to new energy investments.
Corporate
In 2023, corporate expenses were $380 million compared to $416 million in 2022. The decrease of $36 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In 2023, we recorded inventory impairments of $35 million, predominately in the OFSE segment related to exit activities at specific locations. In 2022, we recorded inventory impairments of $31 million, primarily in the IET segment as part of suspending our Russia operations. Charges for inventory impairments are reported in "Cost of goods sold" in the consolidated statements of income (loss).
Restructuring, Impairment and Other
In 2023, we recognized $323 million of restructuring, impairment, and other charges. We continued to incur charges in 2023 related to our plan initiated in 2022 that consisted primarily of employee termination expenses driven by actions taken to facilitate our reorganization into two segments and to optimize our corporate structure. Restructuring charges for 2023 also include costs related to exit activities at specific locations in our segments to align with the current market outlook and to rationalize our manufacturing supply chain footprint. In the fourth quarter of 2023, we incurred additional costs related to a planned workforce reduction, primarily in OFSE.
In 2022, we recognized $705 million of restructuring, impairment, and other charges primarily related to the suspension of substantially all of our operations in Russia, and the impairment of certain long-lived assets in the OFSE segment for the subsea production systems business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business.
Other Non-Operating Income (Loss), Net
In 2023, we incurred $554 million of other non-operating income. Included in this amount was a gain of $555 million from the change in fair value for certain equity investments.
In 2022, we incurred $911 million of other non-operating losses primarily due to the loss of $451 million from the sale of part of the OFSE business in Russia and a loss of $265 million from the change in fair value for certain equity investments. Additionally, in December 2022, the Company, Baker Hughes Holdings, LLC ("BHH LLC") and GE entered into an agreement which resulted in the termination of the Tax Matters Agreement ("TMA"), and as a result, we incurred a charge of $81 million, of which $21 million was a cash payment to GE as a net settlement of claims asserted under the TMA. The TMA governed the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the merger in 2017, including the respective rights, responsibilities, and obligations of the parties with respect to various other tax matters.
Interest Expense, Net
In 2023, we incurred net interest expense of $216 million, which includes interest income of $84 million. Net interest expense decreased $36 million compared to 2022, primarily driven by higher interest income.
Baker Hughes Company 2023 Form 10-K | 38

Income Taxes
In 2023, the provision for income taxes was $685 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
In 2022, the provision for income taxes was $600 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than in the U.S.
In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024. Baker Hughes is continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.
COMPLIANCE
In the conduct of all of our activities, we are committed to maintaining the core values of our Company, as well as high safety, ethical, and quality standards as also reported in our Quality Management System. We believe such a commitment is integral to running a sound, successful, and sustainable business. We devote significant resources to maintain a comprehensive global ethics and compliance program ("Compliance Program") which is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code of Conduct, and other Company policies and procedures.
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
Baker Hughes Company 2023 Form 10-K | 39

•Data privacy compliance policies and procedures to ensure compliance with applicable data privacy requirements.
•A compliance program designed to create an "Open Reporting Environment" where employees are encouraged to report any ethics or compliance matter without fear of retaliation, including a global network of trained employee ombudspersons, and a worldwide, 24-hour business helpline operated by a third party and available in approximately 200 languages.
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
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At December 31, 2023, we had cash and cash equivalents of $2.6 billion compared to $2.5 billion at December 31, 2022.
In the U.S. we held cash and cash equivalents of approximately $0.6 billion as of December 31, 2023 and 2022, and outside the U.S. of approximately $2.0 billion and $1.9 billion as of December 31, 2023 and 2022, respectively. A substantial portion of the cash held outside the U.S. at December 31, 2023 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of December 31, 2023 and 2022, we had $637 million and $605 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
In November 2023, BHH LLC entered into a $3 billion committed unsecured revolving credit facility ("the New Credit Agreement") with commercial banks maturing in November 2028. The New Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. Upon the occurrence of certain events of default, our obligations under the New Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the New Credit Agreement and other customary defaults. No such events of default have occurred. The New Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. In addition, we have authorization to issue up to $3 billion of commercial paper. At December 31, 2023 and 2022, there were no borrowings under the New Credit Agreement and no outstanding commercial paper.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Debt" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2023, we were in compliance with all debt covenants. Our next debt maturity is June 2024.
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
Baker Hughes Company 2023 Form 10-K | 40

During the year ended December 31, 2023, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, business acquisitions, the payment of dividends, repayment of long-term debt, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2023	2022
Operating activities	$3,062	$1,888
Investing activities	(817)	(1,564)
Financing activities	(2,028)	(1,592)
Operating Activities
Cash flows from operating activities generated cash of $3,062 million and $1,888 million for the years ended December 31, 2023 and 2022, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
In 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax benefit, and the impairment of certain assets). Net working capital cash generation was $42 million mainly due to strong progress collections on equipment contracts, mostly offset by an increase in receivables and inventory as we continue to build for growth. Included in our 2023 cash flows from operating activities are payments of $142 million made primarily for employee severance as a result of our restructuring activities.
In 2022, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, loss on business dispositions, stock-based compensation cost, deferred tax provision, loss on equity securities, and the impairment of certain assets). Working capital, which includes contract and other deferred assets, generated cash of $122 million in 2022 mainly due to strong progress collections on equipment contracts and an increase in accounts payable, partially offset by the increase in receivables and inventory as we build for revenue growth.
Investing Activities
Cash flows from investing activities used cash of $817 million and $1,564 million for the years ended December 31, 2023 and 2022, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $1,224 million and $989 million for 2023 and 2022, respectively, partially offset by cash flows from the disposal of PP&E of $208 million and $217 million in 2023 and 2022, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
We had proceeds from the sale of certain equity securities of $372 million and $26 million in 2023 and 2022, respectively. In addition, in 2023, we completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment. We also completed the sale of businesses and received total cash consideration of $293 million, which consisted primarily of the sale of our Nexus Controls business in the IET segment.
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars and remit cash from our Argentine operations. There is an indirect foreign exchange mechanism known as a Blue Chip Swap
Baker Hughes Company 2023 Form 10-K | 41

that enables companies to transfer U.S. dollars out of and into Argentina, effectively at a parallel U.S. dollar exchange rate. In 2023, we entered into transactions in order to remit cash from our Argentine operations resulting in a net loss and a net cash outflow of $66 million, which is included in other investing activities.
In 2022, we completed the acquisition of businesses for total cash consideration of $767 million, net of cash acquired, including BRUSH Power Generation, Quest Integrity, AccessESP, and Mosaic Materials.
Financing Activities
Cash flows from financing activities used cash of $2,028 million and $1,592 million for the years ended December 31, 2023 and 2022, respectively.
In 2023, we repaid long-term debt of $651 million primarily related to certain senior notes that matured in December. Additionally, we increased our quarterly dividend by one cent to $0.20 per share during the third quarter of 2023. We paid dividends of $786 million and $726 million to our Class A stockholders, and we made distributions of nil and $17 million to GE in 2023 and 2022, respectively.
In 2023, we repurchased and canceled 16.3 million shares of Class A common stock for a total of $538 million. In 2022, we repurchased and canceled 29.7 million shares of Class A common stock for a total of $828 million.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to both commercial paper and our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, repay debt, repurchase our common stock, and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2024 will be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $800 million to $850 million in 2024.
Contractual Obligations and Commitments
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2023 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
See "Note 9. Debt" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our long-term debt. See "Note 8. Leases" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our operating leases.
As of December 31, 2023, we had expected cash payments for estimated interest on our long-term debt and finance lease obligations of $253 million payable within the next twelve months and $2,687 million payable thereafter.
As of December 31, 2023, we had purchase obligations of $1,871 million payable within the next twelve months and $875 million payable thereafter. Our purchase obligations include expenditures for capital assets for 2024 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Baker Hughes Company 2023 Form 10-K | 42

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $629 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations discussed above. See "Note 11. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Other Factors Affecting Liquidity
Registration Statement: In December 2023, Baker Hughes, together with BHH LLC and Baker Hughes Co-Obligor, Inc. filed a universal automatic shelf registration statement on Form S-3ASR with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. The registration statement will expire in December 2026.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. As of December 31, 2023, 19% of our gross customer receivables were from customers in the U.S. and 11% were from customers in Mexico. As of December 31, 2022, 15% of our gross customer receivables were from customers in the U.S. and 11% were from customers in Mexico. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 75% of the total cash balance as of December 31, 2023. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Information
Baker Hughes has senior unsecured notes and senior unsecured debentures (collectively the "Debt Securities") outstanding with an aggregate principal amount of $5,908 million as of December 31, 2023, with maturities ranging from 2024 to 2047. The Debt Securities constitute debt obligations of BHH LLC, an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100%-owned finance subsidiary of BHH LLC (the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations.
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for the Issuers because the combined assets, liabilities, and results of operations of the Issuers are not materially different than the corresponding amounts in Baker Hughes Company's consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Baker Hughes Company 2023 Form 10-K | 43

Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein, which discusses our most significant accounting policies.
The Audit Committee of the Board has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2023. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.
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
Revisions to cost or billing estimates may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $15 million, $20 million and $14 million for the three years ended December 31, 2023, 2022 and 2021, respectively. We provide for probable losses when they become evident. Cash billings collected on these contracts were approximately $0.6 billion and $0.7 billion during the years ended December 31, 2023 and 2022, respectively. Our contracts (on average) are approximately 11% complete based on costs incurred to date and our estimate of future costs.
Revenue Recognition on Sale of Customized Equipment
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimation of the total costs required to fulfill our promise to a customer is generally based on our history of manufacturing similar assets for customers. This estimation of cost is critical to our revenue recognition process and is updated routinely to reflect changes in quantity or cost of the inputs. In certain projects, the underlying technology or promise to the customer is unique to what we have historically promised and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. The total revenue recognized for the sale of equipment on an over time basis during the twelve months ended December 31, 2023, 2022 and 2021 was $6.1 billion, $4.2 billion, and $4.8 billion, respectively.
Baker Hughes Company 2023 Form 10-K | 44

Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test, we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If, after assessing the existence of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, we would be required to perform a quantitative impairment assessment of goodwill, which involves the use of significant estimates and assumptions and typically requires analysis of discounted cash flows and other market information, such as trading multiples, and comparable transactions.
Other long-lived assets, including property, plant and equipment and identifiable finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually for indefinite-lived intangible assets. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, which involves significant estimates and judgments on the part of management.
The determination of whether goodwill and other long-lived assets are impaired involves a significant level of judgment and estimation, and changes in our forecasts, business strategy, government regulations, or economic or market conditions, among other things, could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units or long-lived assets. Any resulting impairment charges could have a material impact on our results of operations.
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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. When evaluating the recoverability of these deferred tax assets, all positive and negative evidence is analyzed including existing cumulative earnings or loss, forecasted taxable income from the reversal of taxable temporary differences, future forecasted operating earnings, and available tax planning strategies. The sources of this evidence rely heavily on estimates. Hence, we use our historical experience and short and long range business forecasts to provide additional insight. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Further, a change to realizability of our deferred tax assets is recognized in the Company's tax provision in the period in which the change occurs.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $467 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2023. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
Baker Hughes Company 2023 Form 10-K | 45

Allowance for Credit Losses
The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due to us. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations. At December 31, 2023 and 2022, the allowance for credit losses totaled $350 million and $341 million of total gross accounts receivable, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K, including MD&A and certain statements in the Notes to Consolidated Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part 1 of Item 1A of this Form 10-K and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
Baker Hughes Company 2023 Form 10-K | 46

INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. As of December 31, 2023, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. As of July 1, 2023, the interest rate changed to be based on a Secured Overnight Financing Rate index. The interest rate swaps are designated and each qualify as a fair value hedging instrument. The interest rate swaps are considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge was recorded as a gain or loss in interest expense and was equally offset by the gain or loss of the underlying debt instrument, which also was recorded in interest expense.
The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2024	2025	2026	2027	2028	Thereafter	Total (2)
As of December 31, 2023
Long-term debt (1)	$107	$—	$600	$1,350	$—	$3,756	$5,813
Weighted average interest rates	4.08%	—%	2.35%	5.29%	—%	4.06%	4.16%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $5.5 billion at December 31, 2023.
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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $3.6 billion and $3 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2023 and 2022, respectively. The notional amounts of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2023, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $10 million to our pre-tax earnings; however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 15. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.
Baker Hughes Company 2023 Form 10-K | 47

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ NANCY BUESE Nancy Buese Chief Financial Officer	/s/ REBECCA CHARLTON Rebecca Charlton Senior Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 5, 2024
Baker Hughes Company 2023 Form 10-K | 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Baker Hughes Company 2023 Form 10-K | 49

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's revenue recognition process for sales of equipment manufactured to unique customer specifications. This included controls pertaining to the Company's estimation of costs expected to be incurred to complete contracts for sales of equipment manufactured to unique customer specifications. We evaluated the Company's ability to accurately estimate costs expected to be incurred to complete the contracts for sales of equipment manufactured to unique customer specifications. We evaluated the estimated costs expected to be incurred to complete the equipment manufactured to unique customer specifications for the contracts by:
–questioning the Company's finance and project managers regarding progress to date based on the latest project reports and the costs expected to be incurred until completion;
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
We have served as the Company's auditor since 2017.
/s/ KPMG LLP
Houston, Texas
February 5, 2024
Baker Hughes Company 2023 Form 10-K | 50

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 5, 2024
Baker Hughes Company 2023 Form 10-K | 51

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Revenue:
Sales of goods	$15,617	$12,236	$12,248
Sales of services	9,889	8,920	8,254
Total revenue	25,506	21,156	20,502
Costs and expenses:
Cost of goods sold	13,309	10,445	10,458
Cost of services sold	6,946	6,311	5,995
Selling, general and administrative	2,611	2,510	2,470
Restructuring, impairment and other	323	705	269
Total costs and expenses	23,189	19,971	19,192
Operating income	2,317	1,185	1,310
Other non-operating income (loss), net	554	(911)	(583)
Interest expense, net	(216)	(252)	(299)
Income before income taxes	2,655	22	428
Provision for income taxes	(685)	(600)	(758)
Net income (loss)	1,970	(578)	(330)
Less: Net income (loss) attributable to noncontrolling interests	27	23	(111)
Net income (loss) attributable to Baker Hughes Company	$1,943	$(601)	$(219)

Per share amounts:
Basic income (loss) per Class A common share	$1.93	$(0.61)	$(0.27)
Diluted income (loss) per Class A common share	$1.91	$(0.61)	$(0.27)

Cash dividend per Class A common share	$0.78	$0.73	$0.72
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2023 Form 10-K | 52

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income (loss)	$1,970	$(578)	$(330)
Less: Net income (loss) attributable to noncontrolling interests	27	23	(111)
Net income (loss) attributable to Baker Hughes Company	1,943	(601)	(219)
Other comprehensive income (loss):
Foreign currency translation adjustments	153	(269)	(305)
Cash flow hedges	3	2	(16)
Benefit plans	19	(14)	170
Other comprehensive income (loss)	175	(281)	(151)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(3)	(16)
Other comprehensive income (loss) attributable to Baker Hughes Company	175	(278)	(135)
Comprehensive income (loss)	2,145	(859)	(481)
Less: Comprehensive income (loss) attributable to noncontrolling interests	27	20	(127)
Comprehensive income (loss) attributable to Baker Hughes Company	$2,118	$(879)	$(354)
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2023 Form 10-K | 53

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,646	$2,488
Current receivables, net	7,075	5,958
Inventories, net	5,094	4,587
All other current assets	1,486	1,559
Total current assets	16,301	14,592
Property, plant and equipment, less accumulated depreciation	4,893	4,538
Goodwill	6,137	5,930
Other intangible assets, net	4,093	4,180
Contract and other deferred assets	1,756	1,503
All other assets	3,043	2,781
Deferred income taxes	722	657
Total assets	$36,945	$34,181
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,471	$4,298
Short-term and current portion of long-term debt	148	677
Progress collections and deferred income	5,542	3,822
All other current liabilities	2,830	2,278
Total current liabilities	12,991	11,075
Long-term debt	5,872	5,980
Deferred income taxes	176	229
Liabilities for pensions and other postretirement benefits	978	960
All other liabilities	1,409	1,412
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 998 and 1,006 issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of December 31, 2023 and 2022	—	—
Capital in excess of par value	26,983	28,126
Retained loss	(8,819)	(10,761)
Accumulated other comprehensive loss	(2,796)	(2,971)
Baker Hughes Company equity	15,368	14,394
Noncontrolling interests	151	131
Total equity	15,519	14,525
Total liabilities and equity	$36,945	$34,181
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2023 Form 10-K | 54

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2020	—	$24,613	$(9,942)	$(1,778)	$5,349	$18,242
Comprehensive loss:
Net loss			(219)		(111)	(330)
Other comprehensive loss				(135)	(16)	(151)
Dividends on Class A Common Stock ($0.72 per share)		(592)				(592)
Distributions to GE					(157)	(157)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		3,584		(477)	(3,107)	—
Repurchase and cancellation of Class A common stock		(418)		5	(21)	(434)
Stock-based compensation cost		205				205
Other		(17)	1		(21)	(37)
Balance at December 31, 2021	—	27,375	(10,160)	(2,385)	1,916	16,746
Comprehensive income (loss):
Net income (loss)			(601)		23	(578)
Other comprehensive loss				(278)	(3)	(281)
Dividends on Class A Common Stock ($0.73 per share)		(726)				(726)
Distributions to GE					(17)	(17)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		2,060		(309)	(1,751)	—
Repurchase and cancellation of Class A common stock		(823)		1	(6)	(828)
Stock-based compensation cost		207				207
Other		33			(31)	2
Balance at December 31, 2022	—	28,126	(10,761)	(2,971)	131	14,525
Comprehensive income (loss):
Net income			1,943		27	1,970
Other comprehensive income				175		175
Dividends on Class A Common Stock ($0.78 per share)		(786)				(786)
Repurchase and cancellation of Class A common stock		(538)				(538)
Stock-based compensation cost		197				197
Other		(16)	(1)		(7)	(24)
Balance at December 31, 2023	—	$26,983	$(8,819)	$(2,796)	$151	$15,519
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2023 Form 10-K | 55

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,970	$(578)	$(330)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,087	1,061	1,105
(Gain) loss on business dispositions	(40)	451	—
(Gain) loss on equity securities	(555)	265	845
Stock-based compensation cost	197	207	205
Property, plant and equipment impairment, net	(1)	166	7
(Benefit) provision for deferred income taxes	(59)	105	133
Inventory impairment	35	31	—
Changes in operating assets and liabilities:
Current receivables	(986)	(625)	(126)
Inventories	(461)	(885)	170
Accounts payable	61	605	246
Progress collections and deferred income	1,639	1,103	(72)
Contract and other deferred assets	(211)	(76)	262
Other operating items, net	386	58	(71)
Net cash flows from operating activities	3,062	1,888	2,374

Cash flows from investing activities:
Expenditures for capital assets	(1,224)	(989)	(856)
Proceeds from disposal of assets	208	217	315
Proceeds from sale of equity securities	372	26	147
Proceeds from business dispositions	293	—	70
Net cash paid for acquisitions	(301)	(767)	(87)
Other investing items, net	(165)	(51)	(52)
Net cash flows used in investing activities	(817)	(1,564)	(463)

Cash flows from financing activities:
Repayment of long-term debt	(651)	—	(1,313)
Proceeds from the issuance of long-term debt	—	—	1,250
Repayment of commercial paper	—	—	(832)
Dividends paid	(786)	(726)	(592)
Repurchase of Class A common stock	(538)	(828)	(434)
Distributions to GE	—	(17)	(157)
Other financing items, net	(53)	(21)	(65)
Net cash flows used in financing activities	(2,028)	(1,592)	(2,143)
Effect of currency exchange rate changes on cash and cash equivalents	(59)	(97)	(47)
Increase (decrease) in cash and cash equivalents	158	(1,365)	(279)
Cash and cash equivalents, beginning of period	2,488	3,853	4,132
Cash and cash equivalents, end of period	$2,646	$2,488	$3,853
See "Note 22. Supplementary Information" for additional cash flow disclosures
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2023 Form 10-K | 56

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain.
BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial information. The consolidated financial statements include the accounts of Baker Hughes and all of its subsidiaries and affiliates which it controls or variable interest entities for which we have determined that we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using our period end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss). The impact of remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the Company or its subsidiaries is included in the consolidated statements of income (loss).
Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis, utilizing cost inputs as the measurement criteria in
Baker Hughes Company 2023 Form 10-K | 57

Baker Hughes Company
Notes to Consolidated Financial Statements
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
Revenue from Sale of Services
Performance Obligations Satisfied Over Time
We sell product services under long-term product maintenance or extended warranty agreements in our Industrial & Energy Technology segment. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on liquefied natural gas ("LNG") applications). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on an other than straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss becomes probable. The Company utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned. In addition, revenue for certain oilfield services is recognized on an over time basis as performed.
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
Baker Hughes Company 2023 Form 10-K | 58

Baker Hughes Company
Notes to Consolidated Financial Statements
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $658 million, $556 million and $492 million for the years ended December 31, 2023, 2022 and 2021, respectively. Research and development expenses were reported in "Cost of goods sold" and "Cost of services sold" in the consolidated statements of income (loss).
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
Allowance for Credit Losses
We monitor our customers' payment history and current credit worthiness to determine that collectability of the related financial assets is reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations.
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
Property, Plant and Equipment
Property, plant and equipment ("PP&E") is initially stated at cost and is depreciated over its estimated economic life. Subsequently, PP&E is measured at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated economic lives of the individual assets, and impairment losses. We manufacture a substantial portion of our tools and equipment in our OFSE segment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized in inventory and subsequently moved to PP&E.
Other Intangible Assets
We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required. Refer to the Impairment of Goodwill and Other Long-Lived Assets accounting policy.
Baker Hughes Company 2023 Form 10-K | 59

Baker Hughes Company
Notes to Consolidated Financial Statements
Impairment of Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, in conjunction with our annual strategic planning process, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.
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
We monitor our exposure to various business risks including commodity prices, interest rates, and foreign currency exchange rates, and we regularly use derivative financial instruments to manage these risks. At the inception of a new derivative, we designate the derivative as a hedge, or we determine the derivative to be undesignated as a hedging instrument. We document the relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
We record all derivatives as of the end of our reporting period in our consolidated statements of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value in our consolidated statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
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
Baker Hughes Company 2023 Form 10-K | 60

Baker Hughes Company
Notes to Consolidated Financial Statements
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
Recurring Fair Value Measurements
Derivatives
When we have Level 1 derivatives, which are traded either on exchanges or liquid markets, we use closing prices for valuation. The majority of our derivatives are valued using internal models and are included in Level 2. These internal models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent foreign currency and commodity forward contracts for the Company.
Investments in Debt and Equity Securities
When available, we use quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.
For investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), we use pricing models and observable inputs that are consistent with what other market participants would use and these are included in Level 2. The inputs and assumptions to the models are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. When we use valuations that are based on significant unobservable inputs, we classify the investment securities in Level 3.
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
Investments in Equity Securities
Investments in equity securities (in which we do not have a controlling financial interest or significant influence, most often because we hold a voting interest of 0% to 20%) with readily determinable fair values are measured at fair value with changes recognized in earnings and reported in "Other non-operating income (loss), net" in the
Baker Hughes Company 2023 Form 10-K | 61

Baker Hughes Company
Notes to Consolidated Financial Statements
consolidated statements of income (loss). Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer. These changes are recorded in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
Equity method investments are equity holdings in entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. At December 31, 2023 and 2022, the aggregate carrying amount of our equity method investments was $979 million and $919 million, respectively. The results of our equity method investments are presented in the consolidated statements of income (loss) as follows: (i) if the investment is integral to our operations, their results are included in "Selling, general and administrative," and (ii) if the investment is not integral to our operations, their results are included in "Other non-operating income (loss), net." Investments in, and advances to, equity method investments are presented on a one-line basis in "All other assets" in the consolidated statements of financial position.
Income Taxes
We file U.S. federal and state income tax returns which primarily includes our distributive share of items of income, gain, loss, and deduction of Baker Hughes Holdings LLC ("BHH LLC"), our primary operating company and a wholly owned subsidiary of the Company since December 2022, which was treated as a partnership for U.S. tax purposes until December 30, 2023. Effective December 30, 2023, the Company and various subsidiaries completed a reorganization that resulted in BHH LLC no longer being treated as a partnership for U.S. tax purposes. As a partnership, BHH LLC was not subject to U.S. federal income tax under current U.S. tax laws. However, as of December 31, 2023, BHH LLC will be included and taxed as part of the Company's consolidated U.S. tax return. Non-U.S. current and deferred income taxes owed by the subsidiaries of BHH LLC are reflected in the Company's financial statements.
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
Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts that we believe will ultimately result from these proceedings. We recognize uncertain tax positions that are "more likely than not" to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. We classify interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in the financial statements in the period they are finalized.
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
Baker Hughes Company 2023 Form 10-K | 62

Baker Hughes Company
Notes to Consolidated Financial Statements
to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
As of December 31, 2023 and 2022, $332 million and $275 million of SCF program liabilities are recorded in "Accounts payable" in the consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following at December 31:

	2023	2022
Customer receivables	$6,033	$5,083
Other	1,392	1,216
Total current receivables	7,425	6,299
Less: Allowance for credit losses	(350)	(341)
Total current receivables, net	$7,075	$5,958
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, and customer retentions.
NOTE 3. INVENTORIES
Inventories, net of reserves of $389 million and $396 million in 2023 and 2022, respectively, consist of the following at December 31:

	2023	2022
Finished goods	$2,626	$2,419
Work in process and raw materials	2,468	2,168
Total inventories, net	$5,094	$4,587
For the year ended December 31, 2023, we recorded inventory impairments of $35 million primarily in our Oilfield Services & Equipment segment ("OFSE"). For the year ended December 31, 2022, we recorded inventory
Baker Hughes Company 2023 Form 10-K | 63

Baker Hughes Company
Notes to Consolidated Financial Statements
impairments of $31 million, primarily in our Industrial & Energy Technology ("IET") segment. See "Note 20. Restructuring, Impairment, and Other" for further information.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	Useful Life	2023	2022
Land and improvements (1)	8 - 10 years (1)	$332	$347
Buildings, structures and related equipment	5 - 40 years	2,264	2,120
Machinery, equipment and other	1 - 20 years	7,974	7,192
Total cost		10,570	9,659
Less: Accumulated depreciation		(5,678)	(5,121)
Property, plant and equipment, less accumulated depreciation		$4,893	$4,538
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $830 million, $839 million and $852 million for the years ended December 31, 2023, 2022 and 2021, respectively. See "Note 20. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2021, gross	$19,825	$4,661	$24,486
Accumulated impairment at December 31, 2021	(18,273)	(254)	(18,527)
Balance at December 31, 2021	1,552	4,407	5,959
Disposition	(161)	—	(161)
Acquisitions	41	417	458
Currency exchange and other	—	(96)	(96)
Total	1,432	4,728	6,160
Classified as held for sale (1)	—	(230)	(230)
Balance at December 31, 2022	1,432	4,498	5,930
Acquisitions	95	43	138
Currency exchange and other	14	55	69
Balance at December 31, 2023	$1,541	$4,596	$6,137
(1)The reduction in IET goodwill reflects a transfer of goodwill to business held for sale related to our Nexus Controls business. See "Note 21. Business Dispositions and Acquisitions" for further information.
As a result of our goodwill impairment assessment performed in the year ended December 31, 2023, there were no goodwill impairments deemed necessary.
Baker Hughes Company 2023 Form 10-K | 64

Baker Hughes Company
Notes to Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following at December 31:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,945	$(818)	$1,127	$1,917	$(729)	$1,189
Technology	1,253	(899)	354	1,212	(803)	$409
Trade names and trademarks	290	(186)	104	287	(175)	112
Capitalized software	1,413	(1,107)	306	1,308	(1,040)	268
Finite-lived intangible assets	4,901	(3,010)	1,891	4,725	(2,747)	1,978
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,103	$(3,010)	$4,093	$6,927	$(2,747)	$4,180
Finite-lived intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense was $257 million, $222 million and $253 million for the years ended December 31, 2023, 2022 and 2021, respectively. No impairment for indefinite-lived intangible assets were recorded in 2023.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2024	$243
2025	201
2026	156
2027	134
2028	115
Baker Hughes Company 2023 Form 10-K | 65

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. Our long-term product service agreements are provided by our IET segment. Our long-term equipment contracts are provided by both our IET and OFSE segments. Contract assets consist of the following at December 31:

	2023	2022
Long-term product service agreements	$418	$392
Long-term equipment contracts and certain other service agreements	1,184	955
Contract assets (total revenue in excess of billings)	1,602	1,347
Deferred inventory costs	126	125
Other costs to fulfill or obtain a contract (1)	28	31
Contract and other deferred assets	$1,756	$1,503
(1)     Other costs to fulfill or obtain a contract consist primarily of non-recurring engineering costs incurred and expected to be recovered.
Revenue recognized during the years ended December 31, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $15 million and $20 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following at December 31:

	2023	2022
Progress collections	$5,405	$3,713
Deferred income	137	109
Progress collections and deferred income (contract liabilities)	$5,542	$3,822
Revenue recognized during the years ended December 31, 2023 and 2022 that was included in the contract liabilities at the beginning of the year was $2,999 million and $2,185 million, respectively.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2023	2022	2021
Long-term fixed lease	$276	$254	$255
Long-term variable lease	73	48	32
Short-term lease (1)	503	477	440
Total operating lease expense	$852	$779	$727
(1)Leases with a term of one year or less, including leases with a term of one month or less.
Baker Hughes Company 2023 Form 10-K | 66

Baker Hughes Company
Notes to Consolidated Financial Statements
Cash flows used in operating activities for operating leases approximates our expense for the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
2024	$244
2025	178
2026	122
2027	79
2028	57
Thereafter	234
Total lease payments	914
Less: imputed interest	145
Total	$769
Amounts recognized in the consolidated statements of financial position for operating leases consist of the following:

	2023	2022
All other current liabilities	$220	$189
All other liabilities	549	552
Total	$769	$741
Right-of-use assets of $769 million and $757 million as of December 31, 2023 and 2022, respectively, are included in "All other assets" in the consolidated statements of financial position. The weighted-average remaining lease term for our operating leases was approximately seven years for the years ended December 31, 2023 and 2022. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2023 and 2022 was 3.3% and 3.1%, respectively.
Baker Hughes Company 2023 Form 10-K | 67

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 9. DEBT
The carrying value of our short-term and long-term debt consist of the following at December 31:

	2023		2022
	Amount	Effective Interest Rate (1)	Amount	Effective Interest Rate (1)
Short-term and current portion of long-term debt
1.231% Senior Notes due December 2023	$—	—%	$649	1.5%
8.55% Debentures due June 2024 (2)	109	4.1%	—	—%
Other debt	39	4.9%	29	2.9%
Total short-term and current portion of long-term debt	148		677

Long-term debt
8.55% Debentures due June 2024 (2)	—	—%	114	4.1%
2.061% Senior Notes due December 2026	598	2.4%	597	2.4%
3.337% Senior Notes due December 2027	1,294	5.3%	1,277	3.8%
6.875% Notes due January 2029 (2)	268	3.9%	273	3.9%
3.138% Senior Notes due November 2029	523	3.2%	523	3.2%
4.486% Senior Notes due May 2030	498	4.6%	497	4.6%
5.125% Senior Notes due September 2040 (2)	1,281	4.2%	1,286	4.2%
4.080% Senior Notes due December 2047	1,338	4.1%	1,338	4.1%
Other long-term debt	73	6.3%	75	4.2%
Total long-term debt	5,872		5,980
Total debt	$6,020		$6,658
(1)Effective interest rate is based on the carrying value including issuance costs, interest rate swaps, and step-up adjustments from the Baker Hughes Incorporated ("BHI") acquisition recorded for certain Senior Notes and Debentures.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI.
The carrying value of our short-term and long-term debt includes issuance costs, changes in fair value of the debt instrument hedged by interest rate swaps, and step-up adjustments for the BHI acquisition. At December 31, 2023 and 2022, these adjustments resulted in a net increase to the carrying value of our debt totaling $95 million and $91 million, respectively. The estimated fair value of total debt at December 31, 2023 and 2022 was $5,571 million and $5,863 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2028, and in the aggregate thereafter, are listed in the table below:

	2024	2025	2026	2027	2028	Thereafter
Total debt	$148	$4	$614	$1,308	$—	$3,946
In November 2023, BHH LLC entered into a $3 billion committed unsecured revolving credit facility ("the New Credit Agreement") with commercial banks maturing in November 2028. The New Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. Upon the occurrence of certain events of default, our obligations under the New Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the New Credit Agreement and other customary defaults. No such events of default have occurred. The New Credit Agreement is
Baker Hughes Company 2023 Form 10-K | 68

Baker Hughes Company
Notes to Consolidated Financial Statements
fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. In addition, we have authorization to issue up to $3 billion of commercial paper. At December 31, 2023 and 2022, there were no borrowings under the New Credit Agreement and no outstanding commercial paper.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of December 31, 2023, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $5,908 million.
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2023, we were in compliance with all debt covenants.
NOTE 10. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
We maintain Company sponsored pension plans for certain of our employees. We also maintain unfunded end-of-service benefit plans that are mandated in certain countries in which we operate. Our primary plans disclosed in 2023 included four U.S. plans and eight non-U.S. plans, primarily in the United Kingdom and Germany, all with plan assets or obligations greater than $20 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, the majority of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits, through unfunded plans, to a closed group of U.S. employees who retire and meet certain age and service requirements. The accumulated postretirement benefit obligation related to these plans was $33 million and $37 million at December 31, 2023 and 2022, respectively.
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
Baker Hughes Company 2023 Form 10-K | 69

Baker Hughes Company
Notes to Consolidated Financial Statements
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our defined benefit plans ("Pension Benefits").

	Pension Benefits
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$2,634	$3,550
Service cost	15	23
Interest cost	116	78
Actuarial gain (1)	(4)	(928)
Benefits paid	(126)	(119)
Settlements	(4)	(24)
Settlement due to plan termination (2)	(246)	—
Acquisition	—	202
Foreign currency translation adjustments	58	(148)
Benefit obligation at end of year	2,443	2,634

Change in plan assets:
Fair value of plan assets at beginning of year	2,266	3,147
Actual return on plan assets	121	(850)
Employer contributions	18	32
Benefits paid	(126)	(119)
Settlements	(4)	(24)
Settlement due to plan termination (2)	(246)	—
Acquisition	—	214
Foreign currency translation adjustments	51	(134)
Fair value of plan assets at end of year	2,080	2,266

Funded status - underfunded at end of year	$(363)	$(368)

Accumulated benefit obligation	$2,399	$2,595
(1)The actuarial gain in 2022 was primarily related to a change in the discount rate used to measure the benefit obligation for our plans.
(2)Plan termination relates to the termination of one of our fully funded frozen U.S. defined benefit plans that was initiated in April 2022.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits
	2023	2022
Noncurrent assets	$78	$58
Current liabilities	(17)	(15)
Noncurrent liabilities	(424)	(411)
Net amount recognized	$(363)	$(368)
Baker Hughes Company 2023 Form 10-K | 70

Baker Hughes Company
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets consist of the following at December 31:

	Pension Benefits
	2023	2022
Projected benefit obligation	$1,410	$1,143
Accumulated benefit obligation	$1,366	$1,103
Fair value of plan assets	$968	$717
We have a U.S. non-qualified supplemental pension plan ("BH SPP") for certain employees which is included in the benefit obligations and funded status in the tables above. In order to meet a portion of our obligations of the BH SPP, we established a trust comprised primarily of mutual fund assets. The value of these assets was $36 million and $34 million as of December 31, 2023 and 2022, respectively. These assets are not included as plan assets or in the funded status amounts in the tables above and below.
Net Periodic Cost
The components of net periodic cost consist of the following:

	Pension Benefits
	2023	2022	2021
Service cost	$15	$23	$27
Interest cost	116	78	64
Expected return on plan assets	(102)	(114)	(130)
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	19	27	40
Curtailment / settlement loss	(16)	2	2
Net periodic cost	$33	$17	$4
The service cost component of the net periodic cost is included in "Operating income (loss)" and all other components are included in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
Assumptions Used in Benefit Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement and how long they live. To reflect the obligation in today's dollars, we discount the future payments using a rate that matches the time frame over which the payments are expected to be made. We also need to assume a long-term rate of return that will be earned on investments used to fund these payments.
Another assumption used is the interest crediting rate for our U.S. qualified cash balance plan. Under the provisions of this pension plan, a hypothetical cash balance account has been established for each participant. Such accounts receive quarterly interest credits based on a prescribed formula.
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits
	2023	2022
Discount rate	4.54%	4.89%
Rate of compensation increase	3.26%	3.30%
Interest crediting rate	3.98%	4.31%
Baker Hughes Company 2023 Form 10-K | 71

Baker Hughes Company
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits
	2023	2022	2021
Discount rate	4.89%	2.15%	1.66%
Expected long-term return on plan assets	5.05%	3.85%	4.07%
Interest crediting rate	4.31%	2.60%	2.60%
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
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to our defined benefit plans consists of the following at December 31:

	Pension Benefits
	2023	2022
Net actuarial loss	$333	$348
Net prior service cost	15	15
Total	$348	$363
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
Baker Hughes Company 2023 Form 10-K | 72

Baker Hughes Company
Notes to Consolidated Financial Statements
The table below presents the fair value of the plan assets at December 31:

	2023	2022
Debt securities
Fixed income and cash investment funds	$1,122	$1,482
Equity securities
Global equity securities (1)	227	180
U.S. equity securities (1)	157	102
Insurance contracts	103	100
Real estate	34	53
Private equities	35	37
Other investments (2)	402	313
Total plan assets	$2,080	$2,266
(1)Include direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value ("NAV") as a practical expedient amounted to $1,967 million and $2,157 million as of December 31, 2023 and 2022, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 20%, 57%, and 23% as of December 31, 2023, respectively, and 13%, 69%, and 18% as of December 31, 2022, respectively. Those investments that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $113 million and $109 million as of December 31, 2023 and 2022, respectively. There were investments classified within Level 3 of $103 million and $100 million for non U.S. insurance contracts as of December 31, 2023 and 2022, respectively.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2023, we contributed approximately $18 million, which includes benefit payments made directly to the employee for our unfunded plans. We anticipate we will contribute between approximately $40 million to $45 million to our pension plans in 2024.
The following table presents the expected benefit payments for Pension Benefits over the next 10 years. For funded Company sponsored plans, the benefit payments are made by the respective pension trust funds.

Year	Pension Benefits
2024	$164
2025	127
2026	132
2027	135
2028	136
2029-2033	717
DEFINED CONTRIBUTION PLANS
Our primary defined contribution plan during 2023 was the Company-sponsored U.S. 401(k) plan ("401(k) Plan"). The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust. The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately. In
Baker Hughes Company 2023 Form 10-K | 73

Baker Hughes Company
Notes to Consolidated Financial Statements
addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested after three years of employment. The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer the Company's common stock as an investment option. Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $217 million and $212 million in 2023 and 2022, respectively.
We have two non-qualified defined contribution plans that are invested through trusts. The assets and corresponding liabilities were $281 million and $256 million at December 31, 2023 and 2022, respectively, and are included in "All other assets" and "Liabilities for pensions and other postretirement benefits," respectively, in the consolidated statements of financial position.
NOTE 11. INCOME TAXES
The provision for income taxes consists of the following:

	2023	2022	2021
Current:
U.S.	$33	$6	$11
Foreign	711	489	614
Total current	744	495	625
Deferred:
U.S.	(27)	40	(24)
Foreign	(32)	65	157
Total deferred	(59)	105	133
Provision for income taxes	$685	$600	$758
On August 16, 2022, the U.S. enacted The Inflation Reduction Act which included a number of additional credits and deductions for businesses and individuals. The Inflation Reduction Act also included the adoption of the Corporate Alternative Minimum Tax in 2023, which is based on financial statement book income of large corporations. In 2023, the Company is not subject to the Corporate Alternative Minimum Tax.
The geographic sources of income before income taxes consist of the following:

	2023	2022	2021
U.S.	$882	$(698)	$(724)
Foreign	1,773	720	1,152
Income before income taxes	$2,655	$22	$428
Baker Hughes Company 2023 Form 10-K | 74

Baker Hughes Company
Notes to Consolidated Financial Statements
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the income before income taxes for the reasons set forth below for the years ended December 31:

	2023	2022	2021
Income before income taxes	$2,655	$22	$428

Taxes at the U.S. federal statutory income tax rate	558	5	90
Effect of foreign operations (2)	112	338	216
Tax impact of partnership structure	(103)	6	137
Change in valuation allowances (1)	53	164	70
Tax expense (benefit) due to unrecognized tax benefits	(5)	(7)	201
Other - net	70	94	44
Provision for income taxes (3)	$685	$600	$758
Actual income tax rate	25.8%	2,727.3%	177.1%
(1)For December 31, 2023, this amount was reduced by $81 million that is related to the release of a valuation allowance for certain deferred tax assets.
(2)For December 31, 2022, $140 million of this amount relates to the charges associated with the sale and suspension of our Russia operations.
(3)For December 31, 2021, $121 million of this amount was previously indemnified under the Tax Matters Agreement with General Electric ("GE") of which $119 million was included in tax expense due to unrecognized tax benefits. In December 2022, the Company and GE entered into an agreement to terminate the Tax Matters Agreement.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
As a result of an internal reorganization completed on December 30, 2023, BHH LLC became a single member LLC thereby terminating the partnership for U.S. income tax purposes. As of December 31, 2023, U.S. deferred tax assets and liabilities are now recorded based on the inside book basis versus tax basis difference and are no longer recorded based on the Company's outside basis difference in the BHH LLC partnership. As a result, in 2023 the deferred tax asset related to the investment in partnership has been adjusted accordingly and other deferred tax assets and liabilities, including PP&E, intangible assets, and lower tier investment in partnerships & subsidiaries, have been increased to reflect the tax effect of the inside basis difference of those respective assets and liabilities.
Baker Hughes Company 2023 Form 10-K | 75

Baker Hughes Company
Notes to Consolidated Financial Statements
The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 consist of the following:

	2023	2022
Deferred tax assets:
Operating & capital loss carryforwards	$3,332	$2,074
Tax credit & other carryforwards	936	1,087
Investment in partnerships & subsidiaries	286	846
Property, plant and equipment	169	128
Employee benefits	241	62
Goodwill and other intangible assets	137	46
Receivables	111	94
Inventory	73	52
Other	181	163
Total deferred income tax asset	5,466	4,552
Valuation allowances	(4,416)	(4,090)
Total deferred income tax asset after valuation allowance	1,050	462
Deferred tax liabilities:
Indefinite-lived intangible assets	(380)	—
Fair value of derivative financial instruments	(90)	—
Other	(34)	(34)
Total deferred income tax liability	(504)	(34)
Net deferred tax asset	$546	$428
At December 31, 2023, we had approximately $417 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law, $366 million of U.S. foreign tax credits and $153 million of other U.S. Federal and state tax credits and other carryforwards, the majority of which will expire after tax year 2027 under U.S. Federal and state tax law. Additionally, we had $3,299 million of net operating loss carryforwards ("NOLs"), of which approximately $252 million will expire within five years, $1,862 million will expire between six years and 20 years, and the remainder can be carried forward indefinitely. Lastly, we had $33 million of capital loss carryforwards, the majority of which can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2023, $4,416 million of valuation allowances are recorded against various deferred tax assets, primarily related to foreign operating and capital losses of $2,987 million and U.S. foreign and non-U.S. tax credit carryforwards of $770 million.
Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the Company's active non-U.S. business operations. As of December 31, 2023, the cumulative amount of undistributed foreign earnings is approximately $3,708 million. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2023, we had $467 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $83 million and $79 million related to interest and penalties, respectively, for total liabilities of $629 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $559 million. The remaining $71 million is comprised of $41 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character and $30 million increased valuation allowances.
Baker Hughes Company 2023 Form 10-K | 76

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2023	2022
Balance at beginning of year	$(496)	$(531)
Additions for tax positions of the current year	(15)	(19)
Additions for tax positions of prior years	(50)	(99)
Reductions for tax positions of prior years	32	100
Settlements with tax authorities	26	24
Lapse of statute of limitations	36	29
Balance at end of year	$(467)	$(496)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2023, we had approximately $40 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate, each of which may have multiple open years subject to examination. All Internal Revenue Service examinations have been completed and closed through 2015 for the most significant U.S. returns. We believe that we have made adequate provision for all income tax uncertainties in all jurisdictions.
NOTE 12. STOCK-BASED COMPENSATION
The Company has the Long-Term Incentive Plan ("LTI Plan") under which we may grant restricted stock units ("RSU"), performance share units ("PSU"), stock options and other equity-based awards to employees and non-employee directors providing services to the Company and our subsidiaries. The Company also provides an Employee Stock Purchase Plan for eligible employees. A total of up to 29.5 million shares of Class A common stock are reserved and available for issuance pursuant to awards granted under the LTI Plan over its term which expires on the date of the annual meeting of the Company in 2031. A total of 25.1 million shares of Class A common stock are available for issuance as of December 31, 2023.
Stock-based compensation cost was $197 million, $207 million and $205 million for the years ended December 31, 2023, 2022 and 2021, respectively. Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
Restricted Stock
We may grant to our officers, directors and key employees RSUs, where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. Certain RSUs are subject to cliff or graded vesting, generally ranging over a period of three years. Non-employee directors are granted RSUs that immediately vest on the grant date. Cash dividend equivalents are accumulated on RSUs and are payable upon vesting of the awards. We determine the fair value of RSUs based on the market price of our common stock on the date of grant.
Baker Hughes Company 2023 Form 10-K | 77

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in RSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2022	14,342	$24.31
Granted	6,404	30.20
Vested	(7,351)	23.60
Forfeited	(1,282)	26.43
Unvested balance at December 31, 2023	12,113	$27.70
In 2023, the total intrinsic value of RSUs vested (defined as the value of shares awarded based on the price of our common stock at vesting date) was $227 million and unvested RSUs was $414 million. The total grant date fair value of RSUs vested in 2023 was $173 million. As of December 31, 2023, there was $178 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.76 years.
Performance Share Units
We may grant PSUs to certain officers and key employees. The PSUs are stock-based awards tied to predefined company metrics and contain a payout modifier based on total shareholder return ("TSR"). PSUs generally cliff vest after a service period of three years. Cash dividend equivalents are accumulated on PSUs and are payable upon vesting of the awards. The fair value of the awards determined for the predefined company metrics are based on the market price of our common stock on the date of grant. The fair value of the PSU awards is determined based on a Monte Carlo simulation method.
The following table presents the changes in PSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2022	3,525	$25.56
Granted	1,222	30.17
Vested	(827)	20.61
Cancelled (1)	(563)	21.85
Forfeited	(529)	29.06
Unvested balance at December 31, 2023	2,828	$28.70
(1)Includes adjustments based on achievement of predefined company metrics.
The total intrinsic value of PSUs vested and unvested, (defined as the value of the shares awarded at the year-end market price) was $23 million and $97 million, respectively, as of December 31, 2023. The total grant date fair value of PSUs vested in 2023 was $17 million. Total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.89 years, was $28 million as of December 31, 2023.
Stock Options
We previously granted stock options to our officers, directors and key employees. Stock options generally vest in equal amounts over a vesting period of three years provided that the employee has remained continuously employed by the Company through such vesting date. We have not granted stock options to officers, directors, or key employees since 2019.
Baker Hughes Company 2023 Form 10-K | 78

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2022	2,907	$33.02
Exercised	(492)	26.44
Expired	(174)	39.79
Outstanding and exercisable at December 31, 2023	2,241	$33.92
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2023 was 3.4 years. The maximum contractual term of options outstanding is 5.1 years.
There were nil, 530 thousand and 850 thousand options that vested in 2023, 2022 and 2021, respectively. The total fair value of options vested was nil, $3 million and $7 million, in 2023, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested stock options was immaterial as of December 31, 2023.
The total intrinsic value of stock options exercised (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) in 2023 was $3 million. The total intrinsic value of stock options outstanding and options exercisable at December 31, 2023 was $6 million. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $34.18 of our common stock as of the end of 2023 exceeds the exercise price of the options.
Employee Stock Purchase Plan
The employee stock purchase plan provides for eligible employees to purchase shares of Class A common stock quarterly on an after-tax basis in an amount between 1% and 20% of their annual pay at a 15% discount of the fair market value of our Class A common stock at the end of each quarterly offering period. An employee may not purchase more than $3,000 in any of the three-month measurement periods described above or $12,000 annually.
A total of 21.5 million shares of Class A common stock are authorized for issuance, and at December 31, 2023, there were 8.7 million shares of Class A common stock reserved for future issuance.
NOTE 13. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. The number of shares outstanding of Class A and Class B common stock at December 31, 2023 is 998 million and nil, respectively. We have not issued any preferred stock. Each share of Class B common stock and the associated member units of BHH LLC form a paired interest. While each share of Class B common stock has equal voting rights to a share of Class A common stock, it has no economic rights, meaning holders of Class B common stock have no right to dividends or any assets in the event of liquidation of the Company. Our Class B common stock was previously held by GE. As of December 31, 2023 and 2022, there were no shares of Class B common stock issued and outstanding.
We have a share repurchase program which we expect to fund from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2023 and 2022, the Company repurchased and canceled 16.3 million and 29.7 million shares of Class A common stock, each for $538 million and $828 million, representing an average price per share of $33.09 and $27.91, respectively. As of December 31, 2023, the Company had authorization remaining to repurchase up to approximately $2.2 billion of its Class A common stock.
Baker Hughes Company 2023 Form 10-K | 79

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	2023		2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Balance at beginning of year	1,005,960	—	909,142	116,548
Issue of shares upon vesting of restricted stock units (1)	5,738	—	6,316	—
Issue of shares on exercise of stock options (1)	434	—	1,632	—
Issue of shares for employee stock purchase plan	1,846	—	2,017	—
Exchange of Class B common stock for Class A common stock (2)	—	—	116,548	(116,548)
Repurchase and cancellation of Class A common stock	(16,269)	—	(29,694)	—
Balance at end of year	997,709	—	1,005,960	—
(1)    Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)    When shares of Class B common stock, together with associated BHH LLC member units ("LLC Units"), were exchanged for shares of Class A common stock, such shares of Class B common stock were canceled.
During 2023 and 2022, the Company declared and paid aggregate regular dividends of $0.78 and $0.73 per share, respectively, to holders of record of the Company's Class A common stock.
ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,125)	$(10)	$(250)	$(2,385)
Other comprehensive income (loss) before reclassifications	(294)	(1)	2	(293)
Amounts reclassified from accumulated other comprehensive loss	25	3	27	55
Deferred taxes	—	—	(43)	(43)
Other comprehensive income (loss)	(269)	2	(14)	(281)
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	—	—	(3)
Less: Reallocation of AOCL based on change in ownership of BHH LLC Units	275	1	32	308
Balance at December 31, 2022	(2,666)	(9)	(296)	(2,971)
Other comprehensive income (loss) before reclassifications	153	12	(14)	151
Amounts reclassified from accumulated other comprehensive loss	—	(8)	28	20
Deferred taxes	—	(1)	5	4
Other comprehensive income (loss)	153	3	19	175
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Baker Hughes Company 2023 Form 10-K | 80

Baker Hughes Company
Notes to Consolidated Financial Statements
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2023 and 2022 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details), and (iii) the release of foreign currency translation adjustments.
NOTE 14. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

(In millions, except per share amounts)	2023	2022	2021
Net income (loss)	$1,970	$(578)	$(330)
Less: Net income (loss) attributable to noncontrolling interests	27	23	(111)
Net income (loss) attributable to Baker Hughes Company	$1,943	$(601)	$(219)

Weighted average shares outstanding:
Class A basic	1,008	987	824
Class A diluted	1,015	987	824
Net income (loss) per share attributable to common stockholders:
Class A basic	$1.93	$(0.61)	$(0.27)
Class A diluted	$1.91	$(0.61)	$(0.27)
Shares of our Class B common stock do not share in earnings or losses of the Company and are not considered in the calculation of basic or diluted earnings per share ("EPS") above. As such, separate presentation of basic and diluted EPS of Class B under the two class method has not been presented. The basic weighted average shares outstanding for our Class B common stock were nil, 30 million, and 215 million for the years ended December 31, 2023, 2022 and 2021, respectively. The basic weighted average shares outstanding for both our Class A and Class B common stock combined were 1,008 million, 1,017 million, and 1,039 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 2 million options that were excluded because the exercise price exceeded the average market price of our Class A common stock and is therefore antidilutive. For the years ended December 31, 2022, and 2021, we excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
NOTE 15. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	2023				2022
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$34	$—	$34	$—	$18	$—	$18
Investment securities	1,040	—	2	1,042	748	—	—	748
Total assets	1,040	34	2	1,076	748	18	—	766

Liabilities
Derivatives	—	(76)	—	(76)	—	(86)	—	(86)
Total liabilities	$—	$(76)	$—	$(76)	$—	$(86)	$—	$(86)
Baker Hughes Company 2023 Form 10-K | 81

Baker Hughes Company
Notes to Consolidated Financial Statements

	2023				2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$66	$1	$—	$67	$—	$—	$—	$—
Equity securities	527	451	(3)	975	557	191	—	748
Total	$593	$452	$(3)	$1,042	$557	$191	$—	$748
(1)Gains (losses) recorded to earnings related to these securities were $405 million, $(271) million and $(843) million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)As of December 31, 2023, our non-U.S. debt securities are classified as available for sale securities and mature within two years.
As of December 31, 2023 and 2022, the balance of our equity securities with readily determinable fair values is $975 million and $748 million, respectively, and is comprised mainly of our investment in ADNOC Drilling, and is recorded primarily in "All other current assets" in the consolidated statements of financial position. We measured our investments at fair value based on quoted prices in active markets.
Gains (losses) recorded to earnings for our equity securities with readily determinable fair values were $435 million, $(264) million, and $(843) million for the years ended December 31, 2023, 2022 and 2021, respectively. Gains (losses) related to our equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
OTHER EQUITY INVESTMENTS
During the second quarter of 2023, certain equity securities without a readily determinable fair value were remeasured as of the date that an observable transaction occurred, which resulted in the Company recording a gain of $118 million. Gains (losses) related to our equity securities without readily determinable fair values are reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2023 and 2022 approximates their carrying value as reflected in our consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2023		2022
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$10	$(3)	$1	$—
Interest rate swap contracts	—	(52)	—	(69)

Derivatives not accounted for as hedges
Currency exchange contracts and other	24	(21)	17	(17)
Total derivatives	$34	$(76)	$18	$(86)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2023 and 2022, $31 million and $17 million of derivative assets are recorded in
Baker Hughes Company 2023 Form 10-K | 82

Baker Hughes Company
Notes to Consolidated Financial Statements
"All other current assets" and $3 million and $1 million are recorded in "All other assets" in the consolidated statements of financial position, respectively. As of December 31, 2023 and 2022, $23 million and $17 million of derivative liabilities are recorded in "All other current liabilities" and $53 million and $69 million are recorded in "All other liabilities" in the consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 13. Equity" for further information on activity in AOCI for cash flow hedges. The maximum term of cash flow hedges that hedge forecasted transactions was approximately two years and one year at December 31, 2023 and 2022, respectively.
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
As of December 31, 2023 and 2022, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. As of July 1, 2023, the interest rate changed to be based on a Secured Overnight Financing Rate index. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. We disclose the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by us and the counterparties. A substantial majority of the outstanding notional amount of $4.2 billion and $3.8 billion at December 31, 2023 and 2022, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2023 Form 10-K | 83

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 16. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by product line for both our OFSE and IET segments, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. In addition, management views revenue from contracts with customers for OFSE by geography based on the location to where the product is shipped or the services are performed.
Effective October 1, 2023, IET began operating through five product lines - Gas Technology Equipment, which will now include the Pumps business; Gas Technology Services; Industrial Solutions, which brings together the Condition Monitoring and PSI businesses, along with IET Digital initiatives; Industrial Products, which brings together the Inspection business merging with the Valves and Gears businesses; and a newly formed product line, Climate Technology Solutions, which will combine our carbon capture, utilization and storage ("CCUS"), hydrogen, clean power and emissions abatement capabilities, that previously was reported in each of the individual IET product lines, into one business focused on serving the energy transition. The financial information for 2022 and 2021 have been recast to conform to the new product line presentation.
The series of tables below present our revenue disaggregated by these categories.

Total Revenue	2023	2022	2021
Well Construction	$4,387	$3,854	$3,301
Completions, Intervention & Measurements	4,170	3,559	3,106
Production Solutions	3,854	3,587	3,135
Subsea & Surface Pressure Systems	2,950	2,230	2,486
Oilfield Services & Equipment	15,361	13,229	12,028
Gas Technology Equipment	4,232	2,599	3,039
Gas Technology Services	2,600	2,440	2,696
Total Gas Technology	6,832	5,039	5,735
Industrial Products	1,962	1,697	1,598
Industrial Solutions	983	884	880
Controls (1)	41	208	217
Total Industrial Technology	2,987	2,789	2,695
Climate Technology Solutions	326	98	43
Industrial & Energy Technology	10,145	7,926	8,473
Total	$25,506	$21,156	$20,502
(1)The sale of Nexus Controls business was completed in April 2023.

Oilfield Services & Equipment Geographic Revenue	2023	2022	2021
North America	$4,116	$3,764	$2,904
Latin America	2,761	2,099	1,681
Europe/CIS/Sub-Saharan Africa	2,655	2,483	2,865
Middle East/Asia	5,829	4,883	4,579
Oilfield Services & Equipment	$15,361	$13,229	$12,028
Baker Hughes Company 2023 Form 10-K | 84

Baker Hughes Company
Notes to Consolidated Financial Statements
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.5 billion. As of December 31, 2023, we expect to recognize revenue of approximately 61%, 74% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 17. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. We report our operating results through two operating segments, OFSE and IET. Each segment is organized and managed based upon the nature of our markets and customers and consists of similar products and services. These products and services operate across upstream oil and gas and broader energy and industrial markets. The following is a description of each segment's business operations:
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
Industrial & Energy Technology provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, LNG operations, downstream refining and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance. Summarized financial information for the Company's segments is shown in the following tables.

Revenue	2023	2022	2021
Oilfield Services & Equipment	$15,361	$13,229	$12,028
Industrial & Energy Technology	10,145	7,926	8,473
Total	$25,506	$21,156	$20,502
Baker Hughes Company 2023 Form 10-K | 85

Baker Hughes Company
Notes to Consolidated Financial Statements

Income before income taxes	2023	2022	2021
Oilfield Services & Equipment	$1,746	$1,201	$830
Industrial & Energy Technology	1,310	1,135	1,177
Total segment	3,055	2,336	2,006
Corporate	(380)	(416)	(429)
Inventory impairment (1)	(35)	(31)	—
Restructuring, impairment and other	(323)	(705)	(269)
Other non-operating income (loss), net	554	(911)	(583)
Interest expense, net	(216)	(252)	(299)
Income (loss) before income taxes	$2,655	$22	$428
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the consolidated statements of income (loss).
The following table presents total assets at December 31:

Assets	2023	2022
Oilfield Services & Equipment	$17,925	$17,181
Industrial & Energy Technology	13,781	12,286
Total segment	31,706	29,467
Corporate and eliminations (1)	5,239	4,714
Total	$36,945	$34,181
(1)The assets in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of our reportable segments.
The following table presents depreciation and amortization:

Depreciation and amortization	2023	2022	2021
Oilfield Services & Equipment	$849	$845	$874
Industrial & Energy Technology	217	197	208
Total segment	1,066	1,042	1,082
Corporate	21	19	23
Total	$1,087	$1,061	$1,105
The following table presents capital expenditures:

Capital expenditures	2023	2022	2021
Oilfield Services & Equipment	$960	$791	$659
Industrial & Energy Technology	229	183	182
Total segment	1,189	974	841
Corporate	35	15	15
Total	$1,224	$989	$856
Baker Hughes Company 2023 Form 10-K | 86

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents consolidated revenue based on the location to where the product is shipped or the services are performed. Other than the U.S., no other country accounted for more than 10% of our consolidated revenue during the periods presented.

Revenue	2023	2022	2021
U.S.	$6,557	$4,942	$4,497
Non-U.S.	18,949	16,214	16,005
Total	$25,506	$21,156	$20,502
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2023	2022
U.S.	$1,579	$1,554
Non-U.S.	3,314	2,984
Total	$4,893	$4,538
NOTE 18. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the Aero JV. We had purchases from the Aero JV of $517 million, $528 million, and $603 million during the years ended December 31, 2023, 2022 and 2021, respectively. We have $71 million and $110 million of accounts payable at December 31, 2023 and 2022, respectively, for products and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the years ended December 31, 2023, 2022 and 2021.
During the second quarter of 2022, GE's ownership interest in the Company and BHH LLC was reduced to less than 5%. As a result, considering all aspects of our relationship with GE, as of June 30, 2022, we no longer considered GE a related party. We had purchases with GE and its affiliates of $293 million during the six months ended June 30, 2022, and $716 million during the year ended December 31, 2021, respectively. In addition, we sold products and services to GE and its affiliates for $83 million during the six months ended June 30, 2022, and $185 million during the year ended December 31, 2021, respectively.
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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company's subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts"). Prior to the filing of the IEC Arbitration, the Company's subsidiaries made demands for payment due under the Contracts. On August 15, 2018, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts. On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE
Baker Hughes Company 2023 Form 10-K | 87

Baker Hughes Company
Notes to Consolidated Financial Statements
company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019. In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC's claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel's final award, which dismissed the majority of IEC's claims and awarded a portion of the Company's claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company's financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company's subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due; such claims against IEC have now been resolved, with any consideration having an immaterial impact on the Company's financial statements. At this time, we are not able to predict the outcome of the proceeding which is pending against the Company's subsidiaries.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on the Company's behalf against GE, the then-current members of the Board of Directors of the Company and the Company as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of the Company's shares before July 3, 2019; (ii) repurchase $1.5 billion in the Company's stock from GE; (iii) permit GE to sell approximately $2.5 billion in the Company's stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship between the Company and GE (collectively, the "2018 Transactions"). The complaints in both lawsuits allege, among other things, that GE, as the Company's controlling stockholder, and the members of the Company's Board of Directors breached their fiduciary duties by entering into the 2018 Transactions. The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys' fees and costs. On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Company's Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on the Company's Board of Directors to pursue the claims itself, and GE and the Company's Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE's motion to dismiss the unjust enrichment claim against it. On October 31, 2019, the Company's Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020, and on September 29, 2020, the Court granted a further extension of the stay to October 15, 2020. On October 13, 2020, the Special Litigation Committee filed its report with the Court. On April 17, 2023, the Court granted the Special Litigation
Baker Hughes Company 2023 Form 10-K | 88

Baker Hughes Company
Notes to Consolidated Financial Statements
Committee's motion to terminate the litigation. On May 16, 2023, the plaintiffs filed a notice of appeal. On February 1, 2024, the Supreme Court of the State of Delaware affirmed the judgment of the Court of Chancery.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $5.1 billion at December 31, 2023. It is not practicable to estimate the fair value of these financial instruments. As of December 31, 2023, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2028 of $1,871 million, $366 million, $220 million, $215 million and $47 million, respectively, and $27 million in the aggregate thereafter.
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
Baker Hughes Company 2023 Form 10-K | 89

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 20. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $323 million, $705 million, and $269 million during the years ended December 31, 2023, 2022 and 2021, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
In 2023, we recorded restructuring and impairment charges of $313 million. In 2022, we announced a corporate restructuring plan in conjunction with a change in our operating segments (the "2022 Plan"). We continued to incur charges in 2023 related to our 2022 Plan primarily for employee termination expenses. Restructuring charges for 2023 also include costs under a new plan (the "2023 Plan") primarily for employee termination expenses related to exit activities at specific locations in our segments to align with our market outlook and rationalize our manufacturing supply chain footprint. These actions also included inventory impairments of $35 million in 2023, recorded in "Cost of goods sold" in the consolidated statements of income (loss). In the fourth quarter of 2023, we incurred additional costs related to a planned workforce reduction, primarily in OFSE.
In 2022, we recorded restructuring and impairment charges of $196 million. The charges are related to our 2022 Plan and are primarily for employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. In addition, PP&E impairments and other costs were recorded related to exit activities at specific locations in the OFSE segment.
In 2021, we recorded restructuring and impairment charges totaling $138 million. Charges incurred were primarily related to the continuation of our overall strategy to restructure our business, which was designed to optimize our structural costs for the year-over-year change in activity levels and market conditions.
The following table presents the restructuring and impairment charges by the impacted segment; however, these net charges are not included in the reported segment results.

	2023	2022	2021
Oilfield Services & Equipment	$148	$121	$121
Industrial & Energy Technology	98	36	11
Corporate	67	39	6
Total	$313	$196	$138
The following table presents restructuring and impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment as a consequence of exit activities:

	2023	2022	2021
Property, plant and equipment	$(2)	$58	$7
Employee-related termination expenses	270	121	99
Asset relocation costs	5	3	20
Contract termination fees	1	1	2
Other incremental costs	39	13	10
Total	$313	$196	$138
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" in the consolidated statements of income (loss) were $10 million, $509 million, and $131 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In 2022, other charges were primarily associated with the discontinuation of our Russia operations. As a result of the conflict between Russia and Ukraine, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million recorded in the second quarter of 2022
Baker Hughes Company 2023 Form 10-K | 90

Baker Hughes Company
Notes to Consolidated Financial Statements
primarily associated with the suspension of contracts including all our IET LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments of $31 million primarily in IET as a result of suspending our Russia operations, which are reported in "Cost of goods sold" in the consolidated statements of income (loss).
In 2022, we also recorded other charges of $84 million in our OFSE segment primarily related to the impairment of PP&E and intangibles for the subsea production systems business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business, and $68 million in our IET segment primarily related to a write-off of an equity method investment and the release of foreign currency translation adjustments. In 2021, other charges were primarily related to certain litigation matters in our IET segment and the release of foreign currency translation adjustments for certain restructured product lines in our IET segment. The 2022 and 2021 charges also include separation related costs.
NOTE 21. BUSINESS DISPOSITIONS AND ACQUISITIONS
DISPOSITIONS
We completed several business dispositions over the past three years as described below. Any gain or loss on a business disposition is reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
During 2023, we completed the sale of businesses and received total cash consideration $293 million. The dispositions consisted primarily of the sale of our Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services. GE will continue to provide Baker Hughes with GE's MarkTM controls products currently in the Nexus Controls portfolio, and we will be the exclusive supplier and service provider of such GE products for our oil and gas customers' control needs.
The following table presents financial information related to the assets and liabilities of our Nexus Controls business classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the consolidated statements of financial position as of December 31, 2022.

Assets and liabilities of business held for sale	Nexus Controls
Assets
Current receivables	$59
Inventories	36
Property, plant and equipment	2
Goodwill	230
Other assets	10
Total assets of business held for sale	337

Liabilities
Accounts payable	30
All other current liabilities	56
Other liabilities	7
Total liabilities of business held for sale	93
Total net assets of business held for sale	$244
During 2022, we sold part of our OFSE Russia business to local management for a nominal amount, which resulted in a loss before income taxes of $451 million.
During 2021, we closed a transaction with Akastor ASA to create a joint venture company ("JV Company") to deliver global offshore drilling solutions. We contributed our subsea drilling systems business, a division of our
Baker Hughes Company 2023 Form 10-K | 91

Baker Hughes Company
Notes to Consolidated Financial Statements
OFSE segment, to the JV Company and received as consideration 50% of the shares of the JV Company, cash of $70 million, and a promissory note of $80 million. The transaction resulted in an immaterial gain.
ACQUISITIONS
During 2023, we completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in April 2023. Altus Intervention is a leading international provider of well intervention services and downhole technology. The assets acquired and liabilities assumed in these acquisitions were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of these acquisitions, we recorded $138 million of goodwill and $58 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our consolidated financial statements.
During 2022, we completed several acquisitions for total cash consideration of $767 million, net of cash acquired of $50 million, subject to the finalization of post-closing working capital adjustments. The transactions have been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. As a result of these acquisitions, we recorded $458 million of goodwill and $211 million of intangible assets. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our consolidated financial statements.
NOTE 22. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2023 and 2022 include $1,346 million and $837 million, respectively, of employee related liabilities.
ALLOWANCE FOR CREDIT LOSSES
The following table presents the change in allowance for credit losses:

	2023	2022
Balance at beginning of year	$341	$400
Provision	79	69
Write-offs	(26)	(34)
Prior year recoveries	(31)	(44)
Other	(13)	(50)
Balance at end of year	$350	$341
CASH FLOW DISCLOSURES
Supplemental cash flow disclosures consist of the following:

	2023	2022	2021
Income taxes paid, net of refunds	$595	$498	$314
Interest paid	$309	$291	$305
Baker Hughes Company 2023 Form 10-K | 92

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

			Plans
Name and Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Shares to be Sold	Expiration
James E. Apostolides, Senior Vice President, Enterprise Operational Excellence	Adoption	November 22, 2023	X		15,000	Earlier of when all shares under plan are sold and April 8, 2024
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
Sixth Amended and Restated Bylaws

On February 1, 2024, the Board of Directors adopted the sixth amended and restated bylaws of the Company (the “Sixth Amended and Restated Bylaws”), effective February 1, 2024, to remove references to GE and otherwise make conforming changes to reflect GE’s exit from its investment in the Company.

The foregoing description of the amendments made in the Sixth Amended and Restated Bylaws does not purport to be complete and is qualified by reference to the Sixth Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Baker Hughes Company 2023 Form 10-K | 93

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct and the Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report on Form 10-K. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2023 ("Proxy Statement"), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information for this item is set forth in the following section of our Proxy Statement, which section is incorporated herein by reference: "Executive Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and our management is set forth in the sections entitled "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Section 16(a) Director and Executive Officers" in our Proxy Statement, which sections are incorporated herein by reference.
We permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Exchange Act. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company's stock over a set period of time. Persons using such plan must act in good faith with respect to the contract with the broker executing the trades, trading instructions and the trading plan as a whole. Such plan must be established at a time when the individual is not in possession of material, nonpublic information and will be subject to a cooling off period to the initial trade thereunder. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual's subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have and may enter into stock sales plans for the sale of shares of our Class A common stock which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. In addition, the Company has and may in the future enter into repurchases of our Class A common stock under a plan that complies with Rule 10b5-1 or Rule 10b-18 of the Exchange Act.
Baker Hughes Company 2023 Form 10-K | 94

Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2023 with respect to shares of our Class A common stock that may be issued under our current and prior LTI Plans (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Shareholder-approved plans	2.2	$33.92	25.1
Nonshareholder-approved plans	—	—	—
Subtotal (except for weighted average exercise price)	2.2	33.92	25.1
Employee stock purchase plan	—	—	8.7(1)
Total	2.2	$33.92	33.8
(1)Employee stock purchase plan shares of 0.5 million will be issued in the first quarter of 2024 that relate to the three months ended December 31, 2023 purchase period. The remaining 8.2 million shares are available for future issuance.
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
Baker Hughes Company 2023 Form 10-K | 95

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

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Baker Hughes Company dated October 17, 2019.
3.2*	Sixth Amended and Restated Bylaws of Baker Hughes Company dated February 1, 2024.
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
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

4.7
Seventh Supplemental Indenture dated December 31, 2023, to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc., as Existing Obligors, Baker Hughes Company, as Parent Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.8	Indenture, dated May 15, 1994, between Western Atlas Inc. and The Bank of New York Mellon, as Trustee.
4.9
First Supplemental Indenture dated July 3, 2017, to the Indenture dated as of May 15, 1994, by and among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC and Baker Hughes International Branches, LLC, as New Obligors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.10
Second Supplemental Indenture, dated December 31, 2023, to the Indenture dated as of May 15, 1994, by and among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC and Baker Hughes International Branches, LLC, as Existing Obligors, Baker Hughes Company, as Parent Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.11
First Supplemental Indenture, dated as of July 3, 2017, to the Indenture dated as of May 15, 1991, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

Baker Hughes Company 2023 Form 10-K | 96

4.12
Second Supplemental Indenture, dated as of December 31, 2023, to the Indenture dated as of May 15, 1991, among Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc., as Existing Obligors, Baker Hughes Company, as Parent Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.13	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.14	Form of Stock Certificate for Class A Common Stock of Baker Hughes Company under the Laws of the State of Delaware.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
10.2	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.3	Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.4	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.5
TMA Master Settlement Agreement as of February 13, 2023 among General Electric Company, Baker Hughes Company, EHHC Newco, LLC and Baker Hughes Holdings LLC to settle disputes under the Tax Matters Agreement.

10.6
Credit Agreement, dated as of November 21, 2023, among Baker Hughes Holdings LLC, as the borrower, Baker Hughes Company, as the parent guarantor, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7+	Amended and Restated Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan.
10.8+	Amended and Restated Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan.
10.9+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated 2011.
10.10+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers dated January 2014.
10.11+	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers June 2014.
10.12+	Baker Hughes Company 2017 Long-Term Incentive Plan.
10.13+	Baker Hughes Company 2021 Long-Term Incentive Plan.
10.14+	Baker Hughes Company Executive Officer Short Term Incentive Compensation Plan as Amended and Restated.
10.15+	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated.
10.16+	Amendment to the Baker Hughes Company Benefits Plans including the Baker Hughes Company 2017 Long-Term Incentive Plan.
10.17+	Baker Hughes Company Executive Severance Program.
10.18+	First Amendment to the Baker Hughes Company Executive Severance Program effective January 1, 2020.
10.19+	Baker Hughes Company Executive Change in Control Severance Plan.
10.20+	Baker Hughes Company Employee Stock Purchase Plan as Amended and Restated.
10.21+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.22+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.23+	Baker Hughes Company Supplemental Retirement Plan, as amended and restated effective as of January 1, 2020.
10.24+	Baker Hughes Company Form of Indemnification Agreement dated July 2017.
10.25+	Baker Hughes Company Form of Director and Officer Indemnification Agreement dated March 18, 2020.
10.26+	Baker Hughes Company Form of Stock Option Award Agreement dated July 2017.
10.27+	Baker Hughes Company Form of Senior Executive Stock Option Award Agreement dated July 2017.
10.28+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2018.
10.29+	Offer Letter between Baker Hughes Company and Lorenzo Simonelli, dated as of August 1, 2017.
10.30+	Restricted Stock Unit Award Agreement between Baker Hughes Company and Lorenzo Simonelli dated as of June 1, 2018.
Baker Hughes Company 2023 Form 10-K | 97

10.31+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2019.
10.32+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2020.
10.33+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2020.
10.34+	Baker Hughes Company Form of ROIC Performance Share Unit Award Agreement dated January 2020.
10.35+	Baker Hughes Company Form of TSR Performance Share Unit Award Agreement dated January 2020.
10.36+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2020.
10.37+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2021.
10.38+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2021.
10.39+	Baker Hughes Company Form of Performance Share Unit Award Agreement dated January 2021.
10.40+	Form of Transformation Incentive Award Agreement dated January 2021.
10.41+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2022.
10.42+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2022.
10.43+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2022.
10.44+	Baker Hughes Company Form of Director Stock Unit Award Agreement dated March 2022.
10.45+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2023.
10.46+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year cliff vest for new hires) dated January 2023.
10.47+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year ratable vest for new hires) dated January 2023.
10.48	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
10.49+*	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated February 2024.
19*	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
95*	Mine Safety Disclosures.
97*	Recoupment of Compensation Policy.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
ITEM 16. FORM 10-K SUMMARY
None.
Baker Hughes Company 2023 Form 10-K | 98

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES COMPANY

Date:	February 5, 2024	/s/ LORENZO SIMONELLI
Lorenzo Simonelli Chairman, President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lorenzo Simonelli, Nancy Buese and Georgia Magno, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 5th day of February 2024.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ NANCY BUESE	Chief Financial Officer
(Nancy Buese)	(principal financial officer)

/S/ REBECCA CHARLTON	Senior Vice President, Controller and Chief Accounting Officer
(Rebecca Charlton)	(principal accounting officer)
Baker Hughes Company 2023 Form 10-K | 99

Signature	Title

/s/ ABDULAZIZ M. AL GUDAIMI	Director
(Abdulaziz M. Al Gudaimi)

/s/ W. GEOFFREY BEATTIE	Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director
(Cynthia B. Carroll)

/s/ NELDA J. CONNORS	Director
(Nelda J. Connors)

/s/ MICHAEL R. DUMAIS	Director
(Michael R. Dumais)

/s/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director
(John G. Rice)

/s/ MOHSEN M. SOHI	Director
(Mohsen M. Sohi)
Baker Hughes Company 2023 Form 10-K | 100