Form 10-Q
period 2024-03-31
Baker Hughes Co
filed 2024-04-24
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☑
As of April 18, 2024, the registrant had outstanding 997,997,634 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2024 First Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Revenue:
Sales of goods	$3,999	$3,484
Sales of services	2,419	2,232
Total revenue	6,418	5,716

Costs and expenses:
Cost of goods sold	3,401	2,982
Cost of services sold	1,739	1,585
Selling, general and administrative	618	655
Restructuring, impairment and other	7	56
Total costs and expenses	5,765	5,278
Operating income	653	438
Other non-operating income, net	29	386
Interest expense, net	(41)	(64)
Income before income taxes	641	760
Provision for income taxes	(178)	(179)
Net income	463	581
Less: Net income attributable to noncontrolling interests	8	5
Net income attributable to Baker Hughes Company	$455	$576

Per share amounts:
Basic income per Class A common stock	$0.46	$0.57
Diluted income per Class A common stock	$0.45	$0.57

Cash dividend per Class A common stock	$0.21	$0.19
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 First Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income	$463	$581
Less: Net income attributable to noncontrolling interests	8	5
Net income attributable to Baker Hughes Company	455	576
Other comprehensive income (loss):
Foreign currency translation adjustments	(63)	(61)
Cash flow hedges	2	(1)
Benefit plans	2	7
Other comprehensive loss	(59)	(55)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—
Other comprehensive loss attributable to Baker Hughes Company	(59)	(55)
Comprehensive income	404	526
Less: Comprehensive income attributable to noncontrolling interests	8	5
Comprehensive income attributable to Baker Hughes Company	$396	$521
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 First Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,717	$2,646
Current receivables, net	6,873	7,075
Inventories, net	5,339	5,094
All other current assets	1,491	1,486
Total current assets	16,420	16,301
Property, plant and equipment (net of accumulated depreciation of $5,824 and $5,678)	4,931	4,893
Goodwill	6,114	6,137
Other intangible assets, net	4,055	4,093
Contract and other deferred assets	1,824	1,756
All other assets	3,067	3,043
Deferred income taxes	730	722
Total assets	$37,141	$36,945
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,595	$4,471
Short-term and current portion of long-term debt	147	148
Progress collections and deferred income	5,711	5,542
All other current liabilities	2,726	2,830
Total current liabilities	13,179	12,991
Long-term debt	5,859	5,872
Deferred income taxes	149	176
Liabilities for pensions and other postretirement benefits	984	978
All other liabilities	1,420	1,409
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 998 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Capital in excess of par value	26,610	26,983
Retained loss	(8,364)	(8,819)
Accumulated other comprehensive loss	(2,855)	(2,796)
Baker Hughes Company equity	15,391	15,368
Noncontrolling interests	159	151
Total equity	15,550	15,519
Total liabilities and equity	$37,141	$36,945
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 First Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$—	$26,983	$(8,819)	$(2,796)	$151	$15,519
Comprehensive income:
Net income			455		8	463
Other comprehensive loss				(59)		(59)
Dividends on Class A common stock ($0.21 per share)		(210)				(210)
Repurchase and cancellation of Class A common stock		(158)				(158)
Stock-based compensation cost		51				51
Other		(56)				(56)
Balance at March 31, 2024	$—	$26,610	$(8,364)	$(2,855)	$159	$15,550

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$—	$28,126	$(10,761)	$(2,971)	$131	$14,525
Comprehensive income:
Net income			576		5	581
Other comprehensive loss				(55)		(55)
Dividends on Class A common stock ($0.19 per share)		(192)				(192)
Stock-based compensation cost		49				49
Other		(58)			(1)	(59)
Balance at March 31, 2023	$—	$27,925	$(10,185)	$(3,026)	$135	$14,849
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 First Quarter Form 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$463	$581
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	283	269
Gain on equity securities	(52)	(392)
Provision (benefit) for deferred income taxes	(24)	58
Stock-based compensation cost	51	49
Inventory impairment	—	18
Changes in operating assets and liabilities:
Current receivables	199	(332)
Inventories	(265)	(265)
Accounts payable	173	43
Progress collections and deferred income	170	639
Contract and other deferred assets	(68)	(148)
Other operating items, net	(146)	(59)
Net cash flows from operating activities	784	461
Cash flows from investing activities:
Expenditures for capital assets	(333)	(310)
Proceeds from disposal of assets	51	46
Other investing items, net	13	35
Net cash flows used in investing activities	(269)	(229)
Cash flows from financing activities:
Dividends paid	(210)	(192)
Repurchase of Class A common stock	(158)	—
Other financing items, net	(59)	(58)
Net cash flows used in financing activities	(427)	(250)
Effect of currency exchange rate changes on cash and cash equivalents	(17)	(55)
Increase (decrease) in cash and cash equivalents	71	(73)
Cash and cash equivalents, beginning of period	2,646	2,488
Cash and cash equivalents, end of period	$2,717	$2,415
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$108	$163
Interest paid	$48	$50
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 First Quarter Form 10-Q | 5

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
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
In the Company's financial statements and notes, certain prior year amounts have been reclassified to conform with the current year presentation. In the notes to the unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2023 Annual Report for the discussion of our significant accounting policies.
Supply Chain Finance Programs
As of March 31, 2024 and December 31, 2023, $391 million and $332 million of supply chain finance program liabilities are recorded in "Accounts payable" in our condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in our condensed consolidated statements of cash flows when settled.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 6

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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	March 31, 2024	December 31, 2023
Customer receivables	$5,863	$6,033
Other	1,336	1,392
Total current receivables	7,199	7,425
Less: Allowance for credit losses	(326)	(350)
Total current receivables, net	$6,873	$7,075
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
NOTE 3. INVENTORIES
Inventories, net of reserves of $382 million and $389 million as of March 31, 2024 and December 31, 2023, respectively, consist of the following:

	March 31, 2024	December 31, 2023
Finished goods	$2,575	$2,626
Work in process and raw materials	2,764	2,468
Total inventories, net	$5,339	$5,094
During the three months ended March 31, 2023, we recorded inventory impairments of $18 million, primarily in our Oilfield Services & Equipment ("OFSE") segment. See "Note 17. Restructuring, Impairment, and Other" for further information.
Baker Hughes Company 2024 First Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,940	$(836)	$1,104	$1,945	$(818)	$1,127
Technology	1,258	(921)	337	1,253	(899)	354
Trade names and trademarks	291	(189)	102	290	(186)	104
Capitalized software	1,437	(1,127)	310	1,413	(1,107)	306
Finite-lived intangible assets	4,926	(3,073)	1,853	4,901	(3,010)	1,891
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,128	$(3,073)	$4,055	$7,103	$(3,010)	$4,093
Amortization expense for the three months ended March 31, 2024 and 2023 was $68 million and $63 million, respectively.
Estimated amortization expense for the remainder of 2024 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2024	$190
2025	215
2026	170
2027	147
2028	126
2029	105
Baker Hughes Company 2024 First Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. Our long-term product service agreements are provided by our Industrial & Energy Technology ("IET") segment. Our long-term equipment contracts are provided by both our IET and OFSE segments. Contract assets consist of the following:

	March 31, 2024	December 31, 2023
Long-term product service agreements	$402	$418
Long-term equipment contracts and certain other service agreements	1,271	1,184
Contract assets (total revenue in excess of billings)	1,673	1,602
Deferred inventory costs	128	126
Other costs to fulfill or obtain a contract	22	28
Contract and other deferred assets	$1,824	$1,756
Revenue recognized during the three months ended March 31, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $(1) million and $1 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability resulting in an adjustment of earnings.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	March 31, 2024	December 31, 2023
Progress collections	$5,573	$5,405
Deferred income	138	137
Progress collections and deferred income (contract liabilities)	$5,711	$5,542
Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liabilities at the beginning of the period was $1,476 million and $962 million, respectively.
NOTE 7. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2024	2023
Long-term fixed lease	$74	$69
Long-term variable lease	24	15
Short-term lease	140	128
Total operating lease expense	$238	$212
Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2024 and 2023.
Baker Hughes Company 2024 First Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The weighted-average remaining lease term as of March 31, 2024 and December 31, 2023 was approximately seven years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2024 and December 31, 2023 was 4.0% and 3.3%, respectively.
NOTE 8. DEBT
The carrying value of our short-term and long-term debt consist of the following:

	March 31, 2024	December 31, 2023
Short-term and current portion of long-term debt
8.55% Debentures due June 2024	$108	$109
Other debt	39	39
Total short-term and current portion of long-term debt	147	148

Long-term debt
2.061% Senior Notes due December 2026	598	598
3.337% Senior Notes due December 2027	1,289	1,294
6.875% Notes due January 2029	266	268
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,279	1,281
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	67	73
Total long-term debt	5,859	5,872
Total debt	$6,006	$6,020
The estimated fair value of total debt at March 31, 2024 and December 31, 2023 was $5,479 million and $5,571 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. In addition, we have authorization to issue up to $3 billion of commercial paper. At March 31, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement and no outstanding commercial paper.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with Baker Hughes Holdings LLC ("BHH LLC") on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2024, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5,900 million.
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2024, we were in compliance with all debt covenants.
Baker Hughes Company 2024 First Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. INCOME TAXES
For the three months ended March 31, 2024, the provision for income taxes was $178 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
For the three months ended March 31, 2023, the provision for income taxes was $179 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
NOTE 10. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock each of which have a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding. We have not issued any preferred stock.
We have a share repurchase program which we expect to fund from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2024, the Company repurchased and canceled 5.4 million shares of Class A common stock for $158 million, representing an average price per share of $29.32. There were no shares of Class common stock repurchased during the three months ended March 31, 2023. As of March 31, 2024, the Company had authorization remaining to repurchase up to approximately $2.1 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2024	2023
Balance at January 1	997,709	1,005,960
Issue of shares upon vesting of restricted stock units (1)	4,745	5,342
Issue of shares on exercise of stock options (1)	—	88
Issue of shares for employee stock purchase plan	458	491
Repurchase and cancellation of Class A common stock	(5,399)	—
Balance at March 31	997,513	1,011,881
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
Baker Hughes Company 2024 First Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(63)	2	(1)	(62)
Amounts reclassified from accumulated other comprehensive loss	—	1	3	4
Deferred taxes	—	(1)	—	(1)
Other comprehensive income (loss)	(63)	2	2	(59)
Balance at March 31, 2024	$(2,576)	$(4)	$(275)	$(2,855)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive loss before reclassifications	(61)	(1)	3	(59)
Amounts reclassified from accumulated other comprehensive loss	—	1	4	5
Other comprehensive income (loss)	(61)	(1)	7	(55)
Balance at March 31, 2023	$(2,727)	$(10)	$(289)	$(3,026)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments.
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Net income	$463	$581
Less: Net income attributable to noncontrolling interests	8	5
Net income attributable to Baker Hughes Company	$455	$576

Weighted average shares outstanding:
Class A basic	998	1,010
Class A diluted	1,004	1,018
Net income per share attributable to common stockholders:
Class A basic	$0.46	$0.57
Class A diluted	$0.45	$0.57
Baker Hughes Company 2024 First Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2024 and 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 1 million and 2 million options, respectively, that were excluded because the exercise price exceeded the average market price of our Class A common stock and is therefore antidilutive.
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$21	$—	$21	$—	$34	$—	$34
Investment securities	1,042	—	2	1,044	1,040	—	2	1,042
Total assets	1,042	21	2	1,065	1,040	34	2	1,076

Liabilities
Derivatives	—	(73)	—	(73)	—	(76)	—	(76)
Total liabilities	$—	$(73)	$—	$(73)	$—	$(76)	$—	$(76)

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$30	$—	$—	$30	$66	$1	$—	$67
Equity securities	529	485	—	1,014	527	451	(3)	975
Total	$559	$485	$—	$1,044	$593	$452	$(3)	$1,042
(1)Gains recorded to earnings related to these securities were $27 million and $392 million for the three months ended March 31, 2024 and 2023, respectively.
(2)As of March 31, 2024, our non-U.S. debt securities are classified as available for sale securities and mature within two years.
As of March 31, 2024 and December 31, 2023, the balance of our equity securities with readily determinable fair values is $1,014 million and $975 million, respectively, and is comprised mainly of our investment in ADNOC Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. We measured our investments at fair value based on quoted prices in active markets.
Gains recorded to earnings for our equity securities with readily determinable fair values were $52 million and $392 million for the three months ended March 31, 2024 and 2023, respectively. Gains (losses) related to our equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in the condensed consolidated statements of income (loss).
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2024 and December 31, 2023 approximates their carrying value
Baker Hughes Company 2024 First Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$10	$(1)	$10	$(3)
Interest rate swap contracts	—	(57)	—	(52)

Derivatives not accounted for as hedges
Currency exchange contracts and other	11	(15)	24	(21)
Total derivatives	$21	$(73)	$34	$(76)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2024 and December 31, 2023, $19 million and $31 million of derivative assets are recorded in "All other current assets" and $2 million and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of March 31, 2024 and December 31, 2023, $16 million and $23 million of derivative liabilities are recorded in "All other current liabilities" and $57 million and $53 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
In January 2024, we issued a credit default swap ("CDS") for a notional amount of $261 million to a third-party financial institution. The CDS relates to a secured borrowing provided by the financial institution to a customer in Mexico that was utilized to pay certain of our outstanding receivables. The notional amount of the CDS will reduce on a monthly basis over its 26-month term. As of March 31, 2024, the fair value of this derivative liability was not material.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of March 31, 2024 and December 31, 2023, the maximum term of cash flow hedges that hedge forecasted transactions was approximately two years.
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
As of March 31, 2024 and December 31, 2023, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to
Baker Hughes Company 2024 First Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
changes in fair value that are attributable to interest rate risk. As of July 1, 2023, the interest rate changed to be based on a Secured Overnight Financing Rate index. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. We disclose the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by us and the counterparties. A substantial majority of the outstanding notional amount of $5.0 billion and $4.2 billion at March 31, 2024 and December 31, 2023, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2024 First Quarter Form 10-Q | 15

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
The series of tables below present our revenue disaggregated by these categories.

	Three Months Ended March 31,
Total Revenue	2024	2023
Well Construction	$1,061	$1,061
Completions, Intervention & Measurements	1,006	909
Production Solutions	945	938
Subsea & Surface Pressure Systems	771	670
Oilfield Services & Equipment	3,783	3,577
Gas Technology Equipment	1,210	831
Gas Technology Services	614	591
Total Gas Technology	1,824	1,422
Industrial Products	462	423
Industrial Solutions	265	222
Controls (1)	—	40
Total Industrial Technology	727	685
Climate Technology Solutions	83	31
Industrial & Energy Technology	2,634	2,138
Total	$6,418	$5,716
(1)The sale of our controls business was completed in April 2023.

	Three Months Ended March 31,
Oilfield Services & Equipment Geographic Revenue	2024	2023
North America	$990	$992
Latin America	637	661
Europe/CIS/Sub-Saharan Africa	750	581
Middle East/Asia	1,405	1,345
Oilfield Services & Equipment	$3,783	$3,577
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $32.7 billion. As of March 31, 2024, we expect to recognize revenue of approximately 62%, 74% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
Baker Hughes Company 2024 First Quarter Form 10-Q | 16

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
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31,
Revenue	2024	2023
Oilfield Services & Equipment	$3,783	$3,577
Industrial & Energy Technology	2,634	2,138
Total	$6,418	$5,716
Baker Hughes Company 2024 First Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
Income before income taxes	2024	2023
Oilfield Services & Equipment	$422	$371
Industrial & Energy Technology	330	241
Total segment	752	612
Corporate	(92)	(100)
Inventory impairment (1)	—	(18)
Restructuring, impairment and other	(7)	(56)
Other non-operating income, net	29	386
Interest expense, net	(41)	(64)
Income before income taxes	$641	$760
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization:

	Three Months Ended March 31,
Depreciation and amortization	2024	2023
Oilfield Services & Equipment	$222	$208
Industrial & Energy Technology	56	56
Total segment	279	264
Corporate	4	5
Total	$283	$269
NOTE 15. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with General Electric Company ("GE") in 2019. As of March 31, 2024, the Aero JV was jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the Aero JV. In February 2024, we received notice from GE that it intends to transfer its interest in the Aero JV to GE Vernova LLC in the second quarter of 2024. The transfer occurred as a result of GE's spin-off of GE Vernova. We had purchases from the Aero JV of $103 million and $114 million during the three months ended March 31, 2024 and 2023, respectively. We have $82 million and $71 million of accounts payable at March 31, 2024 and December 31, 2023, respectively, for products and services provided by the Aero JV in the ordinary course of business.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 18

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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act of 1933 and the Exchange Act. At this time, we are not able to predict the outcome of these proceedings.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $5.1 billion at March 31, 2024. It is not practicable to estimate the fair value of these financial instruments. As of March 31, 2024, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $7 million and $56 million during the three months ended March 31, 2024 and 2023, respectively.
The charges in the first quarter of 2023 primarily relate to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. These actions also included inventory impairments of $18 million, recorded in "Cost of goods sold" in our condensed consolidated statements of income (loss).
The following table presents restructuring and impairment charges by the impacted segment; however, these net charges are not included in the reported segment results:

Three Months Ended
Segments	March 31, 2023
Oilfield Services & Equipment	$15
Industrial & Energy Technology	14
Corporate	27
Total	$56
The following table presents restructuring and impairment charges by type, and includes gains on the dispositions of certain facilities as a consequence of exit activities:

Three Months Ended
Charges by Type	March 31, 2023
Property, plant & equipment, net	$15
Employee-related termination costs	31
Other incremental costs	10
Total	$56
Baker Hughes Company 2024 First Quarter Form 10-Q | 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
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
EXECUTIVE SUMMARY
Market Conditions
In the first quarter of 2024, we saw strong momentum across the Company with significant improvement in our financial results over the first quarter of 2023, including key commercial successes, growth in revenue, expansion of operating margins and strong cash flow from operating activities.
As we look to the rest of 2024, we remain balanced on the oil and gas outlook and continue to see areas of strength across our broad portfolio. We continue to believe in a multiyear upstream spending cycle, which, we believe, will be more durable and less sensitive to commodity price swings relative to prior cycles and led by international and offshore markets.
In OFSE, a resilient global economy, a steeper than expected seasonal decline in U.S. oil production to start the year, and the roll forward of Organization of the Petroleum Exporting Countries (OPEC+) production cuts have helped to keep global oil markets more balanced. We maintain our expectations for year-over-year decline in activity in North America that we expect to be more than offset by growth in international market in 2024. Beyond 2024, we expect continued upstream spending growth, although at a more moderate pace than we have experienced in recent years and with increased focus on optimizing production from existing assets, leveraging our production and digital solutions businesses.
In IET, we also remain optimistic on the global natural gas outlook, seeing a continued shift towards the development of natural gas and liquefied natural gas ("LNG"). As a result, the LNG project pipeline remains strong driven by expectations for continued energy demand growth and the desire to decarbonize the energy ecosystem.
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
Financial Results and Key Company Initiatives
In the first quarter of 2024, the Company generated revenue of $6,418 million, compared to $5,716 million in the first quarter of 2023, increasing $702 million or 12%. The increase in revenue was primarily driven by higher volume in IET on Gas Technology Equipment project backlog execution and better activity in OFSE. Income before tax was $641 million in the first quarter of 2024 compared to $760 million in the first quarter of 2023, decreasing $119 million. The decrease in income before tax was driven primarily by the decrease of positive effect from the change in fair value on certain equity securities compared to the first quarter of 2023, partially offset higher volume and price in both segments and structural cost-out initiatives.
Our journey of transformation continues. The business has undertaken significant structural changes, and we see the cost-out performance coming through our operating results. We have made significant progress; however, there is still more work to do to further identify areas to simplify and create efficiencies and modernize how the
Baker Hughes Company 2024 First Quarter Form 10-Q | 21

business operates, including recent actions launched in OFSE to remove duplication and further streamline the business.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the third quarter of 2023 by one cent to $0.20 per share and again in the first quarter of 2024 by one cent to $0.21 per share. In the first quarter of 2024, we returned a total of $368 million to shareholders in the form of dividends and share repurchases.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: North America activity has recently flattened out after trending lower for most of 2023, and we expect this flattening trend to last into the second quarter of 2024 before seeing a modest recovery in activity during the second half of the year.
•OFSE International activity: We expect spending outside of North America to experience solid growth in 2024, as compared to 2023.
•IET LNG projects: We remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including: hydrogen; geothermal; carbon capture, utilization and storage; energy storage; clean power; and emissions abatement solutions. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
Corporate Responsibility
We believe we have an important role to play in society as an industry leader and partner. We view the area of environmental, social, and governance as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2022 Corporate Sustainability Report a 28% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2024 and 2023, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 22

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2024	2023
Brent oil price ($/Bbl) (1)	$82.92	$81.07
WTI oil price ($/Bbl) (2)	77.50	75.93
Natural gas price ($/mmBtu) (3)	2.15	2.64
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices, which increased from the same quarter last year, ranging from a high of $87.36/Bbl in March 2024 to a low of $75.47/Bbl in January 2024. For the three months ended March 31, 2024, Brent oil prices averaged $82.92/Bbl, which represented an increase of $1.85/Bbl from the same period last year.
In North America, customer spending is influenced by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a high of $84.39/Bbl in March 2024 to a low of $70.62/Bbl in January 2024. For the three months ended March 31, 2024, WTI oil prices averaged $77.50/Bbl, which represented an increase of $1.57/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.15/mmBtu in the first quarter of 2024, representing a 19% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $13.20/mmBtu in January 2024 to a low of $1.25/mmBtu in March 2024.
Baker Hughes Rig Count
The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active, they consume products and services produced by the oil service industry. Rig count trends are driven by the exploration and development spending by oil and natural gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. The counts may reflect the relative strength and stability of energy prices and overall market activity; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 23

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023	% Change
North America	831	982	(15)%
International	965	915	5%
Worldwide	1,796	1,897	(5)%
The worldwide rig count was 1,796 for the first quarter of 2024, a decrease of 5% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was primarily driven by the U.S. rig count, which was down 18% when compared to the same period last year, and a decrease in the Canada rig count, which was down 6% when compared to the same period last year. Internationally, the rig count increase was driven by an increase in the Africa, Middle East, Asia Pacific, and Europe regions of 19%, 8%, 8%, and 2%, respectively.
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
Our condensed consolidated statements of income (loss) displays sales and costs of sales in accordance with the Securities and Exchange Commission ("SEC") regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
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
Baker Hughes Company 2024 First Quarter Form 10-Q | 24

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
Orders and Remaining Performance Obligations
Orders: We recognized orders of $6.5 billion and $7.6 billion for the three months ended March 31, 2024 and 2023, respectively.
We recognized OFSE orders of $3.6 billion and $4.1 billion, and IET orders of $2.9 billion and $3.5 billion for the three months ended March 31, 2024 and 2023, respectively. Within IET, Gas Technology orders were $1.9 billion and $2.4 billion, Industrial Technology orders were $0.8 billion and $0.9 billion, and Climate Technology Solutions ("CTS") orders were $0.2 billion and $0.3 billion, for the three months ended March 31, 2024 and 2023, respectively. References to total new energy orders incorporates CTS in IET of $0.2 billion.
Remaining Performance Obligations ("RPO"): As of March 31, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $32.7 billion. As of March 31, 2024, OFSE remaining performance obligations totaled $3.4 billion, and IET remaining performance obligations totaled $29.3 billion.
Revenue and Operating Income
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31,		$ Change
	2024	2023
Revenue:
Well Construction	$1,061	$1,061	$—
Completions, Intervention & Measurements	1,006	909	97
Production Solutions	945	938	7
Subsea & Surface Pressure Systems	771	670	101
Oilfield Services & Equipment	3,783	3,577	206
Gas Technology Equipment	1,210	831	379
Gas Technology Services	614	591	23
Total Gas Technology	1,824	1,422	402
Industrial Products	462	423	39
Industrial Solutions	265	222	42
Controls (1)	—	40	(40)
Total Industrial Technology	727	685	42
Climate Technology Solutions	83	31	52
Industrial & Energy Technology	2,634	2,138	496
Total	$6,418	$5,716	$702
(1)The sale of our controls business was completed in April 2023.
Baker Hughes Company 2024 First Quarter Form 10-Q | 25

The following table presents Oilfield Services & Equipment revenue by geographic region:

	Three Months Ended March 31,		$ Change
	2024	2023
North America	$990	$992	$(2)
Latin America	637	661	(23)
Europe/CIS/Sub-Saharan Africa	750	581	170
Middle East/Asia	1,405	1,345	61
Oilfield Services & Equipment	$3,783	$3,577	$206

North America	$990	$992	$(2)
International	2,793	2,586	208
The following table presents segment operating income through to net income for the Company.

	Three Months Ended March 31,		$ Change
	2024	2023
Segment operating income:
Oilfield Services & Equipment	$422	$371	$50
Industrial & Energy Technology	330	241	89
Total segment operating income	752	612	139
Corporate	(92)	(100)	8
Inventory impairment (1)	—	(18)	18
Restructuring, impairment and other	(7)	(56)	49
Operating income	653	438	215
Other non-operating income, net	29	386	(357)
Interest expense, net	(41)	(64)	23
Income before income taxes	641	760	(119)
Provision for income taxes	(178)	(179)	1
Net income	$463	$581	$(118)
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Segment Revenues and Segment Operating Income
First Quarter of 2024 Compared to the First Quarter of 2023
Revenue increased $702 million, or 12%, driven by increased activity across both segments. OFSE increased $206 million and IET increased $496 million. Total segment operating income increased $139 million, driven by both segments.
Oilfield Services & Equipment
OFSE revenue of $3,783 million increased $206 million, or 6%, in the first quarter of 2024 compared to the first quarter of 2023, as a result of increased international activity as evidenced by an increase in the international rig count. International revenue was $2,793 million in the first quarter of 2024, an increase of $208 million from the first quarter of 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa and Middle East/Asia regions, partially offset by Latin America regions. North America revenue was $990 million in the first quarter of 2024, a decrease of $2 million from the first quarter of 2023.
Baker Hughes Company 2024 First Quarter Form 10-Q | 26

OFSE segment operating income was $422 million in the first quarter of 2024 compared to $371 million in the first quarter of 2023. The increase in operating income was primarily driven by higher volume, price, and cost-out initiatives partially offset by unfavorable business mix and inflationary pressure.
Industrial & Energy Technology
IET revenue of $2,634 million increased $496 million, or 23%, in the first quarter of 2024 compared to the first quarter of 2023. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in CTS, Industrial Technology and Gas Technology Services.
IET segment operating income was $330 million in the first quarter of 2024 compared to $241 million in the first quarter of 2023. The operating income performance in the first quarter of 2024 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix, inflationary pressure, and higher research and development spend.
Corporate
In the first quarter of 2024, corporate expenses were $92 million compared to $100 million in the first quarter of 2023. The decrease of $8 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In the first quarter of 2023, we recorded inventory impairments of $18 million predominately in our OFSE segment. Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the first quarter of 2024, we recognized $7 million of restructuring, impairment, and other charges, compared to $56 million in the first quarter of 2023. The charges in the first quarter of 2023 primarily relate to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments.
Other Non-Operating Income, Net
In the first quarter of 2024, we incurred $29 million of other non-operating income. Included in this amount was a net gain of $52 million from the change in fair value for certain equity investments. In the first quarter of 2023, we incurred $386 million of other non-operating income. Included in this amount was a gain of $392 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the first quarter of 2024, we incurred net interest expense of $41 million, which includes interest income of $30 million. Net interest expense decreased $23 million compared to the first quarter of 2023, primarily driven by higher interest income.
Income Taxes
In the first quarter of 2024, the provision for income taxes was $178 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
In the first quarter of 2023, the provision for income taxes was $179 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Baker Hughes Company 2024 First Quarter Form 10-Q | 27

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. Based on current enacted legislation, Baker Hughes anticipates the impact of Pillar Two to be immaterial to the Company for 2024.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At March 31, 2024, we had cash and cash equivalents of $2.7 billion compared to $2.6 billion at December 31, 2023.
In the U.S. we held cash and cash equivalents of approximately $0.8 billion and $0.6 billion and outside the U.S. of approximately $1.9 billion and $2.0 billion as of March 31, 2024 and December 31, 2023, respectively. A substantial portion of the cash held outside the U.S. at March 31, 2024 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of March 31, 2024 and December 31, 2023, we had $614 million and $637 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. In addition, we have authorization to issue up to $3 billion of commercial paper. At March 31, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement and no outstanding commercial paper.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At March 31, 2024, we were in compliance with all debt covenants. Our next debt maturity is June 2024.
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
During the three months ended March 31, 2024, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Baker Hughes Company 2024 First Quarter Form 10-Q | 28

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2024	2023
Operating activities	$784	$461
Investing activities	(269)	(229)
Financing activities	(427)	(250)
Operating Activities
Cash flows from operating activities generated cash of $784 million and $461 million for the three months ended March 31, 2024 and 2023, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
For the three months ended March 31, 2024, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, and deferred tax provision (benefit)). Net working capital cash generation was $209 million for the three months ended March 31, 2024, mainly due to accounts receivable, accounts payable, and progress collections on equipment contracts, partially offset by an increase in inventory as we continue to build for growth. Included in the cash flows from operating activities for three months ended March 31, 2024 are payments of $75 million made primarily for employee severance as a result of our restructuring activities.
For the three months ended March 31, 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets). Net working capital cash usage was $63 million for the three months ended March 31, 2023, mainly due to the increase in receivables and inventory as we build for growth, partially offset by strong progress collections on equipment contracts.
Investing Activities
Cash flows from investing activities used cash of $269 million and $229 million for the three months ended March 31, 2024 and 2023, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $333 million and $310 million for the three months ended March 31, 2024 and 2023, respectively, partially offset by cash flows from the disposal of PP&E of $51 million and $46 million for the three months ended March 31, 2024 and 2023, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
Financing Activities
Cash flows from financing activities used cash of $427 million and $250 million for the three months ended March 31, 2024 and 2023, respectively.
We increased our quarterly dividend in the first quarter of 2024 by one cent to $0.21 per share. We paid dividends of $210 million and $192 million to our Class A shareholders during the three months ended March 31, 2024 and 2023, respectively.
We repurchased and canceled 5.4 million shares of Class A common stock for a total of $158 million during the three months ended March 31, 2024. There were no shares of Class A common stock repurchased during the three months ended March 31, 2023.
Baker Hughes Company 2024 First Quarter Form 10-Q | 29

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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2024 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We currently anticipate making income tax payments in the range of $800 million to $850 million in 2024.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 17% as of March 31, 2024. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 71% of the total cash balance as of March 31, 2024. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Information
Baker Hughes has senior unsecured notes and senior unsecured debentures (collectively the "Debt Securities") outstanding with an aggregate principal amount of $5,900 million as of March 31, 2024, with maturities ranging from 2024 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100%-owned finance subsidiary of BHH LLC (the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations.
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for the Issuers because the combined assets, liabilities, and results of operations of the Issuers are not materially different than the corresponding amounts in Baker Hughes Company's condensed consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2023 Annual Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing,
Baker Hughes Company 2024 First Quarter Form 10-Q | 30

are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2023 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our 2023 Annual Report. Our exposure to market risk has not changed materially since December 31, 2023.
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
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2024 First Quarter Form 10-Q | 31

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2023 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2023 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2023 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
Jan 1-31, 2024	1,715,275	$30.21	—	$2,217,416,302
February 1-29, 2024	5,134,241	$29.29	5,123,565	$2,067,338,864
March 1-31, 2024	638,270	$30.68	275,766	$2,059,105,097
Total	7,487,786	$29.62	5,399,331
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
(4)During the three months ended March 31, 2024, we repurchased 5.4 million shares of Class A common stock at an average price of $29.32 per share for a total of $158 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
Baker Hughes Company 2024 First Quarter Form 10-Q | 32

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Plans		Number of Shares to be Sold	Expiration
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Lorenzo Simonelli, Chairman, President and Chief Executive Officer	Adoption	February 8, 2024	X		228,572	Earlier of when all shares under plan are sold and February 7, 2025
Maria Claudia Borras, Executive Vice President, Oilfield Services and Equipment	Adoption	February 21, 2024	X		55,980	Earlier of when all shares under plan are sold and December 31, 2024
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

3.2
Sixth Amended and Restated Bylaws of Baker Hughes Company dated February 1, 2024 (incorporated by reference to Exhibit 3.2 to Baker Hughes Company's Annual Report on Form 10-K filed with the SEC on February 5, 2024).

31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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
Baker Hughes Company 2024 First Quarter Form 10-Q | 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	April 24, 2024	By:	/s/ NANCY BUESE
Nancy Buese
Executive Vice President and Chief Financial Officer

Date:	April 24, 2024	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2024 First Quarter Form 10-Q | 34