Form 10-Q
period 2024-06-30
Baker Hughes Co
filed 2024-07-26
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☑
As of July 17, 2024, the registrant had outstanding 993,423,677 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2024 Second Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Sales of goods	$4,552	$3,793	$8,550	$7,276
Sales of services	2,587	2,522	5,007	4,754
Total revenue	7,139	6,315	13,557	12,030

Costs and expenses:
Cost of goods sold	3,780	3,255	7,182	6,237
Cost of services sold	1,869	1,749	3,607	3,332
Selling, general and administrative	643	695	1,261	1,351
Restructuring, impairment and other	14	102	21	158
Total costs and expenses	6,306	5,801	12,071	11,078
Operating income	833	514	1,486	952
Other non-operating income, net	38	158	67	544
Interest expense, net	(47)	(58)	(88)	(122)
Income before income taxes	824	614	1,465	1,374
Provision for income taxes	(243)	(200)	(421)	(379)
Net income	581	414	1,044	995
Less: Net income attributable to noncontrolling interests	2	4	10	10
Net income attributable to Baker Hughes Company	$579	$410	$1,034	$985

Per share amounts:
Basic income per Class A common stock	$0.58	$0.41	$1.04	$0.98
Diluted income per Class A common stock	$0.58	$0.40	$1.03	$0.97

Cash dividend per Class A common stock	$0.21	$0.19	$0.42	$0.38
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$581	$414	$1,044	$995
Less: Net income attributable to noncontrolling interests	2	4	10	10
Net income attributable to Baker Hughes Company	579	410	1,034	985
Other comprehensive income (loss):
Foreign currency translation adjustments	(128)	231	(192)	169
Cash flow hedges	(4)	11	(2)	11
Benefit plans	6	(10)	9	(4)
Other comprehensive income (loss)	(126)	232	(185)	176
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Other comprehensive income (loss) attributable to Baker Hughes Company	(126)	232	(185)	176
Comprehensive income	455	646	859	1,171
Less: Comprehensive income attributable to noncontrolling interests	2	4	10	10
Comprehensive income attributable to Baker Hughes Company	$453	$641	$849	$1,162
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,284	$2,646
Current receivables, net	7,051	7,075
Inventories, net	5,126	5,094
All other current assets	1,469	1,486
Total current assets	15,930	16,301
Property, plant and equipment (net of accumulated depreciation of $5,940 and $5,678)	4,951	4,893
Goodwill	6,105	6,137
Other intangible assets, net	4,019	4,093
Contract and other deferred assets	1,868	1,756
All other assets	3,107	3,043
Deferred income taxes	676	722
Total assets	$36,656	$36,945
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,649	$4,471
Short-term and current portion of long-term debt	34	148
Progress collections and deferred income	5,506	5,542
All other current liabilities	2,397	2,830
Total current liabilities	12,586	12,991
Long-term debt	5,861	5,872
Deferred income taxes	156	176
Liabilities for pensions and other postretirement benefits	984	978
All other liabilities	1,348	1,409
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 993 and 998 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Capital in excess of par value	26,340	26,983
Retained loss	(7,785)	(8,819)
Accumulated other comprehensive loss	(2,981)	(2,796)
Baker Hughes Company equity	15,574	15,368
Noncontrolling interests	147	151
Total equity	15,721	15,519
Total liabilities and equity	$36,656	$36,945
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$—	$26,983	$(8,819)	$(2,796)	$151	$15,519
Comprehensive income (loss):
Net income			1,034		10	1,044
Other comprehensive loss				(185)		(185)
Dividends on Class A common stock ($0.42 per share)		(419)				(419)
Repurchase and cancellation of Class A common stock		(324)				(324)
Stock-based compensation cost		101				101
Other		(1)			(14)	(15)
Balance at June 30, 2024	$—	$26,340	$(7,785)	$(2,981)	$147	$15,721

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2024	$—	$26,610	$(8,364)	$(2,855)	$159	$15,550
Comprehensive income (loss):
Net income			579		2	581
Other comprehensive loss				(126)		(126)
Dividends on Class A common stock ($0.21 per share)		(209)				(209)
Repurchase and cancellation of Class A common stock		(166)				(166)
Stock-based compensation cost		50				50
Other		55			(14)	41
Balance at June 30, 2024	$—	$26,340	$(7,785)	$(2,981)	$147	$15,721

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2024 Second Quarter Form 10-Q | 4

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$1,044	$995
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	566	545
Stock-based compensation cost	101	98
Gain on equity securities	(71)	(540)
Provision for deferred income taxes	33	110
Inventory impairment	—	33
Changes in operating assets and liabilities:
Current receivables	(5)	(323)
Inventories	(124)	(332)
Accounts payable	227	(156)
Progress collections and deferred income	17	1,223
Contract and other deferred assets	(151)	(236)
Other operating items, net	(505)	(97)
Net cash flows from operating activities	1,132	1,320
Cash flows from investing activities:
Expenditures for capital assets	(625)	(587)
Proceeds from disposal of assets	101	87
Proceeds from business dispositions	—	293
Net cash paid for acquisitions	—	(282)
Other investing items, net	(6)	75
Net cash flows used in investing activities	(530)	(414)
Cash flows from financing activities:
Repayment of long-term debt	(125)	—
Dividends paid	(419)	(384)
Repurchase of Class A common stock	(324)	(99)
Other financing items, net	(61)	(67)
Net cash flows used in financing activities	(929)	(550)
Effect of currency exchange rate changes on cash and cash equivalents	(35)	(39)
Increase (decrease) in cash and cash equivalents	(362)	317
Cash and cash equivalents, beginning of period	2,646	2,488
Cash and cash equivalents, end of period	$2,284	$2,805
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$336	$323
Interest paid	$150	$157
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 6

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
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
Supply Chain Finance Programs
As of June 30, 2024 and December 31, 2023, $448 million and $332 million of supply chain finance program liabilities are recorded in "Accounts payable" in our condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in our condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is continuing to evaluate the impact of this standard on our disclosures.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 7

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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	June 30, 2024	December 31, 2023
Customer receivables	$6,042	$6,033
Other	1,347	1,392
Total current receivables	7,389	7,425
Less: Allowance for credit losses	(338)	(350)
Total current receivables, net	$7,051	$7,075
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
NOTE 3. INVENTORIES
Inventories, net of reserves of $403 million and $389 million as of June 30, 2024 and December 31, 2023, respectively, consist of the following:

	June 30, 2024	December 31, 2023
Finished goods	$2,624	$2,626
Work in process and raw materials	2,502	2,468
Total inventories, net	$5,126	$5,094
During the three and six months ended June 30, 2023, we recorded inventory impairments of $15 million and $33 million, respectively, primarily in our Oilfield Services & Equipment ("OFSE") segment related to exit activities at specific locations. See "Note 17. Restructuring, Impairment, and Other" for further information.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,932	$(850)	$1,082	$1,945	$(818)	$1,127
Technology	1,254	(940)	314	1,253	(899)	354
Trade names and trademarks	290	(191)	99	290	(186)	104
Capitalized software	1,461	(1,139)	322	1,413	(1,107)	306
Finite-lived intangible assets	4,937	(3,120)	1,817	4,901	(3,010)	1,891
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,139	$(3,120)	$4,019	$7,103	$(3,010)	$4,093
Amortization expense for the three months ended June 30, 2024 and 2023 was $66 million and $63 million, respectively, and $133 million and $126 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated amortization expense for the remainder of 2024 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2024	$129
2025	222
2026	177
2027	154
2028	132
2029	110
Baker Hughes Company 2024 Second Quarter Form 10-Q | 9

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

	June 30, 2024	December 31, 2023
Long-term product service agreements	$395	$418
Long-term equipment contracts and certain other service agreements	1,324	1,184
Contract assets (total revenue in excess of billings)	1,719	1,602
Deferred inventory costs	128	126
Other costs to fulfill or obtain a contract	21	28
Contract and other deferred assets	$1,868	$1,756
Revenue recognized during the three months ended June 30, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $(3) million and $13 million, respectively, and $(4) million and $14 million during the six months ended June 30, 2024 and 2023, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	June 30, 2024	December 31, 2023
Progress collections	$5,359	$5,405
Deferred income	147	137
Progress collections and deferred income (contract liabilities)	$5,506	$5,542
Revenue recognized during the three months ended June 30, 2024 and 2023 that was included in the contract liabilities at the beginning of the period was $1,392 million and $507 million, respectively, and $2,868 million and $1,468 million during the six months ended June 30, 2024 and 2023, respectively.
NOTE 7. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, service centers, sales offices and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2024	2023	2024	2023
Long-term fixed lease	$73	$68	$146	$137
Long-term variable lease	21	19	45	34
Short-term lease	129	124	270	251
Total operating lease expense	$223	$210	$461	$422
Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2024 and 2023.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The weighted-average remaining lease term as of June 30, 2024 and December 31, 2023 was approximately seven years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2024 and December 31, 2023 was 4.1% and 3.9%, respectively.
NOTE 8. DEBT
The carrying value of our short-term and long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Short-term and current portion of long-term debt
8.55% Debentures due June 2024	$—	$109
Other debt	34	39
Total short-term and current portion of long-term debt	34	148

Long-term debt
2.061% Senior Notes due December 2026	598	598
3.337% Senior Notes due December 2027	1,292	1,294
6.875% Notes due January 2029	265	268
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,278	1,281
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	69	73
Total long-term debt	5,861	5,872
Total debt	$5,895	$6,020
The estimated fair value of total debt at June 30, 2024 and December 31, 2023 was $5,254 million and $5,571 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
We have a $3.0 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with Baker Hughes Holdings LLC ("BHH LLC") on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2024, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2024, we were in compliance with all debt covenants.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. INCOME TAXES
For the three and six months ended June 30, 2024, the provision for income taxes was $243 million and $421 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
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
NOTE 10. EQUITY
COMMON STOCK
We are authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding. We have not issued any preferred stock.
We have a share repurchase program which we expect to fund from cash generated from operations, and we expect to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2024, the Company repurchased and canceled 5.1 million and 10.5 million shares of Class A common stock for $166 million and $324 million, representing an average price per share of $32.19 and $30.72, respectively. During the three and six months ended June 30, 2023, the Company repurchased and canceled 3.6 million shares of Class A common stock for $99 million, representing an average price per share of $27.66. As of June 30, 2024, the Company had authorization remaining to repurchase up to approximately $1.9 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2024	2023
Balance at January 1	997,709	1,005,960
Issue of shares upon vesting of restricted stock units (1)	4,831	5,535
Issue of shares on exercise of stock options (1)	21	203
Issue of shares for employee stock purchase plan	919	959
Repurchase and cancellation of Class A common stock	(10,539)	(3,596)
Balance at June 30	992,941	1,009,061
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(192)	(3)	—	(195)
Amounts reclassified from accumulated other comprehensive loss	—	—	9	9
Deferred taxes	—	1	—	1
Other comprehensive income (loss)	(192)	(2)	9	(185)
Balance at June 30, 2024	$(2,705)	$(8)	$(268)	$(2,981)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive loss before reclassifications	169	11	(13)	167
Amounts reclassified from accumulated other comprehensive loss	—	2	7	9
Deferred taxes	—	(2)	2	—
Other comprehensive income (loss)	169	11	(4)	176
Balance at June 30, 2023	$(2,497)	$1	$(299)	$(2,795)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2024 and 2023 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments.
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$581	$414	$1,044	$995
Less: Net income attributable to noncontrolling interests	2	4	10	10
Net income attributable to Baker Hughes Company	$579	$410	$1,034	$985

Weighted average shares outstanding:
Class A basic	996	1,010	997	1,010
Class A diluted	1,001	1,015	1,002	1,016
Net income per share attributable to common stockholders:
Class A basic	$0.58	$0.41	$1.04	$0.98
Class A diluted	$0.58	$0.40	$1.03	$0.97
Baker Hughes Company 2024 Second Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2024 and 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 1 million and 2 million options, respectively, that were excluded because the exercise price exceeded the average market price of our Class A common stock and is therefore antidilutive.
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$15	$—	$15	$—	$34	$—	$34
Investment securities	1,044	—	2	1,046	1,040	—	2	1,042
Total assets	1,044	15	2	1,061	1,040	34	2	1,076

Liabilities
Derivatives	—	(64)	—	(64)	—	(76)	—	(76)
Total liabilities	$—	$(64)	$—	$(64)	$—	$(76)	$—	$(76)

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$7	$—	$—	$7	$66	$1	$—	$67
Equity securities	537	502	—	1,039	527	451	(3)	975
Total	$544	$502	$—	$1,046	$593	$452	$(3)	$1,042
(1)Gains (losses) recorded to earnings related to these securities were $19 million and $(1) million for the three months ended June 30, 2024 and 2023, respectively, and $45 million and $391 million for the six months ended June 30, 2024 and 2023, respectively.
(2)As of June 30, 2024, our non-U.S. debt securities are classified as available for sale securities and mature within two years.
As of June 30, 2024 and December 31, 2023, the balance of our equity securities with readily determinable fair values is $1,039 million and $975 million, respectively, and is comprised mainly of our investment in ADNOC Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. We measured our investments at fair value based on quoted prices in active markets.
Gains recorded to earnings for our equity securities with readily determinable fair values were $19 million and $29 million for the three months ended June 30, 2024 and 2023, respectively, and $71 million and $421 million for the six months ended June 30, 2024 and 2023, respectively. Gains (losses) related to our equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in the condensed consolidated statements of income (loss).
Baker Hughes Company 2024 Second Quarter Form 10-Q | 14

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
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2024 and December 31, 2023 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$8	$(1)	$10	$(3)
Interest rate swap contracts	—	(55)	—	(52)

Derivatives not accounted for as hedges
Currency exchange contracts and other	7	(8)	24	(21)
Total derivatives	$15	$(64)	$34	$(76)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2024 and December 31, 2023, $14 million and $31 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of June 30, 2024 and December 31, 2023, $9 million and $23 million of derivative liabilities are recorded in "All other current liabilities" and $55 million and $53 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
In January 2024, we issued a credit default swap ("CDS") for a notional amount of $261 million to a third-party financial institution. The CDS relates to a secured borrowing provided by the financial institution to a customer in Mexico that was utilized to pay certain of our outstanding receivables. The notional amount of the CDS will reduce on a monthly basis over its 26-month term. As of June 30, 2024, the fair value of this derivative liability was not material.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further
Baker Hughes Company 2024 Second Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
information on activity in AOCI for cash flow hedges. As of June 30, 2024 and December 31, 2023, the maximum term of cash flow hedges that hedge forecasted transactions was approximately one year and two years, respectively.
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
As of June 30, 2024 and December 31, 2023, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. We concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. We disclose the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by us and the counterparties. A substantial majority of the outstanding notional amount of $4.3 billion and $4.2 billion at June 30, 2024 and December 31, 2023, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 16

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
The series of tables below present our revenue disaggregated by these categories.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2024	2023	2024	2023
Well Construction	$1,090	$1,076	$2,151	$2,137
Completions, Intervention & Measurements	1,118	1,090	2,123	1,999
Production Solutions	958	959	1,903	1,897
Subsea & Surface Pressure Systems	845	752	1,617	1,422
Oilfield Services & Equipment	4,011	3,877	7,794	7,454
Gas Technology Equipment	1,539	968	2,749	1,799
Gas Technology Services	691	658	1,305	1,249
Total Gas Technology	2,230	1,626	4,054	3,048
Industrial Products	509	506	971	929
Industrial Solutions	262	242	526	464
Controls (1)	—	1	—	41
Total Industrial Technology	770	749	1,498	1,435
Climate Technology Solutions	128	62	211	93
Industrial & Energy Technology	3,128	2,438	5,763	4,576
Total	$7,139	$6,315	$13,557	$12,030
(1)The sale of our controls business was completed in April 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Oilfield Services & Equipment Geographic Revenue	2024	2023	2024	2023
North America	$1,023	$1,042	$2,013	$2,033
Latin America	663	698	1,300	1,358
Europe/CIS/Sub-Saharan Africa	827	672	1,577	1,253
Middle East/Asia	1,498	1,465	2,903	2,810
Oilfield Services & Equipment	$4,011	$3,877	$7,794	$7,454
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.5 billion. As of June 30, 2024, we expect to recognize revenue of approximately 63%, 75% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 17

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
OILFIELD SERVICES & EQUIPMENT
OFSE provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects services and drilling systems, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening its digital architecture and addressing key energy market themes.
INDUSTRIAL & ENERGY TECHNOLOGY
IET provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas ("LNG") operations, downstream refining and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, significant restructuring plans, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2024	2023	2024	2023
Oilfield Services & Equipment	$4,011	$3,877	$7,794	$7,454
Industrial & Energy Technology	3,128	2,438	5,763	4,576
Total	$7,139	$6,315	$13,557	$12,030
Baker Hughes Company 2024 Second Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
Income before income taxes	2024	2023	2024	2023
Oilfield Services & Equipment	$493	$417	$915	$789
Industrial & Energy Technology	442	311	772	552
Total segment	935	728	1,687	1,341
Corporate	(88)	(97)	(180)	(197)
Inventory impairment (1)	—	(15)	—	(33)
Restructuring, impairment and other	(14)	(102)	(21)	(158)
Other non-operating income, net	38	158	67	544
Interest expense, net	(47)	(58)	(88)	(122)
Income before income taxes	$824	$614	$1,465	$1,374
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2024	2023	2024	2023
Oilfield Services & Equipment	$223	$219	$445	$426
Industrial & Energy Technology	55	52	111	109
Total segment	278	271	556	535
Corporate	6	5	10	10
Total	$283	$276	$566	$545
NOTE 15. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with General Electric Company ("GE") in 2019. As of June 30, 2024, the Aero JV was jointly controlled by GE Vernova Inc. and us, each with ownership interest of 50%, and therefore, we do not consolidate the Aero JV. As a result of GE's spin-off of GE Vernova Inc., GE has transferred its interest in the Aero JV to GE Vernova Inc. in the second quarter of 2024. We had purchases from the Aero JV of $173 million and $131 million during the three months ended June 30, 2024 and 2023, respectively, and $276 million and $245 million during the six months ended June 30, 2024 and 2023, respectively. We have $73 million and $71 million of accounts payable at June 30, 2024 and December 31, 2023, respectively, for products and services provided by the Aero JV in the ordinary course of business.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 19

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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Vernova Inc. on behalf of a customer who entered into a financing arrangement with GE Vernova Inc. Total off-balance sheet arrangements were approximately $5.3 billion at June 30, 2024. It is not practicable to estimate the fair value of these financial instruments. As of June 30, 2024, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $14 million and $21 million during the three and six months ended June 30, 2024, respectively, and $102 million and $158 million during the three and six months ended June 30, 2023, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
We recorded restructuring and impairment charges of $2 million during the three and six months ended June 30, 2024.
The charges during three and six months ended June 30, 2023 primarily relate to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. In addition, under a new plan (the "2023 Plan") we incurred costs related to exit activities at specific locations in our segments to align with our current market outlook and rationalize our manufacturing supply chain footprint. These actions also included inventory impairments of $15 million and $33 million for the three and six months ended June 30, 2023, respectively, recorded in "Cost of goods sold" in our condensed consolidated statements of income (loss).
The following table presents restructuring and impairment charges by the impacted segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Segments	2024	2023	2024	2023
Oilfield Services & Equipment	$—	$26	$—	$41
Industrial & Energy Technology (1)	—	52	—	66
Corporate	2	17	2	45
Total	$2	$96	$2	$152
(1)For the three and six months ended June 30, 2024, $6 million of additional restructuring charges are included within segment operating income and reported in “Selling, general and administrative” in the condensed consolidated statements of income (loss).
Baker Hughes Company 2024 Second Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the total restructuring and impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment ("PP&E") previously impaired as a consequence of exit activities:

	Three Months Ended June 30,		Six Months Ended June 30,
Charges by Type	2024	2023	2024	2023
Property, plant & equipment, net	$—	$(1)	$—	$14
Employee-related termination costs	8	80	8	110
Other incremental costs	—	17	—	28
Total	$8	$96	$8	$152
OTHER CHARGES
We recorded other charges of $12 million and $19 million for the three and six months ended June 30, 2024, respectively, and $6 million for the three and six months ended June 30, 2023.
NOTE 18. BUSINESS ACQUISITIONS AND DISPOSITIONS
We had no business acquisitions or dispositions during the six months ended June 30, 2024.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report").
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a broad and diversified portfolio of technologies and services that spans the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 57,000 employees. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, as well as broader industrial and new energy markets.
EXECUTIVE SUMMARY
Market Conditions
In the second quarter of 2024, we saw strong momentum across the Company with meaningful improvement in our financial results over the second quarter of 2023, including key commercial successes, growth in revenue and expansion of operating margins.
As we look at the second half of 2024, we remain balanced on the oil and gas outlook and continue to see areas of strength across our broad portfolio. We also maintain our expectation for a multiyear upstream spending cycle.
In OFSE, on the back of slowing global demand growth and ongoing economic uncertainty, the recent Organization of the Petroleum Exporting Countries production cut extension, coupled with rising geopolitical risks and firming oil demand in June 2024 have helped to keep global oil markets more balanced. In the remainder of 2024, we expect growth in international markets to be only partially offset by year-over-year decline in activity in North America. Beyond 2024, we maintain our expectation for growth, although at a decelerating pace, led by international and offshore markets, as well as increased focus on optimizing production from existing assets.
In IET, we maintain an optimistic outlook for the development of natural gas and liquefied natural gas ("LNG"). We expect strength in LNG and gas infrastructure to be complemented by continued momentum in new energy and growing opportunities in other addressable end markets. In onshore and offshore production, we are optimistic about international demand for onshore processing and offshore production, storage and offloading. In downstream, we expect positive momentum in refinery conversion to bio-feedstock, and growth in ethylene and ammonia markets. We also expect increased power consumption growth to positively impact demand for turbomachinery and power solutions.
Global geopolitical tensions continue to add to the uncertainty across the oil and gas markets. While there has not been a material impact on our operations, we will continue to monitor and assess these risks. Furthermore, in IET, we will continue to manage the tightness in the aeroderivative supply chain.
Financial Results and Key Company Initiatives
In the second quarter of 2024, the Company generated revenue of $7,139 million, compared to $6,315 million in the second quarter of 2023, increasing $825 million or 13%. The increase in revenue was primarily driven by higher volume in IET on Gas Technology Equipment ("GTE") project backlog execution and to a lesser degree by improved activity in OFSE. Income before tax was $824 million in the second quarter of 2024 compared to $614 million in the second quarter of 2023, increasing $210 million. The increase in income before tax was driven primarily by higher volume and price in both segments and structural cost-out initiatives, partially offset by the decrease of the positive effect from the change in fair value on certain equity securities compared to the second quarter of 2023.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 23

As we continue our transformation, the business has undertaken significant structural changes and we see the operating benefits coming through in the margin performance. We have made progress in our efforts to improve efficiencies and modernize how the business operates, including in our cost-optimization initiatives announced in OFSE earlier this year.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. In the second quarter of 2024, we returned a total of $375 million to shareholders in the form of dividends and share repurchases.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: North America activity declined during the second quarter, and we now expect relatively stable activity during the second half of 2024.
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
Environmental, Social and Governance
We believe we have an important role to play in society as an industry leader and partner. We view the area of environmental, social, and governance as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2023 Corporate Sustainability Report a 28.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and six months ended June 30, 2024 and 2023, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 24

and natural gas, their ability to fund their capital programs, the impact of new government regulations, and their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Brent oil price ($/Bbl) (1)	$84.68	$77.99	$83.79	$79.58
WTI oil price ($/Bbl) (2)	81.81	73.54	79.69	74.73
Natural gas price ($/mmBtu) (3)	2.07	2.16	2.11	2.40
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices, which increased from the same quarter last year, ranging from a high of $93.12/Bbl in April 2024 to a low of $75.33/Bbl in June 2024. For the six months ended June 30, 2024, Brent oil prices averaged $83.79/Bbl, which represented an increase of $4.21/Bbl from the same period last year.
In North America, customer spending is influenced by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a high of $87.69/Bbl in April 2024 to a low of $74.27/Bbl in June 2024. For the six months ended June 30, 2024, WTI oil prices averaged $79.69/Bbl, which represented an increase of $4.96/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.07/mmBtu in the second quarter of 2024, representing a 4% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $2.80/mmBtu in June 2024 to a low of $1.36/mmBtu in April 2024.
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
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the United States of America ("U.S.") and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations such as onshore China because this information is not readily available.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 25

published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
North America	738	836	(12)%	785	909	(14)%
International	963	960	—%	964	938	3%
Worldwide	1,701	1,796	(5)%	1,749	1,847	(5)%
The worldwide rig count was 1,701 for the second quarter of 2024, a decrease of 5% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was primarily driven by the U.S. rig count, which was down 16% when compared to the same period last year, partially offset by an increase in the Canada rig count, which was up 16% when compared to the same period last year. Internationally, the rig count was flat when compared to the same period last year.
The worldwide rig count was 1,749 for the six months ended June 30, 2024, a decrease of 5% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was driven by the U.S. rig count, which was down 17% when compared to the same period last year. Internationally, the rig count increase was driven by an increase in the Africa, Asia-Pacific, Middle East, and Europe regions of 16%, 5%, 5%, and 3%, respectively.
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
Our condensed consolidated statements of income (loss) displays sales and costs of sales in accordance with the Securities and Exchange Commission ("SEC") regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), corporate expenses, significant restructuring plans, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 26

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
Orders and Remaining Performance Obligations
Orders: We recognized orders of $7.5 billion for the three months ended June 30, 2024 and 2023.
We recognized OFSE orders of $4.0 billion and $4.2 billion, and IET orders of $3.5 billion and $3.3 billion for the three months ended June 30, 2024 and 2023, respectively. Within IET, Gas Technology orders were $2.3 billion and $2.3 billion, Industrial Technology orders were $0.8 billion and $0.8 billion, and Climate Technology Solutions ("CTS") orders were $0.4 billion and $0.2 billion, for the three months ended June 30, 2024 and 2023, respectively. References to total new energy orders incorporates CTS in IET of $0.4 billion.
We recognized orders of $14.1 billion and $15.1 billion for the six months ended June 30, 2024 and 2023, respectively.
We recognized OFSE orders of $7.7 billion and $8.3 billion, and IET orders of $6.4 billion and $6.8 billion for the six months ended June 30, 2024 and 2023, respectively. Within IET, Gas Technology orders were $4.2 billion and $4.7 billion, Industrial Technology orders were $1.6 billion and $1.7 billion, and CTS orders were $0.6 billion and $0.4 billion, for the six months ended June 30, 2024 and 2023, respectively. References to total new energy orders incorporates CTS in IET of $0.6 billion.
Remaining Performance Obligations ("RPO"): As of June 30, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.5 billion. As of June 30, 2024, OFSE remaining performance obligations totaled $3.3 billion, and IET remaining performance obligations totaled $30.2 billion.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 27

Revenue and Operating Income
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2024	2023		2024	2023
Revenue:
Well Construction	$1,090	$1,076	$14	$2,151	$2,137	$14
Completions, Intervention & Measurements	1,118	1,090	27	2,123	1,999	124
Production Solutions	958	959	—	1,903	1,897	7
Subsea & Surface Pressure Systems	845	752	94	1,617	1,422	195
Oilfield Services & Equipment	4,011	3,877	134	7,794	7,454	340
Gas Technology Equipment	1,539	968	571	2,749	1,799	950
Gas Technology Services	691	658	33	1,305	1,249	56
Total Gas Technology	2,230	1,626	604	4,054	3,048	1,006
Industrial Products	509	506	3	971	929	42
Industrial Solutions	262	242	20	526	464	62
Controls (1)	—	1	(1)	—	41	(41)
Total Industrial Technology	770	749	21	1,498	1,435	63
Climate Technology Solutions	128	62	66	211	93	118
Industrial & Energy Technology	3,128	2,438	691	5,763	4,576	1,187
Total	$7,139	$6,315	$825	$13,557	$12,030	$1,527
(1)The sale of our controls business was completed in April 2023.
The following table presents OFSE revenue by geographic region:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2024	2023		2024	2023
North America	$1,023	$1,042	$(18)	$2,013	$2,033	$(20)
Latin America	663	698	(35)	1,300	1,358	(58)
Europe/CIS/Sub-Saharan Africa	827	672	154	1,577	1,253	324
Middle East/Asia	1,498	1,465	33	2,903	2,810	94
Oilfield Services & Equipment	$4,011	$3,877	$134	$7,794	$7,454	$340

North America	$1,023	$1,042	$(18)	$2,013	$2,033	$(20)
International	2,988	2,835	152	5,781	5,421	360
Baker Hughes Company 2024 Second Quarter Form 10-Q | 28

The following table presents segment operating income through to net income for the Company.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2024	2023		2024	2023
Segment operating income:
Oilfield Services & Equipment	$493	$417	$76	$915	$789	$126
Industrial & Energy Technology	442	311	131	772	552	220
Total segment operating income	935	728	207	1,687	1,341	346
Corporate	(88)	(97)	9	(180)	(197)	17
Inventory impairment (1)	—	(15)	15	—	(33)	33
Restructuring, impairment and other	(14)	(102)	88	(21)	(158)	138
Operating income	833	514	319	1,486	952	534
Other non-operating income, net	38	158	(120)	67	544	(477)
Interest expense, net	(47)	(58)	11	(88)	(122)	34
Income before income taxes	824	614	210	1,465	1,374	91
Provision for income taxes	(243)	(200)	(43)	(421)	(379)	(42)
Net income	$581	$414	$167	$1,044	$995	$49
(1)Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Segment Revenues and Segment Operating Income
Second Quarter of 2024 Compared to the Second Quarter of 2023
Revenue increased $825 million, or 13%, driven by increased activity across both segments. OFSE increased $134 million and IET increased $691 million. Total segment operating income increased $207 million, driven by both segments.
Oilfield Services & Equipment
OFSE revenue of $4,011 million increased $134 million, or 3%, in the second quarter of 2024 compared to the second quarter of 2023, driven by an increased execution in Subsea & Surface Pressure Systems ("SSPS"). International revenue was $2,988 million in the second quarter of 2024, an increase of $152 million from the second quarter of 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa and Middle East/Asia regions, partially offset by the Latin America region. North America revenue was $1,023 million in the second quarter of 2024, a decrease of $18 million from the second quarter of 2023.
OFSE segment operating income was $493 million in the second quarter of 2024 compared to $417 million in the second quarter of 2023. The increase in operating income was primarily driven by higher volume, price, and cost-out initiatives partially offset by unfavorable business mix and inflationary pressure.
Industrial & Energy Technology
IET revenue of $3,128 million increased $691 million, or 28%, in the second quarter of 2024 compared to the second quarter of 2023. The increase was primarily driven by higher volume in GTE and, to a lesser extent, in CTS, Industrial Technology and Gas Technology Services ("GTS").
IET segment operating income was $442 million in the second quarter of 2024 compared to $311 million in the second quarter of 2023. The operating income performance in the second quarter of 2024 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix and inflationary pressure.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 29

Corporate
In the second quarter of 2024, corporate expenses were $88 million compared to $97 million in the second quarter of 2023. The decrease of $9 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In the second quarter of 2023, we recorded inventory impairments of $15 million predominately in our OFSE segment. Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the second quarter of 2024, we recognized $14 million of restructuring, impairment, and other charges, compared to $102 million in the second quarter of 2023. The charges in the second quarter of 2023 primarily relate to employee termination expenses driven by actions taken to facilitate our reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint.
Other Non-Operating Income, Net
In the second quarter of 2024, we recorded $38 million of other non-operating income. Included in this amount was a net gain of $19 million from the change in fair value for certain equity investments. In the second quarter of 2023, we recorded $158 million of other non-operating income. Included in this amount was a net gain of $148 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the second quarter of 2024, we incurred net interest expense of $47 million, which includes interest income of $26 million. Net interest expense decreased $11 million compared to the second quarter of 2023, primarily driven by higher interest income.
Income Taxes
In the second quarter of 2024, the provision for income taxes was $243 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
In the second quarter of 2023, the provision for income taxes was $200 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S., which is partially offset by tax benefits related to uncertain tax positions.
In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. Based on current enacted legislation, Baker Hughes estimates the impact of Pillar Two to be immaterial to the Company for 2024.
The First Six Months of 2024 Compared to the First Six Months of 2023
Revenue increased $1,527 million, or 13%, driven by increased activity across both segments. OFSE increased $340 million and IET increased $1,187 million. Total segment operating income increased $346 million, driven by both segments.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 30

Oilfield Services & Equipment
OFSE revenue of $7,794 million increased $340 million, or 5%, in the first six months of 2024 compared to the first six months of 2023, as a result of SSPS project execution and increase in international activity, partially offset by North America activity. International revenue was $5,781 million in the first six months of 2024, an increase of $360 million from the first six months of 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa and Middle East/Asia regions, partially offset by the Latin America region. North America revenue was $2,013 million in the first six months of 2024, a decrease of $20 million from the first six months of 2023.
OFSE segment operating income was $915 million in the first six months of 2024 compared to $789 million in the first six months of 2023. The increase in operating income was primarily driven by higher volume, price, and cost-out initiatives partially offset by unfavorable business mix and inflationary pressure.
Industrial & Energy Technology
IET revenue of $5,763 million increased $1,187 million, or 26%, in the first six months of 2024 compared to the first six months of 2023. The increase was primarily driven by higher volume in GTE and, to a lesser extent, in CTS, Industrial Technology and GTS.
IET segment operating income was $772 million in the first six months of 2024 compared to $552 million in the first six months of 2023. The operating income performance in the first six months of 2024 was driven by higher volume, price and cost-out initiatives, partially offset by unfavorable business mix and inflationary pressure.
Corporate
In the first six months of 2024, corporate expenses were $180 million compared to $197 million in the first six months of 2023. The decrease of $17 million was driven by savings related to our corporate optimization process.
Inventory Impairment
In the first six months of 2023, we recorded inventory impairments of $33 million, predominately in the OFSE segment related to exit activities at specific locations. Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the first six months of 2024, we recognized $21 million of restructuring, impairment, and other charges, compared to $158 million in the first six months of 2023. The charges in the first six months of 2023 primarily relate to employee termination expenses driven by actions taken to facilitate the reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint.
Other Non-Operating Income, Net
In the first six months of 2024, we recorded $67 million of other non-operating income. Included in this amount was a gain of $71 million from the change in fair value for certain equity investments. For the first six months of 2023, we recorded $544 million of other non-operating income. Included in this amount was a gain of $540 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the first six months of 2024, we incurred net interest expense of $88 million, which includes interest income of $56 million. Net interest expense decreased $34 million compared to the first six months of 2023, primarily driven by higher interest income.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 31

Income Taxes
In the first six months of 2024, the provision for income taxes was $421 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
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
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At June 30, 2024, we had cash and cash equivalents of $2.3 billion compared to $2.6 billion at December 31, 2023.
In the U.S. we held cash and cash equivalents of approximately $0.6 billion and $0.6 billion and outside the U.S. of approximately $1.7 billion and $2.0 billion as of June 30, 2024 and December 31, 2023, respectively. A substantial portion of the cash held outside the U.S. at June 30, 2024 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of June 30, 2024 and December 31, 2023, we had $683 million and $637 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
We have a $3.0 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2024, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by geopolitical events, a global pandemic or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the six months ended June 30, 2024, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 32

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2024	2023
Operating activities	$1,132	$1,320
Investing activities	(530)	(414)
Financing activities	(929)	(550)
Operating Activities
Cash flows from operating activities generated cash of $1,132 million and $1,320 million for the six months ended June 30, 2024 and 2023, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
For the six months ended June 30, 2024, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, and deferred tax provision). Net working capital cash usage was $36 million for the six months ended June 30, 2024, mainly due to an increase in inventory and contract assets as we continue to build for growth, partially offset by accounts payable. Included in the cash flows from operating activities for the six months ended June 30, 2024 are payments of $130 million made primarily for employee severance as a result of our restructuring activities.
For the six months ended June 30, 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets). Net working capital cash generation was $176 million for the six months ended June 30, 2023, mainly due to strong progress collections on equipment contracts, partially offset by an increase in receivables and inventory as we build for growth.
Investing Activities
Cash flows from investing activities used cash of $530 million and $414 million for the six months ended June 30, 2024 and 2023, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $625 million and $587 million for the six months ended June 30, 2024 and 2023, respectively, partially offset by cash flows from the disposal of PP&E of $101 million and $87 million for the six months ended June 30, 2024 and 2023, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
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
Financing Activities
Cash flows from financing activities used cash of $929 million and $550 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, we repaid long-term debt of $125 million primarily related to debentures that matured in June. We increased our quarterly dividend during the six months ended June 30, 2024
Baker Hughes Company 2024 Second Quarter Form 10-Q | 33

by one cent to $0.21 per share. We paid dividends of $419 million and $384 million to our Class A shareholders during the six months ended June 30, 2024 and 2023, respectively.
We repurchased and canceled 10.5 million shares of Class A common stock for a total of $324 million during the six months ended June 30, 2024. During the six months ended June 30, 2023, we repurchased and canceled 3.6 million shares of Class A common stock for a total of $99 million.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, repay debt, repurchase our common stock, and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2024 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
We currently anticipate making income tax payments in the range of $900 million to $950 million in 2024.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 17% and in Mexico 10% as of June 30, 2024. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 75% of the total cash balance as of June 30, 2024. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Information
Baker Hughes has senior unsecured notes and senior unsecured debentures (collectively the "Debt Securities") outstanding with an aggregate principal amount of $5.8 billion as of June 30, 2024, with maturities ranging from 2024 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100%-owned finance subsidiary of BHH LLC (the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 34

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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2024 Second Quarter Form 10-Q | 35

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
April 1-30, 2024	7,577	$33.40	—	$2,059,105,097
May 1-31, 2024	3,469,876	$32.43	3,447,894	$1,947,286,129
June 1-30, 2024	1,702,932	$31.72	1,691,680	$1,893,645,541
Total	5,180,385	$32.20	5,139,574
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
(4)During the three months ended June 30, 2024, we repurchased 5.1 million shares of Class A common stock at an average price of $32.19 per share for a total of $166 million.
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
Baker Hughes Company 2024 Second Quarter Form 10-Q | 36

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Plans		Number of Shares to be Sold	Expiration
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Nancy Buese, Executive Vice President and Chief Financial Officer	Adoption	April 26, 2024	X		25,000	Earlier of when all shares under plan are sold and December 15, 2025
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

3.1*	Fourth Amended and Restated Articles of Incorporation of Baker Hughes Company dated May 14, 2024.
10.1+*	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated.
10.2+*	Baker Hughes Company Form of Director Deferred Stock Unit Award Agreement dated May 2024.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
Baker Hughes Company 2024 Second Quarter Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 26, 2024	By:	/s/ NANCY BUESE
Nancy Buese
Executive Vice President and Chief Financial Officer

Date:	July 26, 2024	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2024 Second Quarter Form 10-Q | 38