Form 10-Q
period 2024-09-30
Baker Hughes Co
filed 2024-10-23
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________
Commission File Number 1-38143

Baker Hughes Company
(Exact name of registrant as specified in its charter)

Delaware		81-4403168
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

575 N. Dairy Ashford Rd., Suite 100
Houston,	Texas	77079-1121
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKR	The Nasdaq Stock Market LLC
5.125% Senior Notes due 2040 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR40	The Nasdaq Stock Market LLC
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
Yes ☐ No ☑
As of October 16, 2024, the registrant had outstanding 989,525,809 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2024 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenue:
Sales of goods	$4,413	$4,044	$12,963	$11,320
Sales of services	2,495	2,597	7,502	7,351
Total revenue	6,908	6,641	20,465	18,671

Costs and expenses:
Cost of goods sold	3,581	3,467	10,763	9,704
Cost of services sold	1,785	1,831	5,392	5,163
Selling, general and administrative	612	627	1,873	1,977
Restructuring, impairment and other	—	2	21	161
Total costs and expenses	5,978	5,927	18,049	17,005
Operating income	930	714	2,416	1,666
Other non-operating income, net	134	94	200	638
Interest expense, net	(55)	(49)	(143)	(171)
Income before income taxes	1,009	759	2,473	2,133
Provision for income taxes	(235)	(235)	(656)	(614)
Net income	774	524	1,817	1,519
Less: Net income attributable to noncontrolling interests	8	6	17	16
Net income attributable to Baker Hughes Company	$766	$518	$1,800	$1,503

Per share amounts:
Basic income per Class A common stock	$0.77	$0.51	$1.81	$1.49
Diluted income per Class A common stock	$0.77	$0.51	$1.80	$1.48

Cash dividend per Class A common stock	$0.21	$0.20	$0.63	$0.58
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$774	$524	$1,817	$1,519
Less: Net income attributable to noncontrolling interests	8	6	17	16
Net income attributable to Baker Hughes Company	766	518	1,800	1,503
Other comprehensive income (loss):
Foreign currency translation adjustments	142	(122)	(50)	47
Cash flow hedges	8	(14)	6	(3)
Benefit plans	(5)	24	4	20
Other comprehensive income (loss)	145	(112)	(40)	64
Less: Other comprehensive income attributable to noncontrolling interests	1	—	—	—
Other comprehensive income (loss) attributable to Baker Hughes Company	144	(112)	(40)	64
Comprehensive income	919	412	1,777	1,583
Less: Comprehensive income attributable to noncontrolling interests	8	6	18	16
Comprehensive income attributable to Baker Hughes Company	$911	$406	$1,759	$1,567
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,664	$2,646
Current receivables, net	6,920	7,075
Inventories, net	5,254	5,094
All other current assets	1,730	1,486
Total current assets	16,568	16,301
Property, plant and equipment (net of accumulated depreciation of $6,157 and $5,678)	5,150	4,893
Goodwill	6,167	6,137
Other intangible assets, net	3,995	4,093
Contract and other deferred assets	1,904	1,756
All other assets	3,097	3,043
Deferred income taxes	649	722
Total assets	$37,530	$36,945
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,431	$4,471
Short-term and current portion of long-term debt	52	148
Progress collections and deferred income	5,685	5,542
All other current liabilities	2,622	2,830
Total current liabilities	12,790	12,991
Long-term debt	5,984	5,872
Deferred income taxes	154	176
Liabilities for pensions and other postretirement benefits	991	978
All other liabilities	1,268	1,409
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 989 and 998 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Capital in excess of par value	26,045	26,983
Retained loss	(7,019)	(8,819)
Accumulated other comprehensive loss	(2,837)	(2,796)
Baker Hughes Company equity	16,189	15,368
Noncontrolling interests	154	151
Total equity	16,343	15,519
Total liabilities and equity	$37,530	$36,945
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$—	$26,983	$(8,819)	$(2,796)	$151	$15,519
Comprehensive income (loss):
Net income			1,800		17	1,817
Other comprehensive loss				(40)		(40)
Dividends on Class A common stock ($0.63 per share)		(628)				(628)
Repurchase and cancellation of Class A common stock		(476)				(476)
Stock-based compensation cost		154				154
Other		12		(1)	(14)	(3)
Balance at September 30, 2024	$—	$26,045	$(7,019)	$(2,837)	$154	$16,343

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$—	$26,340	$(7,785)	$(2,981)	$147	$15,721
Comprehensive income:
Net income			766		8	774
Other comprehensive income				144	1	145
Dividends on Class A common stock ($0.21 per share)		(209)				(209)
Repurchase and cancellation of Class A common stock		(152)				(152)
Stock-based compensation cost		53				53
Other		13			(2)	11
Balance at September 30, 2024	$—	$26,045	$(7,019)	$(2,837)	$154	$16,343
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2024 Third Quarter Form 10-Q | 4

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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities:
Net income	$1,817	$1,519
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	844	813
Gain on equity securities	(171)	(639)
Stock-based compensation cost	154	148
Provision for deferred income taxes	35	68
Inventory impairment	—	33
Property, plant and equipment impairment, net	—	10
Changes in operating assets and liabilities:
Current receivables	203	(467)
Inventories	(150)	(410)
Accounts payable	(40)	(209)
Progress collections and deferred income	92	1,375
Contract and other deferred assets	(162)	(270)
Other operating items, net	(480)	159
Net cash flows provided by operating activities	2,142	2,130
Cash flows from investing activities:
Expenditures for capital assets	(925)	(868)
Proceeds from disposal of assets	145	150
Proceeds from sale of equity securities	21	372
Proceeds from business dispositions	—	293
Net cash paid for acquisitions	—	(301)
Other investing items, net	(40)	(149)
Net cash flows used in investing activities	(799)	(503)
Cash flows from financing activities:
Repayment of long-term debt	(134)	—
Dividends paid	(628)	(586)
Repurchase of Class A common stock	(476)	(219)
Other financing items, net	(55)	(56)
Net cash flows used in financing activities	(1,293)	(861)
Effect of currency exchange rate changes on cash and cash equivalents	(32)	(53)
Increase in cash and cash equivalents	18	713
Cash and cash equivalents, beginning of period	2,646	2,488
Cash and cash equivalents, end of period	$2,664	$3,201
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$733	$463
Interest paid	$199	$205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 6

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state the results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year. The Company's financial statements have been prepared on a consolidated basis. Under this basis of presentation, the Company's financial statements consolidate all of its subsidiaries (entities in which the Company has a controlling financial interest, most often because the Company holds a majority voting interest). All intercompany accounts and transactions have been eliminated.
In the Company's financial statements and notes, certain prior year amounts have been reclassified to conform with the current year presentation. In the notes to the unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated. Certain columns and rows in the financial statements and notes thereto may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements from the Company's 2023 Annual Report for the discussion of significant accounting policies.
Goodwill
During the third quarter of 2024, the Company completed its annual goodwill impairment test, concluding that there are no events or circumstances that existed that would lead to a determination that it is more likely than not that the fair value of any reporting units is less than its carrying value.
Supply Chain Finance Programs
As of September 30, 2024 and December 31, 2023, $431 million and $332 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09, which allows for early adoption,
Baker Hughes Company 2024 Third Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company continues to evaluate the impact of this standard on its disclosures.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	September 30, 2024	December 31, 2023
Customer receivables	$5,897	$6,033
Other	1,361	1,392
Total current receivables	7,258	7,425
Less: Allowance for credit losses	(338)	(350)
Total current receivables, net	$6,920	$7,075
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
NOTE 3. INVENTORIES
Inventories, net of reserves of $421 million and $389 million as of September 30, 2024 and December 31, 2023, respectively, consist of the following:

	September 30, 2024	December 31, 2023
Finished goods	$2,666	$2,626
Work in process and raw materials	2,588	2,468
Total inventories, net	$5,254	$5,094
The Company had no inventory impairments during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded inventory impairments of nil and $33 million, respectively, primarily in the Oilfield Services & Equipment ("OFSE") segment. See "Note 17. Restructuring, Impairment and Other" for further information.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,946	$(879)	$1,067	$1,945	$(818)	$1,127
Technology	1,266	(973)	293	1,253	(899)	354
Trade names and trademarks	291	(195)	96	290	(186)	104
Capitalized software	1,514	(1,177)	337	1,413	(1,107)	306
Finite-lived intangible assets	5,017	(3,224)	1,793	4,901	(3,010)	1,891
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,219	$(3,224)	$3,995	$7,103	$(3,010)	$4,093
Amortization expense for the three months ended September 30, 2024 and 2023 was $66 million and $64 million, respectively, and $200 million and $190 million for the nine months ended September 30, 2024 and 2023, respectively.
Estimated amortization expense for the remainder of 2024 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2024	$66
2025	227
2026	182
2027	159
2028	136
2029	111
NOTE 5. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. The Company's long-term product service agreements are provided by the Industrial & Energy Technology ("IET") segment. The Company's long-term equipment contracts are provided by both the IET and OFSE segments. Contract assets consist of the following:

	September 30, 2024	December 31, 2023
Long-term product service agreements	$390	$418
Long-term equipment contracts and certain other service agreements	1,353	1,184
Contract assets (total revenue in excess of billings)	1,743	1,602
Deferred inventory costs	142	126
Other costs to fulfill or obtain a contract	19	28
Contract and other deferred assets	$1,904	$1,756
Baker Hughes Company 2024 Third Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized during the three months ended September 30, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $(1) million and $6 million, respectively, and $(5) million and $20 million during the nine months ended September 30, 2024 and 2023, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	September 30, 2024	December 31, 2023
Progress collections	$5,531	$5,405
Deferred income	154	137
Progress collections and deferred income (contract liabilities)	$5,685	$5,542
Revenue recognized during the three months ended September 30, 2024 and 2023 that was included in the contract liabilities at the beginning of the period was $844 million and $881 million, respectively, and $3,712 million and $2,349 million during the nine months ended September 30, 2024 and 2023, respectively.
NOTE 7. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2024	2023	2024	2023
Long-term fixed lease	$73	$69	$219	$206
Long-term variable lease	17	18	62	53
Short-term lease	120	126	390	377
Total operating lease expense	$210	$213	$671	$636
Cash flows used in operating activities for operating leases approximate lease expense for the three and nine months ended September 30, 2024 and 2023.
The weighted-average remaining lease term as of September 30, 2024 and December 31, 2023 was approximately seven years for operating leases. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2024 and December 31, 2023 was 4.2% and 3.9%, respectively.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Short-term and current portion of long-term debt
8.55% Debentures due June 2024	$—	$109
Other debt	52	39
Total short-term and current portion of long-term debt	52	148

Long-term debt
2.061% Senior Notes due December 2026	598	598
3.337% Senior Notes due December 2027	1,309	1,294
6.875% Notes due January 2029	263	268
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,277	1,281
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	178	73
Total long-term debt	5,984	5,872
Total debt	$6,036	$6,020
The estimated fair value of total debt at September 30, 2024 and December 31, 2023 was $5,642 million and $5,571 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
The Company has a $3.0 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with Baker Hughes Holdings LLC ("BHH LLC") on the Company's long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2024, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2024, the Company was in compliance with all debt covenants.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. INCOME TAXES
For the three and nine months ended September 30, 2024, the provision for income taxes was $235 million and $656 million, respectively. For the three and nine months ended September 30, 2023, the provision for income taxes was $235 million and $614 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in all periods is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances. The Company monitors the recoverability of its deferred tax assets with particular focus on the business outlook across its operating jurisdictions and the continued utilization of existing deferred tax assets.
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding. The Company has not issued any preferred stock.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2024, the Company repurchased and canceled 4.5 million and 15.0 million shares of Class A common stock for $152 million and $476 million, representing an average price per share of $33.88 and $31.66, respectively. During the three and nine months ended September 30, 2023, the Company repurchased and canceled 3.4 million and 7.0 million shares of Class A common stock for $119 million and $219 million, representing an average price per share of $35.50 and $31.45, respectively. As of September 30, 2024, the Company had authorization remaining to repurchase up to approximately $1.7 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2024	2023
Balance at January 1	997,709	1,005,960
Issue of shares upon vesting of restricted stock units (1)	4,900	5,629
Issue of shares on exercise of stock options (1)	113	409
Issue of shares for employee stock purchase plan	1,382	1,429
Repurchase and cancellation of Class A common stock	(15,019)	(6,956)
Balance at September 30	989,085	1,006,471
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(50)	19	(10)	(41)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	12	1
Deferred taxes	—	(2)	2	—
Other comprehensive income (loss)	(50)	6	4	(40)
Less: Other adjustments	—	1	—	1
Balance at September 30, 2024	$(2,563)	$(1)	$(273)	$(2,837)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive income (loss) before reclassifications	47	(7)	(6)	34
Amounts reclassified from accumulated other comprehensive loss	—	—	25	25
Deferred taxes	—	4	1	5
Other comprehensive income (loss)	47	(3)	20	64
Balance at September 30, 2023	$(2,619)	$(12)	$(276)	$(2,907)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2024 and 2023 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$774	$524	$1,817	$1,519
Less: Net income attributable to noncontrolling interests	8	6	17	16
Net income attributable to Baker Hughes Company	$766	$518	$1,800	$1,503

Weighted average shares outstanding:
Class A basic	993	1,009	996	1,010
Class A diluted	999	1,017	1,001	1,016
Net income per share attributable to common stockholders:
Class A basic	$0.77	$0.51	$1.81	$1.49
Class A diluted	$0.77	$0.51	$1.80	$1.48
Class A diluted shares include the dilutive impact of equity awards except for approximately 1 million options for the three and nine months ended September 30, 2024, and 2 million options for the three and nine months ended September 30, 2023, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$30	$—	$30	$—	$34	$—	$34
Investment securities	1,155	—	2	1,157	1,040	—	2	1,042
Total assets	1,155	30	2	1,187	1,040	34	2	1,076

Liabilities
Derivatives	—	(48)	—	(48)	—	(76)	—	(76)
Total liabilities	$—	$(48)	$—	$(48)	$—	$(76)	$—	$(76)

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$9	$—	$—	$9	$66	$1	$—	$67
Equity securities	538	614	(4)	1,148	527	451	(3)	975
Total	$547	$614	$(4)	$1,157	$593	$452	$(3)	$1,042
(1)Net gains recorded to earnings related to these securities were $100 million and $99 million for the three months ended September 30, 2024 and 2023, respectively, and $146 million and $489 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)As of September 30, 2024, the Company's non-U.S. debt securities are classified as available for sale securities and mature within two years.
As of September 30, 2024 and December 31, 2023, the balance of the Company's equity securities with readily determinable fair values is $1,148 million and $975 million, respectively, and is comprised mainly of the Company's investment in ADNOC Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets.
Net gains recorded to earnings for the Company's equity securities with readily determinable fair values were $100 million and $99 million for the three months ended September 30, 2024 and 2023, respectively, and $171 million and $520 million for the nine months ended September 30, 2024 and 2023, respectively. Gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in the condensed consolidated statements of income (loss).
OTHER EQUITY INVESTMENTS
During 2024, no observable transactions occurred on the Company's equity securities without a readily determinable fair value. During 2023, certain equity securities without a readily determinable fair value were remeasured as of the date that an observable transaction occurred, which resulted in the Company recording a gain of $118 million. Gains (losses) related to the Company's equity securities without readily determinable fair values are reported in "Other non-operating income (loss), net" in the condensed consolidated statements of income (loss).
Baker Hughes Company 2024 Third Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2024 and December 31, 2023 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$19	$—	$10	$(3)
Interest rate swap contracts	—	(38)	—	(52)

Derivatives not accounted for as hedges
Currency exchange contracts and other	11	(10)	24	(21)
Total derivatives	$30	$(48)	$34	$(76)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2024 and December 31, 2023, $30 million and $31 million of derivative assets are recorded in "All other current assets" and nil and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of September 30, 2024 and December 31, 2023, $10 million and $23 million of derivative liabilities are recorded in "All other current liabilities" and $38 million and $53 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
During 2024, the Company issued credit default swaps ("CDS") in the total of $475 million to third-party financial institutions. The CDS relate to secured borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $388 million as of September 30, 2024, which will reduce each month through July 2026 as the customer repays the borrowings. The fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of September 30, 2024 and December 31, 2023, the maximum term of cash flow hedges that hedge forecasted transactions was approximately one year and two years, respectively.
Fair Value Hedges
All of the Company's long-term debt is comprised of fixed rate instruments. The Company is subject to interest rate risk on its debt portfolio and may use interest rate swaps to manage the economic effect of fixed rate
Baker Hughes Company 2024 Third Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
obligations associated with certain debt. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of September 30, 2024 and December 31, 2023, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $5.1 billion and $4.2 billion at September 30, 2024 and December 31, 2023, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
The Company disaggregates its revenue from contracts with customers by product line for both the OFSE and IET segments, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. In addition, management views revenue from contracts with customers for OFSE by geography based on the location to where the product is shipped or the services are performed.
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2024	2023	2024	2023
Well Construction	$1,050	$1,128	$3,201	$3,265
Completions, Intervention & Measurements	1,009	1,085	3,132	3,084
Production Solutions	983	967	2,886	2,863
Subsea & Surface Pressure Systems	921	770	2,538	2,192
Oilfield Services & Equipment	3,963	3,951	11,757	11,405
Gas Technology Equipment	1,281	1,227	4,030	3,026
Gas Technology Services	697	637	2,002	1,886
Total Gas Technology	1,978	1,865	6,032	4,913
Industrial Products	520	520	1,492	1,449
Industrial Solutions	257	243	783	707
Controls (1)	—	—	—	41
Total Industrial Technology	777	763	2,275	2,197
Climate Technology Solutions	191	63	402	156
Industrial & Energy Technology	2,945	2,691	8,708	7,267
Total	$6,908	$6,641	$20,465	$18,671
(1)The sale of the Company's controls business was completed in April 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Oilfield Services & Equipment Geographic Revenue	2024	2023	2024	2023
North America	$971	$1,064	$2,984	$3,097
Latin America	648	695	1,948	2,053
Europe/CIS/Sub-Saharan Africa	933	695	2,510	1,948
Middle East/Asia	1,411	1,497	4,315	4,306
Oilfield Services & Equipment	$3,963	$3,951	$11,757	$11,405
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.4 billion. As of September 30, 2024, the Company expects to recognize revenue of approximately 61%, 75% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company reports its operating results through two operating segments, OFSE and IET. Each segment is organized and managed based upon the nature of the Company's markets and customers and consists of similar products and services. These products and services operate across upstream oil and gas and broader energy and industrial markets.
OILFIELD SERVICES & EQUIPMENT
OFSE provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects and services, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening its digital architecture and addressing key energy market themes.
INDUSTRIAL & ENERGY TECHNOLOGY
IET provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas ("LNG") operations, downstream refining, and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of the operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), unallocated corporate expenses, significant restructuring plans, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2024	2023	2024	2023
Oilfield Services & Equipment	$3,963	$3,951	$11,757	$11,405
Industrial & Energy Technology	2,945	2,691	8,708	7,267
Total	$6,908	$6,641	$20,465	$18,671
Baker Hughes Company 2024 Third Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
Income before income taxes	2024	2023	2024	2023
Oilfield Services & Equipment	$547	$465	$1,462	$1,253
Industrial & Energy Technology	474	346	1,246	898
Total segment	1,021	811	2,708	2,151
Corporate (1)	(91)	(95)	(271)	(292)
Inventory impairment (2)	—	—	—	(33)
Restructuring, impairment and other	—	(2)	(21)	(161)
Other non-operating income, net	134	94	200	638
Interest expense, net	(55)	(49)	(143)	(171)
Income before income taxes	$1,009	$759	$2,473	$2,133
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income (loss).
(2)Charges for inventory impairments are reported in "Cost of goods sold" in the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2024	2023	2024	2023
Oilfield Services & Equipment	$218	$206	$663	$632
Industrial & Energy Technology	54	57	165	166
Total segment	272	263	828	798
Corporate	6	4	16	15
Total	$278	$267	$844	$813
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") it formed with General Electric Company ("GE") in 2019. As of September 30, 2024, the Aero JV was jointly controlled by GE Vernova Inc. and the Company, each with ownership interest of 50%, and therefore, the Company does not consolidate the Aero JV. As a result of GE's spin-off of GE Vernova Inc., GE transferred its interest in the Aero JV to GE Vernova Inc. in the second quarter of 2024. The Company had purchases from the Aero JV of $157 million and $136 million during the three months ended September 30, 2024 and 2023, respectively, and $432 million and $381 million during the nine months ended September 30, 2024 and 2023, respectively. The Company has $72 million and $71 million of accounts payable at September 30, 2024 and December 31, 2023, respectively, for products and services provided by the Aero JV in the ordinary course of business.
NOTE 16. COMMITMENTS AND CONTINGENCIES
LITIGATION
The Company is subject to legal proceedings arising in the ordinary course of business. Because legal proceedings are inherently uncertain, management is unable to predict the ultimate outcome of such matters. The Company records a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. Based on the opinion of management, the Company does not expect the ultimate outcome of currently pending legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows. However, there can be no assurance as to the ultimate outcome of these matters.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company's subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts"). Prior to the filing of the IEC Arbitration, the Company's subsidiaries made demands for payment due under the Contracts. On August 15, 2018, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts. On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019. In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC's claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel's final award, which dismissed the majority of IEC's claims and awarded a portion of the Company's claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company's financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company's subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due; such claims against IEC have now been resolved, with any consideration having an immaterial impact on the Company's financial statements. At this time, the Company is not able to predict the outcome of the proceeding which is pending against the Company's subsidiaries.
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act of 1933 and the Exchange Act. At this time, the Company is not able to predict the outcome of these proceedings.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The Company insures against risks arising from its business to the extent deemed prudent by management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending or future legal proceedings or other claims. Most of the Company's insurance policies contain deductibles or self-insured retentions in amounts management deems prudent and for which the Company is responsible for payment. In determining the amount of self-insurance, it is the Company's policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation.
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. The Company also provides a guarantee to GE Vernova Inc. on behalf of a customer who entered into a financing arrangement with GE Vernova Inc. Total off-balance sheet arrangements were approximately $5.5 billion at September 30, 2024. It is not practicable to estimate the fair value of these financial instruments. As of September 30, 2024, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows.
The Company sometimes enters into consortium or similar arrangements for certain projects primarily in the OFSE segment. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on the Company. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
The Company recorded restructuring, impairment, and other charges of nil and $21 million during the three and nine months ended September 30, 2024, respectively, and $2 million and $161 million during the three and nine months ended September 30, 2023, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
The Company recorded restructuring and impairment charges of nil and $2 million during the three and nine months ended September 30, 2024, respectively.
The charges during three and nine months ended September 30, 2023 primarily relate to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. Restructuring charges for the nine months ended September 30, 2023 also include costs incurred under a new plan (the "2023 Plan") related to exit activities at specific locations in the Company's segments to align with the Company's current market outlook and rationalize the Company's manufacturing supply chain footprint. These actions also included inventory impairments of $33 million for the nine months ended September 30, 2023, recorded in "Cost of goods sold" in the condensed consolidated statements of income (loss).
Baker Hughes Company 2024 Third Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents restructuring and impairment charges by the impacted segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments	2024	2023	2024	2023
Oilfield Services & Equipment	$—	$4	$—	$46
Industrial & Energy Technology (1)	—	2	—	68
Corporate	—	(1)	2	44
Total	$—	$5	$2	$158
(1)For the three and nine months ended September 30, 2024, nil and $6 million of additional restructuring charges are included within segment operating income and reported in “Selling, general and administrative” in the condensed consolidated statements of income (loss).
The following table presents the total restructuring and impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment previously impaired as a consequence of exit activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Charges by Type	2024	2023	2024	2023
Property, plant & equipment, net	$—	$(5)	$—	$9
Employee-related termination costs	—	7	8	117
Other incremental costs	—	3	—	32
Total	$—	$5	$8	$158
OTHER CHARGES
The Company recorded other charges of nil and $18 million for the three and nine months ended September 30, 2024, respectively, and (gains) charges of $(3) million and $3 million for the three and nine months ended September 30, 2023, respectively.
NOTE 18. BUSINESS ACQUISITIONS AND DISPOSITIONS
The Company had no business acquisitions or dispositions during the nine months ended September 30, 2024.
ACQUISITIONS
During the first nine months of 2023, the Company completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in the second quarter of 2023. Altus Intervention is a leading international provider of well intervention services and downhole technology. The assets acquired and liabilities assumed in these acquisitions were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of these acquisitions, the Company recorded $115 million of goodwill and $45 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to the consolidated financial statements.
DISPOSITIONS
During the first nine months of 2023, the Company completed the sale of businesses and received total cash consideration of $293 million. The dispositions consisted primarily of the sale of the Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain in the second quarter of 2023. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 23

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
EXECUTIVE SUMMARY
Market Conditions
In the third quarter of 2024, we saw oil markets impacted by both demand and supply side factors, including slowing global economic growth, resilient North American production, weakening compliance in the Organization of the Petroleum Exporting Countries ("OPEC"), and geopolitical uncertainty.
As we look to the fourth quarter of 2024 and into 2025, we remain positive on the global gas outlook while the global oil outlook is uncertain. Based on the current macroeconomic and geopolitical environments, we expect 2025 global upstream spending to be similar to 2024. We maintain our expectation for producers to shift spending towards the optimization of mature assets and for continued strength in natural gas.
In OFSE, we see increased uncertainty in the macroeconomic backdrop. The continued production increases in North America, the growth in deepwater production, and the recent OPEC plans for production increases could put pressure on oil fundamentals. Geopolitical uncertainty across the Middle East could also create added volatility for oil prices.
In IET, we maintain an optimistic outlook for the development of global natural gas and liquefied natural gas ("LNG"). This positive outlook is supported by growing demand for projects across LNG, gas infrastructure, and onshore and offshore production. We also expect continued positive momentum from other structural growth drivers, such as increasing power demand, conversion of downstream applications, and the transition to new energy solutions.
Global geopolitical uncertainty continues to influence the oil and gas markets. While there has not been a material impact on our operations, we will continue to monitor and assess these risks. Furthermore, in IET, we will continue to manage the tightness in the aeroderivative supply chain.
Financial Results and Key Company Initiatives
In the third quarter of 2024, operating income was $930 million in the third quarter of 2024 compared to $714 million in the third quarter of 2023, increasing $216 million. This increase was driven by higher volume in IET, positive price in both segments and structural cost-out initiatives, partially offset by cost inflation in IET.
As our journey of transformation continues, we have made progress in our efforts to improve efficiencies and modernize how the business operates. The business has undertaken significant structural changes and we see the operating benefits coming through in the margin performance.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. In the third quarter of 2024, we returned a total of $361 million to shareholders in the form of dividends and share repurchases.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 24

Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: North America activity levels remain subdued going into the fourth quarter of 2024 and into 2025.
•OFSE International activity: We expect a decelerating pace of growth for spending outside of North America in the fourth quarter of 2024 and into 2025.
•IET LNG projects: We remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including: hydrogen; geothermal; carbon capture, utilization and storage; energy storage; clean power; and emissions abatement solutions. We expect to see continued growth in these global businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
Sustainability
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three and nine months ended September 30, 2024 and 2023, and should be read in conjunction with our condensed consolidated financial statements and related notes.
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
Baker Hughes Company 2024 Third Quarter Form 10-Q | 25

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Brent oil price ($/Bbl) (1)	$80.01	$86.65	$82.50	$81.99
WTI oil price ($/Bbl) (2)	76.43	82.25	78.58	77.27
Natural gas price ($/mmBtu) (3)	2.11	2.59	2.11	2.46
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is influenced by Brent oil prices. In North America, customer spending is influenced by WTI oil prices and natural gas prices are measured by the Henry Hub Natural Gas Spot Price.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
North America	796	836	(5)%	788	885	(11)%
International	937	951	(1)%	955	942	1%
Worldwide	1,733	1,787	(3)%	1,743	1,827	(5)%
Baker Hughes Company 2024 Third Quarter Form 10-Q | 26

The worldwide rig count was 1,733 for the third quarter of 2024, a decrease of 3% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was primarily driven by the U.S. rig count, which was down 10% when compared to the same period last year, partially offset by an increase in the Canada rig count, which was up 12% when compared to the same period last year. Internationally, the rig count decrease was driven primarily by a decrease in the Latin America, Asia-Pacific, and Europe regions of 10%, 2%, and 2%, respectively, when compared to the same period last year.
The worldwide rig count was 1,743 for the nine months ended September 30, 2024, a decrease of 5% as compared to the same period last year primarily due to a decrease in North America. Within North America, the decrease was driven by the U.S. rig count, which was down 15% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Africa, Middle East, Asia-Pacific, and Europe regions of 10%, 4%, 3%, and 1%, respectively.
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
Our condensed consolidated statements of income (loss) display sales and costs of sales in accordance with the Securities and Exchange Commission ("SEC") regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), unallocated corporate expenses, significant restructuring plans, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments.
In evaluating the performance, we primarily use the following:
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
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume and price, foreign exchange, and (inflation)/deflation as defined above. Improved or lower period-over-period cost productivity is the result of cost efficiencies or inefficiencies, such as cost decreasing or
Baker Hughes Company 2024 Third Quarter Form 10-Q | 27

increasing more than volume, or cost increasing or decreasing less than volume, or changes in sales mix among segments. This also includes the period-over-period variance of transactional foreign exchange, aside from those foreign currency devaluations that are reported separately for business evaluation purposes.
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2024	2023		2024	2023
Orders:
Oilfield Services & Equipment	3,807	4,178	(371)	11,500	12,470	(970)
Gas Technology Equipment	1,088	2,813	(1,725)	3,810	6,070	(2,260)
Gas Technology Services	778	724	54	2,239	2,196	43
Total Gas Technology	1,866	3,537	(1,671)	6,049	8,266	(2,217)
Industrial Products	494	477	17	1,564	1,555	9
Industrial Solutions	293	271	23	831	797	34
Controls (1)	—	—	—	—	66	(66)
Total Industrial Technology	787	748	40	2,395	2,418	(23)
Climate Technology Solutions (2)	215	49	166	800	463	336
Industrial & Energy Technology	2,868	4,334	(1,465)	9,244	11,148	(1,904)
Total	$6,676	$8,512	$(1,836)	$20,744	$23,618	$(2,874)
(1)The sale of our controls business was completed in April 2023.
(2)For the three and nine months ended September 30, 2024, total new energy orders incorporates CTS in IET of $0.2 billion and $0.8 billion, respectively.
The Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of September 30, 2024, RPO totaled $33.4 billion, of which OFSE totaled $3.2 billion, and IET totaled $30.2 billion.
The Third Quarter of 2024 Compared to the Third Quarter of 2023
Revenue increased $267 million, or 4%, to $6.9 billion. OFSE increased $12 million and IET increased $254 million.
Selling, general and administrative decreased $15 million, or 2%, to $612 million, and our Corporate costs, which are primarily reported within this financial measure, decreased $3 million, or 3%, to $91 million. These decreases were driven primarily by cost optimization initiatives, partially offset by inflationary pressure.
Operating income increased $216 million, or 30%, to $930 million, driven primarily by: improved performance in margins from both segments, price, and continued benefit of cost optimization initiatives, partially offset by inflationary pressure and unfavorable business mix.
We recorded other non-operating income of $134 million in the third quarter of 2024, which included a net gain of $99 million from the change in fair value for certain equity investments. In the third quarter of 2023, we recorded $94 million of other non-operating income. Included in this amount was a net gain of $99 million from the change in fair value for certain equity investments.
Net interest expense incurred in the third quarter of 2024 was $55 million, which includes interest income of $18 million. Net interest expense increased $6 million compared to the third quarter of 2023, with lower interest income primarily driven by lower average cash on deposit.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 28

We recorded income taxes in the third quarter of 2024 and 2023 of $235 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Segment Revenues and Segment Operating Income
Oilfield Services & Equipment

	Three Months Ended September 30,		$ Change
	2024	2023
Revenue
Well Construction	$1,050	$1,128	$(77)
Completions, Intervention & Measurements	1,009	1,085	(77)
Production Solutions	983	967	16
Subsea & Surface Pressure Systems	921	770	151
Total	$3,963	$3,951	$12

Operating income	$547	$465	$83
Operating margin (1)	13.8%	11.8%	2pts
(1)Operating margin is defined as operating income divided by revenue.
OFSE revenue of $3,963 million increased $12 million in the third quarter of 2024 compared to the third quarter of 2023, driven by Subsea & Surface Pressure Systems ("SSPS"). From a geographical perspective, international revenue was $2,992 million, an increase of $106 million from the third quarter of 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa regions, partially offset by the Latin America and Middle East/Asia regions. North America revenue was $971 million in the third quarter of 2024, a decrease of $93 million from the third quarter of 2023.
OFSE segment operating income was $547 million in the third quarter of 2024 compared to $465 million in the third quarter of 2023. The improved performance in the third quarter of 2024 was primarily driven by higher price, cost-out initiatives, and operational efficiencies driving productivity, partially offset by unfavorable business mix and inflationary pressure.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 29

Industrial & Energy Technology

	Three Months Ended September 30,		$ Change
	2024	2023
Revenue
Gas Technology Equipment	$1,281	$1,227	$54
Gas Technology Services	697	637	59
Total Gas Technology	1,978	1,865	113
Industrial Products	520	520	1
Industrial Solutions	257	243	14
Total Industrial Technology	777	763	14
Climate Technology Solutions	191	63	127
Total	$2,945	$2,691	$254

Operating income	$474	$346	$128
Operating margin (1)	16.1%	12.9%	3.2pts
(1)Operating margin is defined as operating income divided by revenue.
IET revenue of $2,945 million increased $254 million, or 9%, in the third quarter of 2024 compared to the third quarter of 2023. The increase was primarily driven by Climate Technology Solutions and across the Gas Technology business and, to a lesser extent, in Industrial Technology.
IET segment operating income was $474 million in the third quarter of 2024 compared to $346 million in the third quarter of 2023. The improved performance in the third quarter of 2024 was primarily driven by higher volume, price, and cost-out initiatives, partially offset by inflationary pressure.
The First Nine Months of 2024 Compared to the First Nine Months of 2023
Revenue increased $1,794 million, or 10%, to $20.5 billion, driven by both segments. OFSE increased $352 million and IET increased $1,442 million.
Selling, general and administrative decreased $104 million, or 5%, to $1,873 million, and our Corporate costs, which are primarily reported within this financial measure, decreased $21 million, or 7%, to $271 million. These decreases were driven primarily by cost optimization initiatives, partially offset by inflationary pressure.
Operating income increased $750 million, or 45%, to $2,416 million, driven primarily by: improved performance within each segment, increased volume, price, and continued benefit of cost optimization initiatives, partially offset by unfavorable business mix and inflationary pressure.
Restructuring, impairment, and other charges were $21 million in the first nine months of 2024, compared to $161 million in the first nine months of 2023. The charges in the first nine months of 2023 primarily related to employee termination expenses driven by actions taken to facilitate the reorganization into two segments and to optimize our corporate structure. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint.
Other non-operating income in the first nine months of 2024 was $200 million, which included a gain of $171 million from the change in fair value for certain equity investments. For the first nine months of 2023, we recorded $638 million of other non-operating income. Included in this amount was a gain of $639 million from the change in fair value for certain equity investments.
Net interest expense in the first nine months of 2024 was $143 million, which includes interest income of $74 million. Net interest expense decreased $28 million compared to the first nine months of 2023, primarily driven by
Baker Hughes Company 2024 Third Quarter Form 10-Q | 30

higher interest income from the net impact of interest income and FX on cash held in Argentina and, to a lesser extent, lower interest expense following debt repayments.
In the first nine months of 2024 and 2023, the provision for income taxes was $656 million and $614 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances, partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Segment Revenues and Segment Operating Income
Oilfield Services & Equipment

	Nine Months Ended September 30,		$ Change
	2024	2023
Revenue
Well Construction	$3,201	$3,265	$(64)
Completions, Intervention & Measurements	3,132	3,084	47
Production Solutions	2,886	2,863	23
Subsea & Surface Pressure Systems	2,538	2,192	346
Total	$11,757	$11,405	$352

Operating income	$1,462	$1,253	$209
Operating margin (1)	12.4%	11.0%	1.4pts
(1)Operating margin is defined as operating income divided by revenue.
OFSE revenue of $11,757 million increased $352 million, or 3%, in the first nine months of 2024 compared to the first nine months of 2023, driven by SSPS and international markets, partially offset by North America. From a geographical perspective, international revenue was $8,773 million, an increase of $466 million from the first nine months of 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa region, partially offset by the Latin America region. North America revenue was $2,984 million in the first nine months of 2024, a decrease of $113 million from the first nine months of 2023.
OFSE segment operating income was $1,462 million in the first nine months of 2024 compared to $1,253 million in the first nine months of 2023. The improved performance was primarily driven by higher volume, price, and cost-out initiatives, partially offset by unfavorable business mix and inflationary pressure.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 31

Industrial & Energy Technology

	Nine Months Ended September 30,		$ Change
	2024	2023
Revenue
Gas Technology Equipment	$4,030	$3,026	$1,004
Gas Technology Services	2,002	1,886	115
Total Gas Technology	6,032	4,913	1,119
Industrial Products	1,492	1,449	43
Industrial Solutions	783	707	76
Controls (1)	—	41	(41)
Total Industrial Technology	2,275	2,197	78
Climate Technology Solutions	402	156	245
Total	$8,708	$7,267	$1,442

Operating income	$1,246	$898	$348
Operating margin (2)	14.3%	12.4%	1.9pts
(1)The sale of our controls business was completed in April 2023.
(2)Operating margin is defined as operating income divided by revenue.
IET revenue of $8,708 million increased $1,442 million, or 20%, in the first nine months of 2024 compared to the first nine months of 2023. The increase was primarily driven by Gas Technology (predominately in GTE) and, to a lesser extent, in CTS and Industrial Technology.
IET segment operating income was $1,246 million in the first nine months of 2024 compared to $898 million in the first nine months of 2023. The improved performance in the first nine months of 2024 was driven by higher volume, price, and cost-out initiatives, partially offset by unfavorable business mix and inflationary pressure.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At September 30, 2024, we had cash and cash equivalents of $2.7 billion compared to $2.6 billion at December 31, 2023.
In the U.S. we held cash and cash equivalents of approximately $0.5 billion and $0.6 billion and outside the U.S. of approximately $2.2 billion and $2.0 billion as of September 30, 2024 and December 31, 2023, respectively. A substantial portion of the cash held outside the U.S. at September 30, 2024 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
As of September 30, 2024 and December 31, 2023, we had $785 million and $637 million, respectively, of cash held in countries with currency controls that limit the flow of cash out of the jurisdiction or limit our ability to transfer funds without potentially incurring substantial costs. These funds are available to fund operations and growth in their respective jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
We have a $3.0 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2024 and December 31, 2023, there were no borrowings under the Credit Agreement.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 32

Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At September 30, 2024, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by geopolitical events, a global pandemic, or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the nine months ended September 30, 2024, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2024	2023
Operating activities	$2,142	$2,130
Investing activities	(799)	(503)
Financing activities	(1,293)	(861)
Operating Activities
Cash flows provided by operating activities were $2,142 million and $2,130 million for the nine months ended September 30, 2024 and 2023, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash generated from operating activities is primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets).
For the nine months ended September 30, 2024, net working capital cash usage was $57 million, mainly due to an increase in inventory and contract assets as we continue to build for growth, partially offset by accounts receivables. Included in the cash flows from operating activities for the nine months ended September 30, 2024 are payments of $187 million made primarily for employee severance as a result of our restructuring activities.
For the nine months ended September 30, 2023, net working capital cash generation was $19 million for the nine months ended September 30, 2023, mainly due to strong progress collections on equipment contracts, mostly offset by an increase in receivables and inventory as we built for growth.
Investing Activities
Cash flows used in investing activities were $799 million and $503 million for the nine months ended September 30, 2024 and 2023, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant, and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $925 million and $868 million for the nine months ended September 30, 2024 and 2023, respectively, partially offset by cash flows from the disposal of PP&E of $145 million and $150 million for the nine months ended September 30, 2024 and 2023, respectively. Proceeds from the disposal of assets are primarily related to
Baker Hughes Company 2024 Third Quarter Form 10-Q | 33

equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
We had proceeds from the sale of certain equity securities of $21 million and $372 million during the nine months ended September 30, 2024 and 2023, respectively.
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
Financing Activities
Cash flows used in financing activities were $1,293 million and $861 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we repaid long-term debt of $134 million primarily related to debentures that matured in the second quarter of 2024. We increased our quarterly dividend during the nine months ended September 30, 2024 and 2023 by one cent to $0.21 and $0.20 per share, respectively. We paid dividends of $628 million and $586 million to our Class A shareholders during the nine months ended September 30, 2024 and 2023, respectively.
We repurchased and canceled 15.0 million shares of Class A common stock for a total of $476 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we repurchased and canceled 7.0 million shares of Class A common stock for a total of $219 million.
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
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. In regards to our primary customer in Mexico, we have not historically had any material write-offs due to uncollectible accounts receivable, nor are these balances currently in dispute. During 2024, we have issued a total of $475 million Credit Default Swaps to financial institutions, which were used to support borrowings for this customer, the proceeds from which were used to repay outstanding receivables.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 15% as of September 30, 2024. No other country accounted for more than 10% of our gross customer receivables at this date.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 34

International operations: Our cash that is held outside the U.S. is 83% of the total cash balance as of September 30, 2024. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Information
We have senior unsecured notes and senior unsecured debentures (collectively the "Debt Securities") outstanding with an aggregate principal amount of $5.8 billion as of September 30, 2024, with maturities ranging from 2024 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100%-owned finance subsidiary of BHH LLC (the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by us and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations.
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded summarized financial information for the Issuers because the combined assets, liabilities, and results of operations of the Issuers are not materially different than the corresponding amounts in our condensed consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Baker Hughes Company 2024 Third Quarter Form 10-Q | 35

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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 36

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2023 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2023 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and our operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2023 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
July 1-31, 2024	9,449	$35.25	—	$1,893,645,541
August 1-31, 2024	24,541	$35.35	—	$1,893,645,541
September 1-30, 2024	4,486,105	$33.88	4,480,285	$1,741,865,699
Total	4,520,095	$33.89	4,480,285
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
(4)During the three months ended September 30, 2024, we repurchased 4.5 million shares of Class A common stock at an average price of $33.88 per share for a total of $152 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
Baker Hughes Company 2024 Third Quarter Form 10-Q | 37

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Plans		Number of Shares to be Sold	Expiration
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Maria Claudia Borras, Executive Vice President, Oilfield Services and Equipment	Adoption	September 13, 2024	X		72,500	Earlier of when all shares under plan are sold and May 30, 2025
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

22.1*	List of Subsidiary Guarantors of Guaranteed Securities.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
Baker Hughes Company 2024 Third Quarter Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 23, 2024	By:	/s/ NANCY BUESE
Nancy Buese
Executive Vice President and Chief Financial Officer

Date:	October 23, 2024	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2024 Third Quarter Form 10-Q | 39