Form 10-K
period 2024-12-31
Baker Hughes Co
filed 2025-02-04
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2024 reported by the Nasdaq Stock Market LLC) was $34,880,320,572.
As of January 22, 2025, the registrant had outstanding 990,111,854 shares of Class A Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Company
Baker Hughes Company 2024 Form 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. Built on a century of experience and conducting business in over 120 countries, our innovative technologies and services are taking energy forward.
OUR VISION & STRATEGY
With our diverse portfolio, leading technology, and unique partnership models, we are positioned to deliver outcome-based solutions across the energy and industrial markets. By integrating health, safety & environment ("HSE") into everything we do, we protect our people, our customers, and the environment.
The oil and gas macroeconomic environment continues to be complex. While we believe the world will need hydrocarbons for many decades to come - and therefore oil and gas will continue to remain relevant in meeting global energy demand - we also acknowledge the need to transition to new energy sources. Over the last several years, this transition has progressed, with governments and society focused on a long-term goal of net-zero emissions while trying to balance the "energy trilemma" - energy security, sustainability, and affordability. There is a growing consensus the energy transition will likely take longer than many expected due to its inherent complexity overcoming technology, economics, politics, and regulatory challenges.
We believe the industry is going through a transformation that requires a change in how work gets done to enable sustainable energy development. Our existing and new customers require new partnerships, commercial models and technology solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning to lead the energy transition and solving the energy trilemma. Our unique and diversified portfolio is expected to benefit regardless of how quickly the energy transition develops.
Our strategy is based on three key pillars:
•Transform the core: We are transforming our current business to improve margins and cash flow, which we are achieving through portfolio rationalization, cost improvement, and new business models.
•Driving profitable growth: We are driving organic and inorganic growth to build our businesses in high potential markets where we have a strong position, including integrated solutions, mature assets solutions, and enhanced digital solutions.
•Delivering results in new energy: We are making strategic investments to drive lower carbon emissions in the energy and industrial sectors, including hydrogen; carbon capture, utilization and storage ("CCUS"); geothermal; and clean power solutions ("clean power" refers to lower carbon intensity, lower lifecycle emissions, and lower quantity of greenhouse gas emissions resulting directly from fuel combustion, relative to conventional power sources derived from fossil fuels).
We expect to benefit from our strategy in the following ways:
•Scope and scale: We have a global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas ("LNG") and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments across a variety of verticals. We deliver through our two operating segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET") as discussed below under "Products and Services," and each are among the top providers for the majority of the product lines in the markets they serve.
•Technology: Our culture is built on a heritage of innovation and invention through research and development, with complementary capabilities. Technology remains a differentiator for us and a key enabler to drive the efficiency and productivity gains our customers require, as well as paving the way for longer term sustainable energy development. We also have a range of technologies that support our customers'
Baker Hughes Company 2024 Form 10-K | 1

efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $643 million research and development ("R&D") spend and being granted more than 1,600 patents worldwide in 2024.
•Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-abatement products and services, which we refer to as "new energy." This includes turnkey solutions for flare reduction, CCUS, hydrogen production, transportation, storage and distribution, geothermal and clean power solutions. Over the past several years, we have made progress in strategic investments and acquisitions in emerging energy technologies to advance CCUS, hydrogen, clean power and e-fuels, as well as established strategic long-term partnerships with companies such as HIF Global, Air Products and NET Power, among others. We also continue to expand our low to zero-carbon solutions capabilities, helping customers to detect, quantify, and reduce emissions more efficiently and accurately, and complementing our existing solutions.
•Digital capabilities: We expect to benefit from the emerging demand for more intelligent operations and the adoption of artificial intelligence ("AI") based solutions as part of our customers' digital transformation initiatives. In 2024, we launched CarbonEdgeTM, powered by CordantTM, an end-to-end digital solution for CCUS operations. We also signed an agreement with Repsol to collaboratively develop and deploy next-generation AI capabilities through our Leucipa™ automated field production solution.
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
Oilfield Services & Equipment
The OFSE segment designs and manufactures products and provides related services and integrated solutions for onshore and offshore oilfield operations across the life cycle of an asset, ranging from exploration, appraisal, and development to production, rejuvenation, and decommissioning.
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
•Completions, Intervention, and Measurements encompasses completions (wellbore construction, upper and lower completions, unconventional multistage completions, intelligent production systems, workover systems, and fishing and through-tubing services), pressure pumping (cementing, production enhancement, coiled tubing, and tubular running services), and wireline services (openhole logging services, cased-hole logging services, and perforating and drill stem-testing services).
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
Baker Hughes Company 2024 Form 10-K | 2

(subsea risers, subsea flowlines and jumpers, onshore reinforced thermoplastic pipe, and rehabilitation), and surface pressure control systems (surface trees and wellheads).
These product lines are supported by an OFSE digital group, which combines OFSE's domain expertise with a deep understanding of digital technology to improve operational safety, performance, and sustainability. Reservoir analysis proficiencies are rooted in evaluation technologies, a team of reservoir experts, and software. Together, these capabilities provide customers with a greater understanding of the subsurface, enabling smoother, faster drilling and precise wellbore placement that can lead to improved recovery and project execution driving enhanced economics. OFSE also provides integrated well services and solutions to plan and execute projects ranging from well construction and production through well abandonment, in addition to integrated services and solutions for the subsea environment.
OFSE customers include large integrated major and super-major oil and natural gas companies; U.S. and international independent oil and natural gas companies; national or state-owned oil and natural gas companies; engineering, procurement, and construction contractors; geothermal companies; and other oilfield services companies. OFSE believes that its principal competitive differentiators in the industries and markets it serves are the technology, quality, efficiency, reliability, and availability of its products and services. A continued commitment to service delivery, HSE standards, technical proficiency, and competitive pricing is also a key factor in its success.
OFSE products and services are sold in highly competitive markets. While OFSE may have contracts that include multiple well projects and that may extend over a multi-year period, its services and products are generally provided on a well-by-well basis. Most contracts cover pricing of the products and services, along with various limitations on liability, but do not necessarily establish an obligation to use OFSE products and services. OFSE competitors include SLB, Halliburton, NOV, Weatherford, and TechnipFMC.
Industrial & Energy Technology
The IET segment combines a broad array of domain expertise, technologies, software, and services for energy and industrial customers including on- and offshore, LNG, pipeline and gas storage, refining, petrochemical, distributed gas, nuclear, hydrogen, carbon capture, utilization and storage, clean power, geothermal and renewables. It also provides cutting edge technology for consumers of energy and/or organizations who are reliant on infrastructure integrity across a broad variety of verticals including pulp & paper, food & beverage, industrial heating, automotive and aerospace. IET solutions unlock the ability to transform, transfer, and transport energy efficiently, while capturing and cutting emissions.
The IET segment is organized into five product lines.
•    Gas Technology Equipment delivers highly efficient mechanical and electric-drive compression and power generation technology for projects across the natural gas value chain. The product line's portfolio includes:
•Drivers, which include aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, hot gas and turboexpanders, and electric motors.
•Driven equipment, which includes synchronous condensers, generators, reciprocating, centrifugal, and integrated compressors, and centrifugal pumps.
•Turnkey solutions, which include power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, CO2 compression, and storage/use solutions.
•Gas Technology Services provides advanced aftermarket support and uptime availability in critical environments and through every stage of our customers' equipment and plant life cycle. The product line portfolio includes:
•Designing, manufacturing, maintaining, and upgrading rotating equipment and combining sophisticated hardware technologies with enterprise-class software products.
•Analytics to connect customers' assets, providing them with the data, safety and security needed to improve operations reliably and efficiently.
Baker Hughes Company 2024 Form 10-K | 3

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
•Industrial Solutions offers a unique suite of hardware, software, and edge device solutions that enable asset health, performance and process optimization. Industrial Solutions combines several product lines to leverage our critical equipment hardware capability to migrate to full-plant offerings and through CordantTM, a full-stack, edge-to-enterprise solution that encompasses our hardware, software and services offerings. The product line's portfolio includes a number of product brands including:
•Cordant Solutions technology includes the Bently Nevada® and System 1® product brands, providing rack-based vibrating monitoring equipment and sensors for both power generation and oil and gas operations, as well as industrial applications. The product line also provides integrated asset performance management.
•Precision Sensors & Instrumentation device technology, including the Panametrics®, Druck®, and Reuter-Stokes® product brands, provides instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions.
•Climate Technology Solutions ("CTS") includes CCUS, hydrogen, clean power, geothermal and emissions abatement capabilities to enable energy operators, as well as users of energy in the broader industry, to achieve their emission reduction goals. This product line is the primary driver of the Company's new energy orders and is designed to accelerate the decarbonization of both energy and broader industrial verticals such as hard-to-abate industries, like steel and cement.
IET customers for the Gas Technology Equipment and Gas Technology Services product lines are industrial, upstream, midstream, and downstream, onshore and offshore, and small-to-large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and engineering, procurement, and construction companies. Products and services for the remaining IET product lines are primarily sold in a diversified arena to a broad range of customers and across multiple verticals, including aerospace, automotive, nuclear, oil and gas, mining, cement, metals, refinery and petrochemical, food and beverage, pulp & paper, and textile.
IET differentiates itself from competitors with its diverse portfolio, expertise in technology and project management, local presence, and partnerships, to provide fully integrated solutions for a broad array of industry segments.
IET competes across a wide range of industries, including oil and gas, power generation, aerospace, and light and heavy industrials. IET main competitors include Siemens Energy, Solar (a Caterpillar company), Mitsubishi Heavy Industry, Chart, Sulzer, Flowserve, and Emerson.
CONTRACTS
We conduct our business under various types of contracts in the upstream, midstream, and downstream sectors of the oil and gas industry, including fixed-fee or turnkey contracts, transactional agreements for products and services, and long-term aftermarket service agreements. We also conduct business in a number of industrial
Baker Hughes Company 2024 Form 10-K | 4

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
We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. In connection with oil and gas operations, our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their contractors; the loss of or damage to their facility and equipment, and often that of their contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and often that of our subcontractors; the loss of or damage to our equipment; and surface pollution originating from our equipment while under our control. Where the above indemnities do not apply or are not consistent with industry best practices (e.g., in connection with industrial and/or digital sectors), we typically provide a capped indemnity for damages caused to the customer by our negligence and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
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
ORDERS AND REMAINING PERFORMANCE OBLIGATIONS
Remaining performance obligations ("RPO"), a defined term under U.S. generally accepted accounting principles ("U.S. GAAP"), are unfilled customer orders for products and product services excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. For product services, an amount is included for the expected life of the contract.
We recognized orders of $28.2 billion, $30.5 billion, and $26.8 billion in 2024, 2023, and 2022, respectively. We recognized OFSE orders of $15.2 billion, $16.3 billion, and $14.1 billion, and IET orders of $13.0 billion, $14.2 billion, and $12.7 billion in 2024, 2023, and 2022, respectively. As of December 31, 2024, the remaining performance obligations totaled $33.1 billion. As of December 31, 2024, OFSE remaining performance obligations totaled $3.0 billion, and IET remaining performance obligations totaled $30.1 billion.
Baker Hughes Company 2024 Form 10-K | 5

RESEARCH AND DEVELOPMENT
We engage in R&D activities across the business directed toward the development of new products, services, technology, and other solutions, as well as bringing about a significant improvement to existing products and services, and the design of specialized products to meet specific customer needs. We also continue to invest and develop a range of technologies that support our customers' efforts to reduce their carbon footprint. For the year ended December 31, 2024, we incurred $643 million of R&D expense.
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
Specifically for OFSE, in our Well Construction product line, we are improving reliability in high-temperature and high shock and vibration environments (harsh-drilling conditions), through a combination of optimized design, automated operations, and integrated solutions that leverage our drilling tools, drill bits, and drilling fluids technologies. In our Completions, Intervention, and Measurements product line, we are investing in intelligent solutions and advanced measurements while creating a leadership position in the well-intervention domain through the integration of our wireline measurement capabilities with the conveyance and intervention capabilities. In our Production Solutions product line, we are leveraging our artificial lift technologies with our chemical solutions to provide an optimized and automated portfolio of production-enhancing solutions. In our Subsea & Surface Pressure Solutions product line, we continue to develop subsea production systems that improve performance and reduce emissions through lighter design, automated operations, and electrification. Our offshore flexible pipe systems optimized for higher pressure temperature and CO2 content continue to deliver greater sustainability and performance.
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
INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property ("IP") rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our IP rights. Many patents and patent applications comprise the Baker Hughes portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by GE Aerospace (NYSE: GE) and GE Vernova (NYSE: GEV) and, in some cases, third parties. In particular, we have an IP cross-license agreement with GE Aerospace and GE Vernova that allows all parties to have continued rights to commercially utilize certain IP of the other pursuant to the terms of the agreement. The IP cross-license remains in place following General Electric exiting its ownership position in us. We do not consider any individual patent to be material to our business operations.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that we believe appear to have commercial significance. We believe that maintenance, protection and enforcement of our patents, trademarks, and related IP rights is central to the conduct of our business, and pursue protection of our IP rights against infringement, misappropriation, or other violation worldwide as may be necessary to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to
Baker Hughes Company 2024 Form 10-K | 6

be other important components of the portfolio of capabilities and assets supporting our ability to compete. If we are not able to protect our IP or if those rights are invalidated or circumvented, our business may be adversely affected. We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.
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
•Our broader IET businesses typically experience higher customer activity, as a result of spending patterns in the second half of the year.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services. The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks. Raw materials that are essential to our business are normally readily available from multiple sources but may be subject to price volatility. We have seen prices stabilize for ferrous and non-ferrous metals and other raw materials, but availability of nickel based super alloys is constrained. Our procurement teams utilize advanced planning and may enter into strategic agreements with our global suppliers to minimize price impacts and other availability challenges. We anticipate some pricing and fulfillment volatility for certain raw materials, components, and certain logistics lanes to continue through 2025.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view ESG as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. This goal encompasses emissions from our operations ("Scope 1 and 2 carbon dioxide equivalent emissions") in alignment with the Paris Agreement and the specific recommendations of the United Nations ("UN") Intergovernmental Panel on Climate Change's Special Report on Global Warming of 1.5oC.
We continue to make progress on emissions reductions. We reported in our 2023 Corporate Sustainability Report a 28.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year. This reduction was primarily due to implementing energy efficiency initiatives, facility consolidation, increasing
Baker Hughes Company 2024 Form 10-K | 7

electric power consumption from renewable energy sources, and improvements in our vehicle fleet, among other reasons. We plan to continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing, and generation. Our latest Corporate Sustainability Report is available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K for the year ended December 31, 2024 ("Annual Report") and should not be considered part of this Annual Report or any other filing we make with the Securities and Exchange Commission ("SEC").
Our sustainability commitments include our formal participation in the UN Global Compact ("UNGC") and our commitment to the UNGC's Ten Principles including human rights, labor, environment, and anti-corruption, as well as the UNGC's Sustainable Development Goals. We have annually renewed our commitment to the UNGC since joining in 2019.
Social & Human Capital
At Baker Hughes, our people are central contributors to our purpose of taking energy forward. As an energy technology company with operations around the world, we believe that a diverse workforce is critical to our success, and we aim to attract the best talent to support the energy transition. We strive to be an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by learning and development opportunities, competitive compensation, benefits, health and wellness programs, and by programs that build connections between our employees and their communities.
As of December 31, 2024, we had approximately 57,000 employees. More than 45,000 of our employees work outside the U.S. in over 85 different countries with more than 150 nationalities represented. This diversity of global perspectives makes our Company stronger, more resilient, and more responsive to our global customers.
Diversity, Inclusion and Belonging
At our core, we believe that unique ideas and diverse perspectives are the driving forces behind innovation. Our differences make us stronger. We value diversity in all its forms—gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, thought, and more—across the globe. We recognize that diverse teams, an equitable workplace, and an inclusive culture are essential for driving innovation and maintaining our competitive edge. These elements are critical to our business success and our mission of advancing energy solutions for our customers and the industry. Our Diversity, Inclusion and Belonging strategic framework empowers us to recruit and retain the best talent, foster an inclusive culture, and strengthen our partnerships with customers and communities. As we continue to prioritize attracting, retaining and developing the best talent, we are dedicated to making meaningful progress across our organization, with a particular focus on inclusivity and belonging. Together, we are building a stronger, more innovative future.
In 2024, the percentage of people who identify as women in our workforce, senior leadership positions, and on the Board of Directors ("the Board"), was 20%, 19%, and 33%, respectively. Specific to the U.S., 39% of our employees identify as people of color.
We work to ensure we have access to and support strengthening our talent pipeline across the globe while prioritizing development and retention. We hold leadership accountable for integrating our Baker Hughes culture and behaviors into their respective parts of the business. Our enterprise-wide talent strategy allows us to measure the outcomes and progress of our efforts, assign goals, develop accountability, and ensure transparency. Our corporate memberships with respected nonprofits, such as Ally Energy, Catalyst, Disability:IN, and the Women's Energy Network, provide partnership and guidance to support our goals. Our talent acquisition efforts as well as our eight global employee resource groups support the engagement, development and retention of talent across the organization.
Talent Acquisition: We have a number of initiatives to support our global goals of attracting, and retaining, the best talent to Baker Hughes. We are also enabling and expecting fair and respectful treatment for all to ensure we are living out our Baker Hughes values and behaviors.
Baker Hughes Company 2024 Form 10-K | 8

At the beginning of 2024, Baker Hughes launched a rebranded Employee Value Proposition that captures the essence of our company – how it is unique and what it aspires to accomplish, balancing our current strength and the goals to be an employer of choice. Learn more at https://careers.bakerhughes.com/global/en.
Employee Resource Groups ("ERGs"): ERGs consist of employees who have joined together based on shared interests, characteristics, or life experiences. These groups can have a powerful influence on driving change by elevating the conversation and awareness around key issues and engaging with the communities where we operate while also providing opportunities for employee development, education, and professional growth. In 2024, we continued our support of the ERGs in several ways, including the opportunity for ERGs to nominate charitable organizations to receive grants from the Baker Hughes Foundation. We are continuing our culture journey by strengthening our six communities of interest groups, which bring together employees based on shared interests and enable employees to share information and ideas, find opportunities to participate in philanthropy and volunteerism, and learn best practices by engaging with colleagues on a specific topic or area of interest. These efforts have helped strengthen our Baker Hughes culture and have fostered closer connections between employees in communities around the world.
Inclusive Culture: We have several programs and initiatives that cultivate an inclusive culture. The Baker Hughes Culture & Inclusion Council, comprised of executives across the organization, supports the success of our inclusivity and workplace culture ambitions and meets regularly to review progress and discuss ways in which we can continue to advance our efforts.
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
Learning and Development
Learning and Development is a personal journey at Baker Hughes. We empower our employees to follow their passion for personal knowledge, job related skills, development, and the domain expertise needed for professional and personal growth. In alignment with this, we continued to build upon the progress in our social learning communities, by completing our transition to an improved learning delivery platform. This change in the learning ecosystem simplified the user experience for our learners and enabled rich analytics for the team to continuously make the learning experience more engaging, impactful, and easy.
Our learning communities CORE Values, CORE Strengths and JOURNEY continue to provide opportunities for all employees to learn, share and practice their learning with their peers no matter where they are in their career. CORE Values is a curated learning space centered around our Baker Hughes Values: Grow, Care, Collaborate, and Lead, and the behaviors associated with each. CORE Strengths adds focus to the critical skills (for example Data Analytics, Project Management, Change Management) that will help transform our organization, and JOURNEY is targeted for people leaders to help them transition into their leadership roles. We continue to offer in-person learning opportunities to complement the robust virtual learning catalog with workshops and team development.
Our formal leadership development programs play a pivotal role in attracting, retaining, and developing talent and increasing the pipeline of talent into and within the organization. As an example, Aspire is a two-year rotational leadership program for recent graduates and early-career employees to grow functional and leadership skills through challenging assignments, learning plans, and global cross-functional projects.
Health, Safety, Environment, and Wellness
HSE is at the core of our culture as we are committed to doing the right thing to protect our employees, customers, the communities where we live and work, and the environment. We take a risk-based approach with
Baker Hughes Company 2024 Form 10-K | 9

proactive and preventive programs to deliver safe, secure, and sustainable operations. We have established a stringent set of standards which meet or exceed global HSE regulatory requirements.
Our commitment to HSE starts at the highest levels of our Company and is embedded throughout all layers of the organization. We encourage and empower all employees to take an active role in "owning" HSE by stopping work when conditions and/or behaviors are unsafe and reporting observations, near misses, and stop-work events through open reporting channels. Our ambition is to ensure each day we operate without serious injuries, accidents, or harm to the environment. Employees are required to complete recurring HSE training to bring awareness to potential hazards, regulatory obligations and performing activities safely. We offer over 225 HSE courses including foundational training required for all employees, workplace and job-specific training, and human-performance leadership training for managers.
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
In 2024, the mental health and emotional well-being of our employees was a critical priority. We provided resources and tools to our employees and will continue to annually host numerous events with Baker Hughes leaders and external experts. Our Employee Assistance Program provided employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers to navigate daily life and cope with major life events.
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
The Board monitors and provides oversight over our ESG policies, programs, and practices regarding corporate responsibility and sustainability and plays an active role in overseeing our human capital management efforts. Our Human Capital and Compensation Committee provides oversight of our social strategy, policies, programs, and initiatives focusing on Diversity, Inclusion and Belonging as well as pay equity, culture, talent development, succession planning, and executive compensation and benefits. Our Governance and Corporate Responsibility Committee provides oversight of the Company's environmental matters, including monitoring its sustainability strategy and initiatives, the management of employee health, safety, and wellness matters, and oversight of our positions on corporate social responsibilities and public issues of significance, including those related to privacy, digital safety and responsible AI, which affect investors and other key stakeholders. The Audit Committee provides oversight over the Company's risk assessment and risk management policies and processes, including data privacy, AI, and compliance reporting. Our Finance Committee provides oversight of our financial and investment policies and of the Company's principal finance, banking, and treasury matters, including the Company's capital structure (both equity and debt) and the principal terms of related financing transactions and requirements.
Baker Hughes Company 2024 Form 10-K | 10

GOVERNMENTAL REGULATION
Environmental Matters
We are committed to the health and safety of people, protection of the environment and compliance with environmental laws, regulations and our policies. Our past and present operations include activities that are subject to extensive domestic (including U.S. federal, state and local) and international regulations concerning, among other things, air and water quality, waste management, occupational health and safety, and wildlife and land protection. Environmental regulations continue to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment of new legislation or the issuance of judicial or agency opinions or orders, may require us and our customers to modify, supplement or replace equipment or facilities, obtain new or updated permits to conduct regulated activities, initiate investigatory and/or remedial measures, apply specific HSE criteria addressing employee protection and/or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.
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
While we seek to embed and verify sound environmental practices throughout our business, we are, and may in the future be, involved in investigation and/or remediation projects at current and former properties, typically related to historical operations and operations of our predecessor companies. In some cases, our remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs at these properties are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we have primary responsibility for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, investigation and/or remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Our total accrual for environmental remediation was $54 million and $58 million at December 31, 2024 and 2023, respectively.
Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured or sold. Such regulations principally relate to the ingredients, classification, labeling, safety, manufacturing, packaging, transportation, advertising, and marketing of our products. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to comply with transfer pricing, securities laws, and other statutes and regulations, such as the U.S. Foreign Corrupt Practices Act and other countries’ anti-corruption and anti-bribery regimes.
As a result of the conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom ("U.K."), European Union ("EU"), and other countries enacted sanctions against Russia and certain Russian interests. As previously announced on March 19, 2022, we suspended any new investments in our Russia operations, but continued to comply with applicable laws and regulations as we fulfilled existing contractual obligations. As a result, we completed a number of actions during the course of 2022 and 2023 including the sale of part of our OFSE Russia business and suspended substantially all of our remaining operational activities in Russia. In 2024, our focus in Russia has been to continue to close local entities within the scope of western sanctions and
Baker Hughes Company 2024 Form 10-K | 11

local regulation. We are continuing to closely monitor the developments in Ukraine and Russia and changes to sanctions all of which continued to make ongoing operations increasingly complex and significantly more challenging. For further information see "Note 20. Restructuring, Impairment and Other" and "Note 21. Business Dispositions and Acquisitions" of the Notes to Consolidated Financial Statements in Item 8 herein.
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
While there are no current environmental or regulatory matters that we expect to have a material adverse impact on the results of our operations, financial position or cash flows or our capital expenditures, earnings or competitive position, there can be no assurances that existing or future environmental laws and other laws, regulations and standards, judicial or administrative opinions or orders applicable to our operations or products will not lead to such a material adverse impact.
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
Baker Hughes Company 2024 Form 10-K | 12

EXECUTIVE OFFICERS OF BAKER HUGHES COMPANY
The following table shows, as of February 4, 2025, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	51
Chairman, President and Chief Executive Officer
Chairman, President and Chief Executive Officer Lorenzo Simonelli has been the Chairman of the Board of Directors of the Company since October 2017, and a Director, President and Chief Executive Officer of the Company since July 2017. Prior to joining the Company in July 2017, Mr. Simonelli was Senior Vice President, GE and President and Chief Executive Officer, GE Oil & Gas from October 2013 to July 2017. Before joining GE Oil & Gas, he was the President and Chief Executive Officer of GE Transportation from July 2008 to October 2013. Mr. Simonelli joined GE in 1994 and held various finance and leadership roles from 1994 to 2008. He also currently serves on the Board of Iveco Group N.V. He is a Business & Economics Graduate from Cardiff University in South Wales.

Nancy Buese	55
Executive Vice President and Chief Financial Officer
Nancy Buese is the Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company in November 2022, she served as Executive Vice President ("EVP") and Chief Financial Officer ("CFO") of Newmont Corporation, a gold mining company from October 2016 to October 2022. Prior to her role at Newmont, Ms. Buese spent more than a decade as EVP & CFO of MarkWest Energy Partners, a leader in gathering, processing, and transportation of hydrocarbons, as well as EVP & CFO of MPLX (a subsidiary of Marathon Petroleum) following MPLX's acquisition of MarkWest. She began her career in public accounting, starting with Arthur Andersen and rising to be a partner at Ernst & Young until 2003. She also serves on the Board of Chubb Limited since 2023. She holds a bachelor of science degree in accounting and business administration from the University of Kansas and is a Certified Public Accountant.

James E. Apostolides	47
Senior Vice President, Enterprise Operational Excellence
James E. Apostolides is the Senior Vice President of Enterprise Operational Excellence of the Company and is responsible for leading the Company's global supply chain, HSE, and ESG functions. Mr. Apostolides previously served as Senior Vice President of Enterprise Excellence from February 2020 to September 2022. In July 2017, he was appointed VP of Materials Management, Logistics, and Cash Operations. He began his career in 1999 with GE and held roles of increasing responsibility, including managerial positions in Shop Operations, Materials, Sourcing, and Fulfillment across multiple continents. He holds a bachelor's degree in mechanical engineering from Worcester Polytechnic Institute in the U.S.

Maria Claudia Borras	56
Chief Growth & Experience Officer
Maria Claudia Borras is the Chief Growth & Experience Officer of the Company. Ms. Borras previously served as Executive Vice President, Oilfield Services and Equipment from September 2022 to September 2024 and Executive Vice President, of Oilfield Services from July 2017 to September 2022. Prior to joining the Company, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011. She has served on the Board of Tyson Foods Inc. since 2021. She holds a bachelor of science degree in petroleum engineering from Universidad de América, Bogotá-Colombia.

Amerino Gatti	54
Executive Vice President, Oilfield Services and Equipment
Amerino Gatti is the Executive Vice President, Oilfield Services and Equipment of the Company. Prior to joining the Company in September 2024, Mr. Gatti served as Chief Executive Officer and Chairman of the Board of TEAM, Inc., a provider of integrated specialty industrial services with operations in over 20 countries, from January 2018 to January 2022. Prior to joining TEAM, Inc. he spent 25 years with oilfield services firm Schlumberger and held various leadership positions, including Executive Officer and President of the Production Group for North America, Vice President and General Manager for Qatar and Yemen, Global Vice President for Sand Management Services and Vice President Marketing for North America. His earlier experience includes field operations, engineering and human resources across North America, South Asia and the Middle East. He earned a degree in mechanical engineering from the University of Alberta, Canada.

Baker Hughes Company 2024 Form 10-K | 13

Name	Age	Position and Background
Ganesh Ramaswamy	56
Executive Vice President, Industrial & Energy Technology
Ganesh Ramaswamy is the Executive Vice President, Industrial & Energy Technology. Prior to joining the Company in January 2023, Mr. Ramaswamy served as President of Global Services for Johnson Controls, a worldwide provider of technologies and solutions for buildings, from December 2019 to December 2022. Prior to joining Johnson Controls, he served at Danaher Corporation, a diversified manufacturer of life sciences, diagnostics, and industrial products and services, from April 2015 to December 2019 in various executive roles including Group Executive for Marking & Coding; President of Videojet Technologies; and Senior Vice President of High Growth Markets at Beckman Coulter Diagnostics. Prior to his career with Danaher, he held executive roles at Hoya Corporation, a global provider of endoscopic imaging products and solutions, including as President of Pentax Medical, from June 2011 to April 2015. He began his career in product development and general management at GE Global Research and GE Healthcare. He also currently serves on the Board of PACCAR, Inc. He holds a doctorate in mechanical engineering from the University of Pennsylvania, a master's degree in business from the University of Wisconsin-Milwaukee, a master's degree in mechanical engineering from Auburn University, and a bachelor's degree in mechanical engineering from the University of Kerala.

Georgia Magno	46
Chief Legal Officer
Georgia Magno is the Chief Legal Officer of the Company. Ms. Magno previously served as Vice President and General Counsel for the IET segment. She joined the Company in 2010, first as General Counsel for the global supply chain and holding subsequent legal roles of increasing complexity and responsibility across commercial, operational, and product line organizations in multiple countries including Italy and the U.S. Prior to joining the Company, she was an international litigator with the law firms of Cleary Gottlieb and Weil, Gotshal & Manges LLP. She holds a J.D. from Università di Bologna and an L.L.M. from Harvard Law School and is admitted to practice law in both Italy and the U.S.

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
Baker Hughes Company 2024 Form 10-K | 14

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
There is increased focus by governments and our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. Transitioning to a lower-carbon economy will likely require extensive policy, legal, technology, and market changes.
These changes may result in the enactment of climate change-related regulations, judicial or administrative opinions, orders, policies and initiatives (at the government, regulator, corporate and/or investor community levels); technological advances with respect to the generation, transmission, storage and consumption of energy; increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas and development of, and increased demand from consumers and industry for, lower-emission products and services as well as more efficient products and services.
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
Baker Hughes Company 2024 Form 10-K | 15

and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts, could be adversely affected.
The partial or complete loss of GE Vernova or GE Aerospace as suppliers, as well as contracts with our aeroderivative joint venture (the "Aero JV") with GE Vernova may adversely affect our business, financial condition, results of operations and cash flows.
We currently have extensive commercial relationships with GE Vernova and GE Aerospace. Although we have long-term contractual frameworks in place with both GE Vernova and GE Aerospace, if either GE Vernova or GE Aerospace were to discontinue or reduce their business with the Company, fail to perform their obligations under existing contracts (such as our long-term supply agreement for heavy-duty gas turbines, the Second Amended and Restated Supply and Technology Development Agreement or the related intellectual property agreements with GE Aerospace) or experience disruptions, our business, financial condition, results of operations and cash flows may be adversely affected.
In addition to our contracts and arrangements with GE Aerospace and GE Vernova as direct suppliers, we also have exposure to GE Aerospace and GE Vernova through the Aero JV. The Aero JV is jointly controlled by GE Vernova and us, and as a result, realizing the benefits of this joint venture depends on the continued cooperation between the parties. In addition, the business and financial performance of the Aero JV may be adversely affected if GE Aerospace fails to perform its obligations under its contracts with the Aero JV. We in turn use certain products and services purchased through the Aero JV for the manufacture and maintenance of various end products, and therefore, failure of the Aero JV to perform for any reason could prevent us from fulfilling our contractual obligations, which may adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to attract and retain key personnel, we may not be able to execute our business strategy effectively and our operations could be adversely affected.
Our operations and future success depend on our ability to recruit, train, and retain key personnel. People are a key resource to developing, manufacturing, and delivering our products and providing technical services and solutions to our customers around the world. A competent, well-trained, highly skilled, motivated, and diverse workforce has a positive impact on our ability to attract and retain business. Difficulties in hiring or retaining key employees, or the unexpected loss of experienced employees resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business performance, reputation, financial condition, or results of operations. Additionally, successfully executing organizational change as we restructure the Company, management transitions at leadership levels of the Company, and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include: employee morale, our brand reputation as an employer of choice, competition from other employers, our location strategy for key roles, investments in technology and systems, and availability of qualified individuals with the desired skills and experiences needed to grow our business. Other factors that have, and could continue to impact our workforce, are: changes to our office environments and the impact this could have on our Company culture, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely, which may not meet the expectations of our employees.
The implementation of our plan to restructure our corporate organization and operating segments may not achieve the results we anticipate, which could adversely affect our business.
From time to time the Company will embark upon restructuring activities, whether in response to business operating cycles or for more significant programs of strategic significance (for example the corporate realignment in 2022 which resulted in a focus on our two operating segments). Restructuring activities may be more costly than anticipated, and could lead to the diversion of management's attention from other business priorities. As a result of these or any other factors, we may not realize the anticipated benefits associated with the restructuring plan. There can be no assurance that the restructuring plan will materially increase our profitability. Even if the restructuring plan generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the restructuring, which could adversely affect our business.
Baker Hughes Company 2024 Form 10-K | 16

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
Certain geopolitical conflicts, such as between Russia and Ukraine and between Israel and Hamas, have had and may continue to have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on regional and global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyber-attacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation. Any such risks may require us to record asset impairments and experience adverse operating impacts which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions, such as hurricanes in the Gulf of Mexico or extreme winter conditions in Canada or the North Sea, may interrupt or curtail our operations, or our customers' operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Further, the physical risks of climate change can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding,
Baker Hughes Company 2024 Form 10-K | 17

hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such effects have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity, and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. Repercussions of severe or unseasonable weather conditions, including as a result of climate change, may include evacuation of personnel and curtailment of services, weather-related damage to offshore drilling rigs resulting in suspension of operations, weather-related damage to our facilities and project work sites, inability to deliver materials to job sites in accordance with contract schedules, decreases in demand for oil and natural gas during unseasonably warm winters, and loss of productivity. As a result of the above repercussions or any others, demand for our services and operations may be adversely affected.
While we evaluate and incorporate potential ranges of physical risks, it is difficult to predict with certainty the timing, frequency or severity of such events, any of which could have a material adverse effect on our financial condition, results of operations and cash flow.
Our business has previously and may in the future again be adversely affected by a public health emergency or outbreak of a contagious disease or virus.
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
Our products are used in deepwater, and other harsh environments, and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. In addition, scrutiny of the offshore drilling industry and LNG industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot provide assurance that our products, including products supplied through joint ventures, will be able to satisfy the specifications necessary in all scenarios or under all operating conditions, nor that we will be able to perform the full-scale testing required to prove that the product specifications are satisfied in future
Baker Hughes Company 2024 Form 10-K | 18

contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations.
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
Our financial condition, results of operations and cash flows could be materially adversely affected if our customers terminate some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our RPO is comprised of unfulfilled customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company's RPO as of December 31, 2024 was $33.1 billion.
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
Our customers' activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the reduction of their cash flow, financial condition and the ability of our customers to access equity or credit markets.
Our customers' access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments, and resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for credit losses or resulting in us collecting substantially less, or none, of the amounts owed to us by such customer.
Baker Hughes Company 2024 Form 10-K | 19

Gross receivables related to our primary customer in Mexico were 7%, 9%, and 10% for 2024, 2023 and 2022, respectively. In addition to the potential risk of credit loss related to collection of accounts receivable with this customer, we have and may in the future, issue credit default swaps ("CDS") to third-party institutions related to borrowings to this customer who utilizes these funds to repay certain of our receivables. In the event of default by our customer to the financial institution, we would be required to pay the notional amount outstanding under the CDS, which may adversely impact our results of operations, short-term liquidity position, and cash flows.
LEGAL AND REGULATORY RISKS
Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.
We conduct business in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. In particular, goods, services, data, finances, people, and technology that cross international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
Compliance-related issues could limit our ability to do business in certain countries, impact our earnings and cash flows, bring reputational harm, or result in governmental investigations leading to fines, penalties or other remedial measures. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations, and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, currency conversion, repatriation of income or capital, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate, including changes in administration, can have a material effect on the laws, rules, and regulations that affect our operations and liquidity. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks. Given the highly dynamic nature of these restrictions and the unprecedented nature of these changes in recent years, and the uncertainty in the political landscape and unrest in certain areas of the world, our future success depends on the ability of our organization to react to such changes rapidly and appropriately to assure compliance as we continue to conduct business globally.
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
Baker Hughes Company 2024 Form 10-K | 20

Changes to tax laws and associated positions (including tax rate and adverse positions taken by taxing authorities) and international trade policy (including the imposition of tariffs and other import and export regulations) in the countries where we operate could have a material adverse impact on our results of operations.
We are subject to changes in tax laws, rates, treaties, and regulations in the various jurisdictions where we operate, any of which, including in the interpretation thereof, could have a material adverse impact on our tax expense, results of operations and cash flows. Further, the examinations and subsequent tax assessments by various tax authorities could increase the Company's tax liabilities. Any changes to tax laws or rates or unfavorable positions taken by tax authorities have and could preclude our ability to fully utilize tax loss carryforwards and tax credits which could increase the amount of valuation allowances required against deferred tax assets and could adversely affect our financial condition, results of operations and cash flows.

In addition, we are subject to changes to the U.S. and foreign country tariffs, international trade agreements and policies. Expansion of trade restrictions, changes to government policies related to tariffs or trade agreements could adversely affect our financial condition, results of operations and cash flows.
We could be subject to litigation and environmental claims arising out of our products and services which could adversely affect our reputation, financial condition, results of operations and cash flows.
The technical complexities of our operations expose us to a wide range of significant health, safety and environmental risks and we are from time to time subject to litigation in the U.S. and in foreign countries, for example claims involving services or equipment such as personal injury or loss of life, product failure (including as a result of a cyber-attack) or damage to or destruction of property, employment and labor, customer privacy, or regulatory risks. While we have insurance coverage against operating hazards to the extent deemed prudent by our management and to the extent insurance is available, our insurance may not cover all expenses related to litigation claims arising from our business. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. We may therefore incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely affect our financial condition, results of operations and cash flows.
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
We and our business are subject to extensive domestic and international environmental, health and safety regulations. In addition to environmental, health and safety regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage, and human health risks due to exposure to hazardous substances or operations at our current or former facilities. Additionally, we may be impacted by material changes in environmental, health and safety regulations or subject to substantial liability for environmental impacts caused by our (or our predecessors') operations. Compliance with environmental laws and regulations and associated expenditures, including but not limited to our capital expenditures for environmental control equipment, are forecasted and may be inconsistent based on multiple variables. Our compliance cost forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose new or increased restrictions on air or other emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; changes in standards of enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse
Baker Hughes Company 2024 Form 10-K | 21

outcomes with respect to sites where we have been named as a potentially responsible party ("PRP"), (including Superfund sites, the allocation of PRP liability at other sites, or discovery of additional issues at existing sites) where additional expenditures may be required to comply with environmental legal obligations; and the accidental, unauthorized discharge of hazardous materials.
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
Regulatory requirements related to ESG or sustainability reporting have been adopted and may continue to be introduced in various jurisdictions, including, but not limited to, the European Union, Australia, and the State of California. These regulations will require the reporting of sustainability data, including greenhouse gas emissions. We expect regulatory disclosure requirements related to sustainability matters to continue to expand globally, which has and may continue to increase our cost and burden of compliance and may subject us to potential legal and reputational risk.
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
Baker Hughes Company 2024 Form 10-K | 22

International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing GHG emissions. Compliance with GHG emission regulations applicable to our or our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil-fuel sectors.
In the United States, the U.S. Environmental Protection Agency ("EPA") has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA's Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry. The EPA released a final rule expanding the scope of the reporting rule, effective January 1, 2025, which in turn may impact (and include) data from our equipment or operations to the extent it remains in effect under the new administration. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas and power industries. International developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the Glasgow Climate Pact; the EU Emission Trading System; Article 8 of the EU Energy Efficiency Directive and the United Kingdom's Streamlined Energy and Carbon Reporting framework; and the EU's carbon border adjustment mechanism. Caps or fees on carbon emissions, including in the U.S. (such as methane fees imposed on emissions from certain oil and gas facilities under the Inflation Reduction Act), have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. Newly enacted GHG emissions requirements have been subject to ongoing legal challenges in the U.S. which may delay the implementation or enforcement of such rules. Although a reduction in GHG reporting obligations in the U.S. may be possible at the federal level in the short-term with changing administrations, long-term regulatory trends suggest that federal regulation of GHG emissions is likely to increase over time. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material adverse effect on our results of operations. While the Supreme Court's decision in Loper Bright Enterprises v. Raimondo to overrule Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc., which ended the concept of general deference to regulatory agency interpretations of laws, introduces new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives may continue. Consequently, legislation and regulatory programs to address climate change or reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.
Voluntary initiatives to reduce GHG emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb GHG emissions and could have an adverse impact on demand for oil and natural gas.
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
Baker Hughes Company 2024 Form 10-K | 23

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
There can be no assurance that the steps we take to obtain, maintain, protect, defend and enforce our intellectual property rights will be completely adequate. Our applications for intellectual property rights may not be granted entirely, as to key features, or at all. Our intellectual property rights may fail to provide us with significant competitive advantages, particularly in jurisdictions where we have not invested in an intellectual property portfolio or that do not have, or do not enforce, strong intellectual property rights. The weakening of protection of our trademarks, patents, trade secrets and other intellectual property rights could also adversely affect our business.
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
Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our systems, data and business, and our relationships with customers and other third parties.
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, partners or suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our customers', partners', suppliers' and third-party service providers' systems, data, and business, and the confidentiality, availability, and integrity of our and our employees' and customers' data. We utilize various procedures and controls to monitor and mitigate our exposure including maintaining a dedicated Cyber Fusion Center ("CFC") and engaging third party experts. For more information see the "Risk Management & Strategy" section of Part 1 of Item 1C herein. While we attempt to mitigate these risks, we remain vulnerable to cyber-attacks and other security incidents, including ransomware incidents. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber-attacks, an incident could occur and persist for an extended period without detection. Any investigation of a cyber-attack or other security incident would be inherently
Baker Hughes Company 2024 Form 10-K | 24

unpredictable, and it would take time before the completion of any investigation and the availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of such an incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our financial condition, results of operations and cash flows.
In addition to our own systems, we use third-party service providers, who in turn may also use third-party providers, to process certain data or information on our behalf. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cybersecurity incidents attributed to our service providers or other third parties to the extent affecting information we share with them. Although we contractually require these third parties to implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
Our digital technologies and services, as well as third-party products, services and technologies on which we rely (including emerging technologies, such as artificial intelligence programs), are subject to the risk of cyberattacks. Despite our and our service providers' efforts to protect our data and information, there can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks occur. In the normal conduct of our business, we and our service providers have been and may in the future be vulnerable to security breaches, ransomware attacks, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems, defective products, loss of access to our data, production downtimes and operational disruptions; and, given the nature of such attacks, some incidents may remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with customers, partners, suppliers and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors become increasingly sophisticated in techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. Given the increased prevalence of customer-imposed connectivity, cybersecurity controls and other related contractual obligations towards customers or other third parties, there are an increased number of attack vectors and a cyber-attack or other security incident also could result in breach of contract or indemnity claims against us by customers or other counterparties.
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
Baker Hughes Company 2024 Form 10-K | 25

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
The condition of the capital markets and equity markets in general may affect the price of our common stock and our ability to obtain financing, if necessary. Actions by the Federal Reserve to raise interest rates could result in increased borrowing costs or make the cost of borrowing funds commercially unattractive. Furthermore, if our credit rating is downgraded, it could increase borrowing costs under credit facilities and issuances of commercial paper, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain, or issue new debt financing.
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
Baker Hughes Company 2024 Form 10-K | 26

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT & STRATEGY
Overall Process
We protect our digital systems and data through a comprehensive cybersecurity management program, which includes a dedicated cybersecurity function, risk assessments, policies and procedures, and technical measures and related services from third party service providers. We have a dedicated Chief Information Security Officer ("CISO") with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. As part of our cybersecurity management program, we operate a CFC to monitor both internal and external cybersecurity threats, conduct initial assessment of severity, coordinate incident response resources, reduce incident response time, and shift toward a proactive cyber-defense model, which includes a dedicated threat intelligence program that leverages custom intelligence
Baker Hughes Company 2024 Form 10-K | 27

platforms as well as industry specific professional associations and ongoing threat hunting. Through our cybersecurity risk management program, we monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational and financial effects of any threat and countermeasures made to defend against such threats.
We have established policies and procedures, including our Incident Response Plan ("IRP"), for assessing, identifying, managing, and responding to events that may jeopardize the company digital information or systems, including protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our IRP provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities to triage, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations and mitigate brand and reputational damage. We conduct regular tabletop exercises to test established policies and procedures for responding to cybersecurity threats and incidents. In addition, employees and stakeholders can report cybersecurity threats, cybersecurity and data privacy incidents, or other concerns through external and internal reporting channels.
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
Third Party Security Experts
We engage third party security experts to supplement our internal CFC team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct tabletop exercises and internal phishing awareness campaigns. We use the findings of these exercises to improve our practices, procedures, and technologies. We also engage third party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
Identification of Threats Associated with Third Parties
Baker Hughes utilizes a third-party risk management ("TPRM") program to identify, assess, monitor, and mitigate risks associated with suppliers and vendors, including cybersecurity risks. We conduct initial risk assessments of third-party suppliers and service providers based on various factors to classify each into a risk category. Our TPRM program is designed to apply our most rigorous processes to those suppliers and service providers that are classified into the highest risk category. These processes include due diligence assessments of third-party suppliers and service providers that have access to Baker Hughes networks, confidential information, and information systems in order to assess the risks from cybersecurity threats that could impact our suppliers and third-party service providers. We leverage external partners to assist with the regular assessment of our top priority suppliers and third-party service providers to identify, review and address risks, including deeper reviews of their
Baker Hughes Company 2024 Form 10-K | 28

cybersecurity controls. We track the identified deficiencies and include with other cybersecurity metrics based on their severity. We also require that our suppliers and third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards.
Incidents & Risks
We have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have materially affected the Company. For more information on our cybersecurity risks, see "Technology Risks" identified in the "Risk Factors" section of Part 1 of Item 1A herein.
GOVERNANCE
Board of Directors
Oversight responsibilities for our cybersecurity and digital security programs and risks lie with the Audit Committee of the Board. The Board is actively engaged in the oversight of our cybersecurity and digital security programs and oversees all operational, financial, strategic, and reputational risks with oversight of specific risks undertaken with the committee structure including risks related to cybersecurity, data security, and technology.
The Audit Committee receives reports on the Company's cybersecurity program and developments from our Chief Information Officer ("CIO"), who reports to the Chief Executive Officer, and our CISO, who reports to the CIO, at each of our regular meetings, which occur at least four times per year. These reports typically include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status, as well as a review of our third-party service providers. Our digital technology, legal, and the corporate audit functions also routinely present to the Audit Committee on key cybersecurity topics and, on at least an annual basis, the Board receives reports on the Company's cybersecurity program and developments from the CIO and CISO.
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
Our senior executive leadership is actively engaged in the oversight and strategic direction of our cybersecurity and digital data protection programs. The senior executive leadership-level Cybersecurity Steering Committee ("CSC") is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation action, and assisting the Audit Committee in overseeing the Company’s cybersecurity risks. The CSC also receives monthly reports on the Company's cybersecurity program and developments from our CISO and legal representatives. The CSC is chaired by our CISO. The senior executive leadership members include the CIO, Chief Legal Officer, Chief Financial Officer, Chief Compliance Officer, and Senior Vice President, Enterprise Operational Excellence.
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
Baker Hughes Company 2024 Form 10-K | 29

ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2024:

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
Baker Hughes Company 2024 Form 10-K | 30

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the ticker symbol 'BKR'. As of January 22, 2025, there were approximately 5,404 stockholders of record.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3) (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3) (4)
October 1-31, 2024	4,340	$37.00	—	$1,741,865,699
November 1-30, 2024	28,480	38.44	—	$1,741,865,699
December 1-31, 2024	231,605	39.97	221,371	$1,733,029,749
Total	264,425	$39.76	221,371
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
(3)On July 30 2021, the Board authorized the Company to repurchase up to $2 billion of its Class A common stock. On October 27, 2022, the Board authorized an increase to our repurchase program of $2 billion of additional Class A common stock, increasing its existing repurchase authorization of $2 billion to $4 billion. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2024, our agents repurchased a number of our Class A common stock that complied with Rule 10b-18 of the Exchange Act.
(4)During the three months ended December 31, 2024, we repurchased 0.2 million shares of Class A common stock at an average price of $39.91 per share for a total of $9 million.
Baker Hughes Company 2024 Form 10-K | 31

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
Comparison of Five-Year Cumulative Total Return
BKR, S&P 500 Stock Index, S&P 500 Oil and Gas Equipment and Services Index, and OSX

	2019	2020	2021	2022	2023	2024
Baker Hughes Company ("BKR")	$100.00	$84.87	$100.98	$127.13	$150.74	$185.53
S&P 500 Stock Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P 500 Oil and Gas Equipment and Services Index	100.00	63.77	81.35	134.08	136.52	119.25
Philadelphia Oil Service Index ("OSX")	100.00	57.92	69.94	112.94	115.10	101.68
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2019 in Baker Hughes common stock, the S&P 500 Index, the S&P 500 Oil and Gas Equipment and Services Index, and the OSX.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.
ITEM 6. [RESERVED]
Baker Hughes Company 2024 Form 10-K | 32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
EXECUTIVE SUMMARY
Market Conditions
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our two business segments: OFSE and IET. We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, as well as broader industrial and new energy markets.
During 2024, Baker Hughes continued to deliver significant improvement across the company and in our financial results over 2023. We capitalized on market tailwinds to deliver substantial IET revenue growth, navigated an uneven market to deliver modest OFSE revenue growth, and realized widening benefits from our transformation efforts across the company. We also maintained strong order momentum in IET, led by significant growth in new energy and non-LNG equipment orders.
As we look to 2025, we see a muted outlook for global upstream spending due to recent oil price volatility and an oil market that looks well supplied in the near term, which might affect activity across our OFSE portfolio. Continued discipline from the world's largest producers and the pace of oil demand growth will remain important factors to monitor. Geopolitics remain another element of uncertainty across the oil and gas markets affecting macroeconomic conditions and upstream spending.
We are seeing customer spending trends shift more towards natural gas and low-carbon solutions, and we expect this trend to continue in 2025, which will continue to support strength across our IET portfolio. We remain optimistic on the LNG outlook, supporting the shift towards the development of natural gas and LNG. As a result, the global LNG project pipeline remains strong. Additionally, robust orders over the past few years are set to drive significant growth in our equipment installed base, which will underpin steady growth in Gas Technology Service over the coming years. Continued signs of tightness in the aeroderivative supply chain will remain an important factor to monitor.
Financial Results and Key Company Initiatives
In 2024, the Company generated revenues of $27.8 billion, compared to $25.5 billion in 2023, increasing $2.3 billion or 9%. The increase in revenue was driven principally by IET. IET revenue increased $2.1 billion, primarily driven by Gas Technology Equipment revenue. OFSE revenue increased $0.3 billion driven by international revenue. Operating income was $3.1 billion compared to $2.3 billion in 2023, increasing $0.8 billion. The increase to operating income was driven by higher volume primarily from higher proportionate growth in Gas Technology Equipment ("GTE") and Subsea & Surface Pressure Systems ("SSPS") and price in both segments, and structural cost-out initiatives across the company, partially offset by cost inflation.
As our journey of transformation continues, we have made progress in our efforts to improve efficiencies and modernize how the business operates. The business has undertaken significant structural changes and we see the operating benefits coming through in the margin performance.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the first quarter of 2024 by one cent to $0.21 per share. For the full year of 2024, we returned a total of $1.3 billion to shareholders in the form of dividends and share repurchases.
Baker Hughes Company 2024 Form 10-K | 33

Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: In 2025, we expect a second consecutive year of lower E&P spending due to recent commodity price volatility and E&P consolidation.
•OFSE International activity: We expect spending outside of North America to be at similar or slightly lower levels in 2025 compared to 2024.
•IET outlook: We see continued strength in LNG, Floating Production Storage and Offloading ("FPSO"), gas infrastructure, and new energy, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including: hydrogen; geothermal; CCUS; energy storage; clean power; and emissions abatement solutions. We expect to see continued growth in these global businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarize the significant factors affecting our results of operations, financial condition and liquidity position as of and for the years ended December 31, 2024, 2023, and 2022, and should be read in conjunction with our consolidated financial statements and related notes.
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
Baker Hughes Company 2024 Form 10-K | 34

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2024	2023	2022
Brent oil prices ($/Bbl) (1)	$80.52	$82.49	$100.93
WTI oil prices ($/Bbl) (2)	76.63	77.58	94.90
Natural gas prices ($/mmBtu) (3)	2.19	2.53	6.45
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Rig Count
Rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Therefore, rig counts may act as a leading indicator of market activity and reflect the relative strength of energy prices however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations such as onshore China because this information is not readily available.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2024	2023	2022
North America	787	864	898
International	947	948	851
Worldwide	1,734	1,812	1,749
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
Baker Hughes Company 2024 Form 10-K | 35

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
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Year Ended December 31,			$ Change
	2024	2023	2022	From 2023 to 2024	From 2022 to 2023
Orders:
Oilfield Services & Equipment	$15,240	$16,344	$14,089	$(1,104)	$2,255
Gas Technology Equipment	5,675	7,367	6,195	(1,692)	1,172
Gas Technology Services	3,141	3,004	2,961	137	43
Total Gas Technology	8,816	10,372	9,156	(1,555)	1,215
Industrial Products	2,079	2,069	1,833	10	237
Industrial Solutions	1,151	1,085	1,025	66	60
Controls (1)	—	66	241	(66)	(175)
Total Industrial Technology	3,230	3,220	3,099	10	121
Climate Technology Solutions (2)	954	586	425	367	161
Industrial & Energy Technology	13,000	14,178	12,680	(1,178)	1,498
Total	$28,240	$30,522	$26,770	$(2,282)	$3,752
(1)The sale of our controls business was completed in April 2023.
(2)For the years ended December 31, 2024, 2023 and 2022, total new energy orders incorporates CTS in IET of $1.0 billion, $0.6 billion, and $0.4 billion, respectively.
The RPO relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of December 31, 2024, RPO totaled $33.1 billion, of which OFSE totaled $3.0 billion and IET totaled $30.1 billion.
Baker Hughes Company 2024 Form 10-K | 36

Fiscal Year 2024 to Fiscal Year 2023
Revenue increased $2,323 million, or 9%, to $27.8 billion. OFSE increased $268 million and IET increased $2,055 million.
Selling, general and administrative cost decreased $153 million, or 6%, to $2,458 million, and our Corporate costs, which are primarily reported within this financial measure, decreased $17 million, or 5%, to $363 million. These decreases were driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Restructuring, impairment, and other charges were $301 million in 2024, primarily related to streamlining of the OFSE operating model. In 2023, restructuring, impairment, and other charges were $323 million reflecting costs to align the business with the Company's market outlook.
Operating income increased $763 million, or 33%, to $3,081 million, driven primarily by: increased volume primarily from higher proportionate growth in GTE and SSPS, favorable price, cost optimization, and, to a lesser extent, FX, partially offset by inflationary pressure.
We recorded other non-operating income of $382 million in 2024, which included a net gain of $367 million from the change in fair value for certain equity investments. In 2023, we recorded $554 million of other non-operating income. Included in this amount was a net gain of $555 million from the change in fair value for certain equity investments.
Net interest expense incurred in 2024 was $198 million, which includes interest income of $93 million. Net interest expense decreased $18 million compared to 2023, with higher interest income primarily driven by higher average cash on deposit.
We recorded income taxes in 2024 and 2023 of $257 million and $685 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily impacted by the $664 million reversal of a valuation allowance in 2024, with the rate in both years also reflecting income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. The valuation allowance on the associated deferred tax assets has been released as a result of the U.S. moving into a cumulative three-year profit position, which is supported by an increasing pattern of profitability, recent demonstration of tax credit utilization, and the forecasted continuation of profitability in the U.S.
Baker Hughes Company 2024 Form 10-K | 37

Segment Revenues and Segment Operating Income
Oilfield Services & Equipment

	Year Ended December 31,		$ Change
	2024	2023	From 2023 to 2024
Revenue
Well Construction	$4,145	$4,387	$(242)
Completions, Intervention, and Measurements	4,154	4,170	(16)
Production Solutions	3,860	3,854	6
Subsea & Surface Pressure Systems	3,470	2,950	520
Total	15,628	15,361	268

Cost of goods and services sold	12,448	12,282	166
Research and development	260	278	(18)
Selling, general and administrative	932	1,055	(123)

Operating income	$1,988	$1,746	$242
Operating margin (1)	12.7%	11.4%	1.3pts
(1)Operating margin is defined as operating income divided by revenue.
OFSE revenue of $15,628 million increased $268 million, or 2%, in 2024 compared to 2023, driven by SSPS. From a geographical perspective, international revenue was $11,673 million, an increase of $428 million from 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa regions, partially offset by the Latin America and Middle East/Asia regions. North America revenue was $3,955 million in 2024, a decrease of $161 million from 2023.
OFSE segment operating income was $1,988 million in 2024 compared to $1,746 million in 2023. The improved performance in 2024 was a result of higher price, cost-out initiatives, and, to a lesser extent, volume with higher proportionate growth in SSPS, partially offset by inflationary pressure.
Baker Hughes Company 2024 Form 10-K | 38

Industrial & Energy Technology

	Year Ended December 31,		$ Change
	2024	2023	From 2023 to 2024
Revenue
Gas Technology Equipment	$5,693	$4,232	$1,461
Gas Technology Services	2,797	2,600	197
Total Gas Technology	8,490	6,832	1,658
Industrial Products	2,040	1,962	78
Industrial Solutions	1,065	983	81
Controls (1)	—	41	(41)
Total Industrial Technology	3,105	2,987	118
Climate Technology Solutions	605	326	279
Total	12,201	10,145	2,055

Cost of goods and services sold	8,738	7,220	1,518
Research and development	383	373	10
Selling, general and administrative	1,250	1,242	8

Operating income	$1,830	$1,310	$520
Operating margin (2)	15.0%	12.9%	2.1pts
(1)The sale of our controls business was completed in April 2023.
(2)Operating margin is defined as operating income divided by revenue.
IET revenue of $12,201 million increased $2,055 million, or 20%, in 2024 compared to 2023. The increase was primarily in GTE, and, to a lesser extent, in Gas Technology Services, CTS and Industrial Technology.
IET segment operating income was $1,830 million in 2024 compared to $1,310 million in 2023. The improved performance in 2024 was driven by higher volume primarily from higher proportionate growth in GTE, price, and cost-out initiatives, partially offset by inflationary pressure.
Fiscal Year 2023 to Fiscal Year 2022
Revenue increased $4,350 million, or 21%, to $25.5 billion. OFSE increased $2,131 million and IET increased $2,219 million.
Selling, general and administrative cost increased $101 million, or 4%, to $2,611 million, and our Corporate costs, which are primarily reported within this financial measure, decreased $36 million, or 9%, to $380 million. These decreases were driven primarily by cost optimization initiatives, partially offset by inflationary pressure.
In 2023, restructuring, impairment, and other charges were $323 million reflecting costs to align the business with the Company's market outlook. In 2022, restructuring, impairment, and other charges were $705 million primarily associated with the discontinuation of our Russia operations, and costs to facilitate the reorganization into two segments.
Operating income increased $1,133 million, or 96%, to $2,317 million, driven primarily by: increased volume primarily from higher proportionate growth in GTE and SSPS, favorable price, and continued benefit of cost optimization initiatives, partially offset by inflationary pressure.
We recorded other non-operating income of $554 million in 2023, which included a net gain of $555 million from the change in fair value for certain equity investments. In 2022, we recorded $911 million of other non-operating losses primarily due to the loss of $451 million from the sale of part of the OFSE business in Russia and a loss of
Baker Hughes Company 2024 Form 10-K | 39

$265 million from the change in fair value for certain equity investments. Additionally, in December 2022, the Company, Baker Hughes Holdings, LLC ("BHH LLC") and GE entered into an agreement which resulted in the termination of the Tax Matters Agreement, and as a result, we incurred a charge of $81 million.
Net interest expense incurred in 2023 was $216 million, which includes interest income of $84 million. Net interest expense decreased $36 million compared to 2022, primarily driven by higher interest income.
We recorded income taxes in 2023 and 2022 of $685 million and $600 million, respectively. The difference between the statutory tax rate and the effective tax rate in both years was impacted by income in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. In addition, the above noted impact to the effective tax rate in 2023 was partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances while the effective rate in 2022 was further impacted by restructuring charges for which a majority had no tax benefit.
Segment Revenues and Segment Operating Income
Oilfield Services & Equipment

	Year Ended December 31,		$ Change
	2023	2022	From 2022 to 2023
Revenue
Well Construction	$4,387	$3,854	$533
Completions, Intervention, and Measurements	4,170	3,559	611
Production Solutions	3,854	3,587	267
Subsea & Surface Pressure Systems	2,950	2,230	720
Total	15,361	13,229	2,131

Cost of goods and services sold	12,282	10,789	1,492
Research and development	278	228	50
Selling, general and administrative	1,055	1,011	45

Operating income	$1,746	$1,201	$546
Operating margin (1)	11.4%	9.1%	2.3pts
(1)Operating margin is defined as operating income divided by revenue.
OFSE revenue of $15,361 million increased $2,131 million, or 16%, in 2023 compared to 2022, as a result of increased activity as evidenced by an increase in the global rig count. From a geographical perspective, international revenue was $11,245 million, an increase of $1,779 million from 2022, primarily driven by the Middle East/Asia and Latin America regions, partially offset by lower volume due to the discontinuation of our Russia operations that occurred in 2022. North America revenue was $4,116 million in 2023, an increase of $352 million from 2022.
OFSE segment operating income was $1,746 million in 2023 compared to $1,201 million in 2022. The improved performance in 2023 was primarily driven by higher volume, price and cost-out initiatives, partially offset by inflationary pressure and lower cost productivity.
Baker Hughes Company 2024 Form 10-K | 40

Industrial & Energy Technology

	Year Ended December 31,		$ Change
	2023	2022	From 2022 to 2023
Revenue
Gas Technology Equipment	$4,232	$2,599	$1,633
Gas Technology Services	2,600	2,440	160
Total Gas Technology	6,832	5,039	1,793
Industrial Products	1,962	1,697	265
Industrial Solutions	983	884	99
Controls (1)	41	208	(167)
Total Industrial Technology	2,987	2,789	198
Climate Technology Solutions	326	98	228
Total	10,145	7,926	2,219

Cost of goods and services sold	7,220	5,342	1,878
Research and development	373	307	66
Selling, general and administrative	1,242	1,142	100

Operating income	$1,310	$1,135	$175
Operating margin (2)	12.9%	14.3%	-1.4pts
(1)The sale of our controls business was completed in April 2023.
(2)Operating margin is defined as operating income divided by revenue.
IET revenue of $10,145 million increased $2,219 million, or 28%, in 2023 compared to 2022. The increase was primarily due to higher volume in Gas Technology Equipment and, to a lesser extent, in CTS, Industrial Technology and Gas Technology Services.
IET segment operating income was $1,310 million in 2023 compared to $1,135 million in 2022. The improved performance in 2023 was driven by higher volume primarily from higher proportionate growth in GTE, price and cost-out initiatives, partially offset by unfavorable cost productivity, inflationary pressure, and higher research and development costs related to new energy investments.
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
Baker Hughes Company 2024 Form 10-K | 41

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
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and sufficient liquidity. At December 31, 2024, we had cash and cash equivalents of $3.4 billion compared to $2.6 billion at December 31, 2023.
In the U.S. we held cash and cash equivalents of approximately $0.6 billion as of December 31, 2024 and 2023, and outside the U.S. of approximately $2.8 billion and $2.0 billion as of December 31, 2024 and 2023, respectively. A substantial portion of the cash held outside the U.S. at December 31, 2024 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At December 31, 2024 and 2023, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Debt" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2024, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by geopolitical events, a global pandemic, or a significant decline in oil and gas
Baker Hughes Company 2024 Form 10-K | 42

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
During the year ended December 31, 2024, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, repayment of long-term debt, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2024	2023	2022
Operating activities	$3,332	$3,062	$1,888
Investing activities	(1,016)	(817)	(1,564)
Financing activities	(1,527)	(2,028)	(1,592)
Operating Activities
Cash flows provided by operating activities were $3,332 million, $3,062 million, and $1,888 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash from operating activities is primarily generated from net income or loss adjusted for certain noncash items (including depreciation, amortization, gain or loss on equity securities, stock-based compensation cost, deferred tax benefit or provision, and the impairment of certain assets).
In 2024, net working capital cash generation was $7 million, mainly due to progress collections mostly offset by an increase in receivables, inventory, and contract assets as the business continues to expand. Included in the cash flows from operating activities in 2024 are payments of $217 million made primarily for employee severance as a result of our restructuring activities.
In 2023, net working capital cash generation was $42 million, mainly due to strong progress collections on equipment contracts, mostly offset by an increase in receivables and inventory due to expansion of the business.
In 2022, net working capital cash generation was $122 million primarily due to strong progress collections on equipment contracts and an increase in accounts payable, partially offset by the increase in receivables and inventory due to growth of the business.
Investing Activities
Cash flows used in investing activities were $1,016 million, $817 million, and $1,564 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $1,278 million, $1,224 million, and $989 million for 2024, 2023, and 2022, respectively, partially offset by cash flows from the disposal of PP&E of $203 million, $208 million, and $217 million in 2024, 2023, and 2022, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and PP&E no longer used in operations that was sold throughout the period.
Baker Hughes Company 2024 Form 10-K | 43

We had proceeds from the sale of certain equity securities of $92 million, $372 million, and $26 million in 2024, 2023, and 2022, respectively.
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
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars and remit cash from our Argentine operations. There is an indirect foreign exchange mechanism known as a Blue Chip Swap that enables companies to transfer U.S. dollars out of and into Argentina, effectively at a parallel U.S. dollar exchange rate. In 2024 and 2023, we entered into transactions in order to remit cash from our Argentine operations resulting in a net loss and a net cash outflow of $7 million and $66 million, respectively, which is included in other investing activities.
Financing Activities
Cash flows used in financing activities were $1,527 million, $2,028 million, and $1,592 million for the years ended December 31, 2024, 2023, and 2022, respectively.
In 2024, we repaid long-term debt of $143 million primarily related to debentures that matured in the second quarter of 2024. In 2023, we repaid long-term debt of $651 million primarily related to certain senior notes that matured in December of 2023. Additionally, we increased our quarterly dividend by one cent to $0.21 per share during the first quarter of 2024. We paid dividends of $836 million, $786 million, and $726 million to our Class A stockholders in 2024, 2023, and 2022, respectively.
We repurchased and canceled 15.2 million, 16.3 million, and 29.7 million shares of Class A common stock for a total of $484 million, $538 million, and $828 million, for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2025 will be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $1.0 billion to $1.1 billion in 2025.
Contractual Obligations and Commitments
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2024 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
Baker Hughes Company 2024 Form 10-K | 44

See "Note 9. Debt" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our long-term debt. See "Note 8. Leases" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our operating leases.
As of December 31, 2024, we had expected cash payments for estimated interest on our long-term debt and finance lease obligations of $249 million payable within the next twelve months and $2,468 million payable thereafter.
As of December 31, 2024, we had purchase obligations of $1,855 million payable within the next twelve months and $679 million payable thereafter. Our purchase obligations include expenditures for capital assets for 2025 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $602 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations discussed above. See "Note 11. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Other Factors Affecting Liquidity
Registration Statement: In December 2023, Baker Hughes, together with BHH LLC and Baker Hughes Co-Obligor, Inc. filed a universal automatic shelf registration statement on Form S-3ASR with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. There were no sales of such securities during the year ended December 31, 2024. The registration statement will expire in December 2026.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectible accounts receivable, nor are any such balances currently in dispute. During 2024, the Company issued credit default swaps ("CDS") in the total of $553 million to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $412 million as of December 31, 2024, which will reduce each month through September 2026 as the customer repays the borrowings. The fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. As of December 31, 2024, 16% of our gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. As of December 31, 2023, 19% of our gross customer receivables were from customers in the U.S. and 11% were from customers in Mexico. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 82% of the total cash balance as of December 31, 2024. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Baker Hughes Company 2024 Form 10-K | 45

Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $5,797 million as of December 31, 2024, with maturities ranging from 2026 to 2047. The Debt Securities constitute debt obligations of BHH LLC, an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100% owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
As required under SEC Rule 13-01, we have included summarized financial information for the Issuers because the combined assets, liabilities, and results of operations of the Issuers are materially different than the corresponding amounts in our consolidated financial statements due to the release of a valuation allowance for certain deferred tax assets.

Year Ended December 31,
Summarized Income Statement data (In millions)	2024
Revenues	$27,829
Costs and expenses	24,747
Net income	2,645
Net income attributable to Baker Hughes Company	2,615

	December 31,
Summarized Balance Sheet data (In millions)	2024	2023
Current assets	$17,268	$16,305
Noncurrent assets	20,912	20,716
Current liabilities	12,888	12,910
Noncurrent liabilities	8,317	8,445
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
The Audit Committee of the Board has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2024. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.
Baker Hughes Company 2024 Form 10-K | 46

Revenue Recognition on Long-Term Product Services Agreements
We have long-term service agreements with our customers, primarily within our IET segment. These agreements typically require us to maintain assets sold to the customer over a defined contract term. These agreements have an average contract term of greater than 10 years. From time to time, these contract terms may be extended through contract modifications or amendments, which may result in revisions to future billing and cost estimates. Revenue recognition on long-term product services agreements requires estimates of both customer payments and the costs to perform required maintenance services over the contract term. We recognize revenue on an over time basis using input methods to measure our progress toward completion at the estimated margin rate of the contract.
To develop our billing estimates, we consider the number of billable events that will occur based on estimated utilization of the asset under contract, over the life of the contract term. This estimated utilization will consider both historical and market conditions, asset retirements and new product introductions, if applicable.
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
Revisions to cost or billing estimates may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $(11) million, $15 million and $20 million for the three years ended December 31, 2024, 2023 and 2022, respectively. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. Cash billings collected on these contracts were approximately $0.6 billion during the years ended December 31, 2024 and 2023. Our contracts (on average) are approximately 11% complete based on costs incurred to date and our estimate of future costs.
Revenue Recognition on Sale of Customized Equipment
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimation of the total costs required to fulfill our promise to a customer is generally based on our history of manufacturing similar assets for customers. This estimation of cost is critical to our revenue recognition process and is updated routinely to reflect changes in quantity or cost of the inputs. In certain projects, the underlying technology or promise to the customer is unique to what we have historically promised, and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. The total revenue recognized for the sale of equipment on an over time basis during the twelve months ended December 31, 2024, 2023 and 2022 was $8.5 billion, $6.1 billion, and $4.2 billion, respectively.
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
Baker Hughes Company 2024 Form 10-K | 47

and typically requires analysis of discounted cash flows and other market information, such as trading multiples, and comparable transactions.
Other long-lived assets, including property, plant and equipment and identifiable finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and at least annually for indefinite-lived intangible assets. When testing for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, which involves significant estimates and judgments on the part of management.
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
Deferred income tax assets represent amounts available to reduce income taxes payable in future years. We routinely assess the recoverability of such assets, weighing available positive and negative evidence and recording a valuation allowance when it is more likely than not that some portion or all of the assets will not be realized. In undertaking such assessment, we first look to objective and verifiable evidence, the nature and severity of cumulative pretax losses, if any, based on a rolling three-year period, recent earnings history and associated trends or changes, and the nature of temporary differences, including predictability of reversal patterns and duration of carryforward. We then also evaluate other evidence such as projected financial results, sensitivity of such results to external factors or changes in assumptions, and prudent and readily available tax planning strategies that may alter the timing of reversal of the temporary differences. While we consider all available positive and negative evidence, certain objectively verifiable categories of evidence carry more weight in the analysis. For example, concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. While this would not be the sole determinate of the need for a valuation allowance, it does carry greater weight within the broader assessment when alongside other, more subjective evidence, including projections for future growth.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $455 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2024. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
Allowance for Credit Losses
The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due to us. We monitor our customers' payment history and current creditworthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate.
Baker Hughes Company 2024 Form 10-K | 48

For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations. At December 31, 2024 and 2023, the allowance for credit losses totaled $232 million and $350 million of total gross accounts receivable, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.
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
Any forward-looking statements speak only as of this Annual Report. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.
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
Baker Hughes Company 2024 Form 10-K | 49

INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. As of December 31, 2024, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The interest rate swaps are designated and each qualify as a fair value hedging instrument. The interest rate swaps are considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge was recorded as a gain or loss in interest expense and was equally offset by the gain or loss of the underlying debt instrument, which also was recorded in interest expense.
The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2025	2026	2027	2028	2029	Thereafter	Total (2)
As of December 31, 2024
Long-term debt (1)	$—	$600	$1,350	$—	$760	$2,996	$5,706
Weighted average interest rates	—%	2.35%	5.36%	—%	3.45%	4.21%	4.18%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $5.3 billion at December 31, 2024.
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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $3.0 billion and $3.6 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2024 and 2023, respectively. The notional amounts of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2024, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $15 million to our pre-tax earnings; however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 15. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.
Baker Hughes Company 2024 Form 10-K | 50

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2024. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ NANCY BUESE Nancy Buese Executive Vice President and Chief Financial Officer	/s/ REBECCA CHARLTON Rebecca Charlton Senior Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 4, 2025
Baker Hughes Company 2024 Form 10-K | 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Baker Hughes Company 2024 Form 10-K | 52

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
/s/ KPMG LLP
Houston, Texas
February 4, 2025
Baker Hughes Company 2024 Form 10-K | 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Houston, Texas
February 4, 2025
Baker Hughes Company 2024 Form 10-K | 54

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Revenue:
Sales of goods	$17,810	$15,617	$12,236
Sales of services	10,019	9,889	8,920
Total revenue	27,829	25,506	21,156
Costs and expenses:
Cost of goods sold	14,792	13,309	10,445
Cost of services sold	7,197	6,946	6,311
Selling, general and administrative	2,458	2,611	2,510
Restructuring, impairment and other	301	323	705
Total costs and expenses	24,748	23,189	19,971
Operating income	3,081	2,317	1,185
Other non-operating income (loss), net	382	554	(911)
Interest expense, net	(198)	(216)	(252)
Income before income taxes	3,265	2,655	22
Provision for income taxes	(257)	(685)	(600)
Net income (loss)	3,008	1,970	(578)
Less: Net income attributable to noncontrolling interests	29	27	23
Net income (loss) attributable to Baker Hughes Company	$2,979	$1,943	$(601)

Per share amounts:
Basic income (loss) per Class A common share	$3.00	$1.93	$(0.61)
Diluted income (loss) per Class A common share	$2.98	$1.91	$(0.61)

Cash dividend per Class A common share	$0.84	$0.78	$0.73
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2024 Form 10-K | 55

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income (loss)	$3,008	$1,970	$(578)
Less: Net income attributable to noncontrolling interests	29	27	23
Net income (loss) attributable to Baker Hughes Company	2,979	1,943	(601)
Other comprehensive income (loss):
Foreign currency translation adjustments	(350)	153	(269)
Cash flow hedges	(1)	3	2
Benefit plans	(14)	19	(14)
Other comprehensive income (loss)	(365)	175	(281)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)
Other comprehensive income (loss) attributable to Baker Hughes Company	(365)	175	(278)
Comprehensive income (loss)	2,643	2,145	(859)
Less: Comprehensive income attributable to noncontrolling interests	29	27	20
Comprehensive income (loss) attributable to Baker Hughes Company	$2,614	$2,118	$(879)
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2024 Form 10-K | 56

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,364	$2,646
Current receivables, net	7,122	7,075
Inventories, net	4,954	5,094
All other current assets	1,771	1,486
Total current assets	17,211	16,301
Property, plant and equipment, less accumulated depreciation	5,127	4,893
Goodwill	6,078	6,137
Other intangible assets, net	3,951	4,093
Contract and other deferred assets	1,730	1,756
Deferred income tax assets	1,284	722
All other assets	2,982	3,043
Total assets	$38,363	$36,945
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,542	$4,471
Short-term and current portion of long-term debt	53	148
Progress collections and deferred income	5,672	5,542
All other current liabilities	2,724	2,830
Total current liabilities	12,991	12,991
Long-term debt	5,970	5,872
Liabilities for pensions and other postretirement benefits	988	978
Deferred income tax liabilities	83	176
All other liabilities	1,276	1,409
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 990 and 998 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class B common stock, $0.0001 par value - 1,250 authorized, nil issued and outstanding as of December 31, 2024 and 2023	—	—
Capital in excess of par value	25,896	26,983
Retained loss	(5,840)	(8,819)
Accumulated other comprehensive loss	(3,161)	(2,796)
Baker Hughes Company equity	16,895	15,368
Noncontrolling interests	160	151
Total equity	17,055	15,519
Total liabilities and equity	$38,363	$36,945
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2024 Form 10-K | 57

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A and Class B Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2021	—	$27,375	$(10,160)	$(2,385)	$1,916	$16,746
Comprehensive loss:
Net income (loss)			(601)		23	(578)
Other comprehensive loss				(278)	(3)	(281)
Dividends on Class A Common Stock ($0.73 per share)		(726)				(726)
Effect of exchange of Class B common stock and associated BHH LLC Units for Class A common stock		2,060		(309)	(1,751)	—
Repurchase and cancellation of Class A common stock		(823)		1	(6)	(828)
Stock-based compensation cost		207				207
Other		33			(48)	(15)
Balance at December 31, 2022	—	28,126	(10,761)	(2,971)	131	14,525
Comprehensive income (loss):
Net income			1,943		27	1,970
Other comprehensive income				175		175
Dividends on Class A Common Stock ($0.78 per share)		(786)				(786)
Repurchase and cancellation of Class A common stock		(538)				(538)
Stock-based compensation cost		197				197
Other		(16)	(1)		(7)	(24)
Balance at December 31, 2023	—	26,983	(8,819)	(2,796)	151	15,519
Comprehensive income (loss):
Net income			2,979		29	3,008
Other comprehensive loss				(365)		(365)
Dividends on Class A Common Stock ($0.84 per share)		(836)				(836)
Repurchase and cancellation of Class A common stock		(484)				(484)
Stock-based compensation cost		202				202
Other		31			(20)	11
Balance at December 31, 2024	—	$25,896	$(5,840)	$(3,161)	$160	$17,055
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2024 Form 10-K | 58

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,008	$1,970	$(578)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,136	1,087	1,061
(Benefit) provision for deferred income taxes	(671)	(59)	105
(Gain) loss on equity securities	(367)	(555)	265
Stock-based compensation cost	202	197	207
Property, plant and equipment impairment, net	77	(1)	166
(Gain) loss on business dispositions	—	(40)	451
Changes in operating assets and liabilities:
Current receivables	(159)	(986)	(625)
Inventories	(102)	(461)	(885)
Accounts payable	91	61	605
Progress collections and deferred income	273	1,639	1,103
Contract and other deferred assets	(96)	(211)	(76)
Other operating items, net	(60)	421	89
Net cash flows provided by operating activities	3,332	3,062	1,888

Cash flows from investing activities:
Expenditures for capital assets	(1,278)	(1,224)	(989)
Proceeds from disposal of assets	203	208	217
Proceeds from sale of equity securities	92	372	26
Proceeds from business dispositions	—	293	—
Net cash paid for acquisitions	—	(301)	(767)
Other investing items, net	(33)	(165)	(51)
Net cash flows used in investing activities	(1,016)	(817)	(1,564)

Cash flows from financing activities:
Repayment of long-term debt	(143)	(651)	—
Dividends paid	(836)	(786)	(726)
Repurchase of Class A common stock	(484)	(538)	(828)
Other financing items, net	(64)	(53)	(38)
Net cash flows used in financing activities	(1,527)	(2,028)	(1,592)
Effect of currency exchange rate changes on cash and cash equivalents	(71)	(59)	(97)
Increase (decrease) in cash and cash equivalents	718	158	(1,365)
Cash and cash equivalents, beginning of period	2,646	2,488	3,853
Cash and cash equivalents, end of period	$3,364	$2,646	$2,488

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$1,040	$595	$498
Interest paid	$298	$309	$291
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2024 Form 10-K | 59

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain.
BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial information. The consolidated financial statements include the accounts of Baker Hughes and all of its subsidiaries and affiliates which it controls or variable interest entities for which the Company has determined it is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that it believes to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets; revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives; and the fair value of assets acquired and liabilities assumed in acquisitions.
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the Company's period-end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss). The impact of remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the Company or its subsidiaries is included in the consolidated statements of income (loss).
Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time
The Company recognizes revenue on agreements for sales of equipment manufactured to unique customer specifications including long-term construction projects, on an over time basis, utilizing cost inputs as the
Baker Hughes Company 2024 Form 10-K | 60

Baker Hughes Company
Notes to Consolidated Financial Statements
measurement criteria in assessing the progress toward completion. The Company's estimate of costs to be incurred to fulfill its promise to a customer is based on the Company's history of manufacturing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. The Company begins to recognize revenue on these contracts when the contract specific inventory becomes customized for a customer, which is reflective of its initial transfer of control of the incurred costs. The Company provides for potential losses on any of these agreements when it is probable that it will incur the loss.
The Company's billing terms for these over time contracts vary, but are generally based on achieving specified milestones. The differences between the timing of the Company's revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to its contract asset or contract liability positions.
Performance Obligations Satisfied at a Point In Time
The Company recognizes revenue for non-customized equipment at the point in time that the customer obtains control of the good. Equipment for which the Company recognizes revenue at a point in time includes equipment manufactured on a standardized basis for sale to the market. The Company uses proof of delivery for certain large equipment with more complex logistics associated with the shipment, whereas the delivery of other equipment is generally determined based on historical data of transit times between regions.
On occasion the Company sells equipment with a right of return. The Company uses its accumulated experience to estimate and provide for such returns when it records the sale. In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, the Company recognizes revenue when it has concluded that the customer has control of the equipment and that acceptance has or is likely to occur.
The Company's billing terms for these point in time equipment contracts vary, but are generally based on shipment of the equipment to the customer.
Revenue from Sale of Services
Performance Obligations Satisfied Over Time
The Company sells product services under long-term product maintenance or extended warranty agreements in the Industrial & Energy Technology ("IET") segment. These agreements require the Company to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on liquefied natural gas ("LNG") applications). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on an other than straight-line basis. The Company recognizes related sales based on the extent of its progress toward completion measured by actual costs incurred in relation to total expected costs. The Company provides for any loss that it expects to incur on any of these agreements when that loss becomes probable. The Company utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned. In addition, revenue for certain oilfield services is recognized on an over time basis as performed.
The Company's billing terms for these contracts are generally based on asset utilization (i.e. usage per hour) or the occurrence of a major maintenance event within the contract. The differences between the timing of the Company's revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to its contract asset or contract liability positions.
Baker Hughes Company 2024 Form 10-K | 61

Baker Hughes Company
Notes to Consolidated Financial Statements
Performance Obligations Satisfied at a Point In Time
The Company sells certain tangible products, largely spare equipment, through its services business. The Company recognizes revenue for this equipment at the point in time that the customer obtains control of the good, which is at the point in time the Company delivers the spare part to the customer. The Company's billing terms for these point in time service contracts vary, but are generally based on shipment of the equipment to the customer.
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. Research and development costs were $643 million, $651 million, and $552 million for the years ended December 31, 2024, 2023 and 2022, respectively, net of related funding received from third parties. Research and development expenses are reported in "Cost of goods sold" and "Cost of services sold" in the consolidated statements of income (loss).
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
Allowance for Credit Losses
The Company monitors its customers' payment history and current creditworthiness to determine that collectability of the related financial assets is reasonably assured. The Company also considers the overall business climate in which its customers operate. The Company does not generally require collateral in support of its current receivables, but it may require payment in advance or security in the form of a letter of credit or a bank guarantee. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations.
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out ("FIFO") basis or average cost basis. As necessary, the Company records provisions and maintains reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, the Company regularly reviews inventory quantities on hand and compares them to estimates of future product demand, market conditions, production requirements and technological developments.
Property, Plant and Equipment
Property, plant and equipment ("PP&E") is initially stated at cost and is depreciated over its estimated economic life. Subsequently, PP&E is measured at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated economic lives of the individual assets, and impairment losses. The Company manufactures a substantial portion of its tools and equipment in the Oilfield Services & Equipment ("OFSE") segment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized in inventory and subsequently moved to PP&E.
Goodwill and Other Long-Lived Assets
The Company performs an annual impairment test of goodwill on a qualitative or quantitative basis for each of the reporting units as of July 1, in conjunction with its annual strategic planning process, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that
Baker Hughes Company 2024 Form 10-K | 62

Baker Hughes Company
Notes to Consolidated Financial Statements
it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transactions and discounted cash flow approaches. Potential impairment indicators include, but are not limited to, (i) the results of the Company's most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed; (ii) downward revisions to internal forecasts, and the magnitude thereof, if any; and (iii) declines in the Company's market capitalization below its book value, and the magnitude and duration of those declines, if any.
The Company amortizes the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life.
The Company reviews PP&E, intangible assets and certain other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and at least annually for indefinite-lived intangible assets. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of recoverability is made based upon the estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.
Leases
The Company enters into various contractual arrangements for the right to use facilities and equipment. At contract inception, management evaluates whether each of these arrangements contains a lease and classifies all identified leases as either operating or finance. If the arrangement is subsequently modified, the classification is re-evaluated. Upon commencement of the lease, management recognizes a lease liability and corresponding right-of-use ("ROU") asset. Lease assets are tested for impairment in the same manner as other long-lived assets.
Financial Instruments
The Company's financial instruments include cash and equivalents, current receivables, investments, accounts payables, short and long-term debt, and derivative financial instruments.
The Company monitors its exposure to various business risks including commodity prices, interest rates, and foreign currency exchange rates, and it regularly uses derivative financial instruments to manage these risks. At the inception of a new derivative, the Company designates the derivative as a hedge, or it determines the derivative to be undesignated as a hedging instrument. The Company documents the relationships between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
The Company records all derivatives as of the end of its reporting period in the consolidated statements of financial position at fair value. For the forward contracts held as undesignated hedging instruments, the Company records the changes in fair value in the consolidated statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
Fair Value Measurements
For financial assets and liabilities measured at fair value on a recurring basis, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data,
Baker Hughes Company 2024 Form 10-K | 63

Baker Hughes Company
Notes to Consolidated Financial Statements
internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs and the Company maintains policies and procedures to identify, monitor and assess the reasonableness of these inputs to the valuation. These two types of inputs create the following fair value hierarchy:
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
Recurring Fair Value Measurements
Derivatives
When the Company has Level 1 derivatives, which are traded either on exchanges or liquid markets, the Company uses closing prices for valuation. The majority of the Company's derivatives are valued using internal models and are included in Level 2. These internal models maximize the use of market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent foreign currency and commodity forward contracts for the Company.
Investments in Debt and Equity Securities
When available, the Company uses quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.
For investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), the Company uses pricing models and observable inputs that are consistent with what other market participants would use and these are included in Level 2. The inputs and assumptions to the models are derived from market observable sources, including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. When the Company uses valuations that are based on significant unobservable inputs, it classifies the investment securities in Level 3.
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, equity securities without readily determinable fair value, equity method investments and long-lived assets that are written down to fair value when they are impaired, and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in a deconsolidation of a subsidiary, if the Company sells a controlling interest and retains a noncontrolling stake in the entity.
Investments in Equity Securities
Investments in equity securities (in which the Company does not have a controlling financial interest or significant influence, most often because it holds a voting interest of 0% to 20%) with readily determinable fair values are measured at fair value with changes recognized in earnings and reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss). Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price
Baker Hughes Company 2024 Form 10-K | 64

Baker Hughes Company
Notes to Consolidated Financial Statements
changes in orderly transactions for identical or similar equity securities of the same issuer. These changes are recorded in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
Equity method investments are equity holdings in entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because it holds a voting interest of 20% to 50%. At December 31, 2024 and 2023, the aggregate carrying amount of the Company's equity method investments was $1,080 million and $979 million, respectively. The results of the Company's equity method investments are presented in the consolidated statements of income (loss) as follows: (i) if the investment is integral to the Company's operations, their results are included in "Selling, general and administrative," and (ii) if the investment is not integral to the Company's operations, their results are included in "Other non-operating income (loss), net." Investments in, and advances to, equity method investments are presented on a one-line basis in "All other assets" in the consolidated statements of financial position.
Income Taxes
The Company files U.S. federal and state income tax returns which primarily includes its distributive share of items of income, gain, loss, and deduction of Baker Hughes Holdings LLC ("BHH LLC"), its primary operating company and a wholly owned subsidiary of the Company since December 2022, which was treated as a partnership for U.S. tax purposes until December 30, 2023. Effective December 30, 2023, the Company and various subsidiaries completed a reorganization that resulted in BHH LLC no longer being treated as a partnership for U.S. tax purposes. As a partnership, BHH LLC was not subject to U.S. federal income tax under current U.S. tax laws. However, as of December 31, 2023, BHH LLC is included and taxed as part of the Company's consolidated U.S. tax return. Non-U.S. current and deferred income taxes owed by the subsidiaries of BHH LLC are reflected in the Company's financial statements.
The Company accounts for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and the tax base of assets and liabilities based on enacted tax rates expected to be in effect when taxes are actually paid or recovered, as well as for net operating losses and tax credit carryforwards. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes is not more likely than not to be realized.
Significant judgment is required in determining the Company's tax expense and in evaluating its tax positions, including evaluating uncertainties. The Company's tax filings are subject to audit by the tax authorities in the jurisdictions where it conducts business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. The Company has provided for the amounts that it believes will ultimately result from these proceedings. The Company recognizes uncertain tax positions that are "more likely than not" to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. The Company classifies interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in the financial statements in the period they are finalized.
Supply Chain Finance Programs
Under the supply chain finance ("SCF") programs, administered by a third party, the Company's suppliers are given the opportunity to sell receivables from the Company to participating financial institutions at their sole discretion at a rate that leverages the Company's credit rating and thus might be more beneficial to the Company's suppliers. The Company's responsibility is limited to making payment on the terms originally negotiated with the Company's supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms the Company negotiates with its suppliers is consistent, irrespective of whether a supplier participates in the program.
Baker Hughes Company 2024 Form 10-K | 65

Baker Hughes Company
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, $411 million and $332 million of SCF program liabilities are recorded in "Accounts payable" in the consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the consolidated statements of cash flows when settled. See "Note 22. Supplementary Information" for further information on the changes in the Company's SCF program liabilities.
NEW ACCOUNTING STANDARDS ADOPTED
The Company has adopted ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), effective retrospectively for the fiscal year ended December 31, 2024. ASU 2023-07 enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. As a result of this adoption, the Company's segment disclosure now includes significant expense categories. The Company's primary segment measure remains unchanged. See "Note 17. Segment Information" for the enhanced disclosures associated with the adoption of ASU 2023-07.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03"), which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. ASU 2024-03 is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09, which allows for early adoption, is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company continues to evaluate the impact of this standard on its disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following at December 31:

	2024	2023
Customer receivables	$5,945	$6,033
Other	1,409	1,392
Total current receivables	7,354	7,425
Less: Allowance for credit losses	(232)	(350)
Total current receivables, net	$7,122	$7,075
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
Baker Hughes Company 2024 Form 10-K | 66

Baker Hughes Company
Notes to Consolidated Financial Statements
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of December 31, 2024, 16% of our gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. As of December 31, 2023, 19% of our gross customer receivables were from customers in the U.S. and 11% were from customers in Mexico. No other country accounted for more than 10% of our gross customer receivables at this date.
See "Note 22. Supplementary Information" for further information on the changes in the allowance for credit losses.
NOTE 3. INVENTORIES
Inventories, net of reserves of $390 million and $389 million in 2024 and 2023, respectively, consist of the following at December 31:

	2024	2023
Finished goods	$2,494	$2,626
Work in process and raw materials	2,460	2,468
Total inventories, net	$4,954	$5,094
For the years ended December 31, 2024 and 2023, the Company recorded inventory impairments of $73 million and $35 million, respectively, primarily in the OFSE segment. See "Note 20. Restructuring, Impairment and Other" for further information.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	Useful Life	2024	2023
Land and improvements	8 - 10 years (1)	$297	$332
Buildings, structures and related equipment	5 - 40 years	2,347	2,264
Machinery, equipment and other	1 - 20 years	8,539	7,974
Total cost		11,183	10,570
Less: Accumulated depreciation		(6,056)	(5,678)
Property, plant and equipment, less accumulated depreciation		$5,127	$4,893
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $870 million, $830 million and $839 million for the years ended December 31, 2024, 2023 and 2022, respectively. See "Note 20. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.
Baker Hughes Company 2024 Form 10-K | 67

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2022, gross	$19,708	$4,752	$24,460
Accumulated impairment at December 31, 2022	(18,276)	(254)	(18,530)
Balance at December 31, 2022	1,432	4,498	5,930
Acquisitions	95	43	138
Currency exchange and other	14	55	69
Balance at December 31, 2023	1,541	4,596	6,137
Currency exchange and other	6	(65)	(59)
Balance at December 31, 2024	$1,547	$4,531	$6,078
As a result of the Company's goodwill impairment assessment performed in the year ended December 31, 2024, there were no goodwill impairments deemed necessary.
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following at December 31:

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,921	$(883)	$1,038	$1,945	$(818)	$1,127
Technology	1,248	(981)	267	1,253	(899)	354
Trade names and trademarks	290	(196)	94	290	(186)	104
Capitalized software	1,522	(1,172)	350	1,413	(1,107)	306
Finite-lived intangible assets	4,981	(3,232)	1,749	4,901	(3,010)	1,891
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$7,183	$(3,232)	$3,951	$7,103	$(3,010)	$4,093
Finite-lived intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense was $266 million, $257 million and $222 million for the years ended December 31, 2024, 2023 and 2022, respectively. No impairment for indefinite-lived intangible assets were recorded in 2024.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2025	$235
2026	192
2027	171
2028	148
2029	122
Baker Hughes Company 2024 Form 10-K | 68

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. The Company's long-term product service agreements are provided by the IET segment. The Company's long-term equipment contracts are provided by both the IET and OFSE segments. Contract assets consist of the following at December 31:

	2024	2023
Long-term product service agreements	$346	$418
Long-term equipment contracts and certain other service agreements	1,247	1,184
Contract assets (total revenue in excess of billings)	1,593	1,602
Deferred inventory costs	124	126
Other costs to fulfill or obtain a contract	13	28
Contract and other deferred assets	$1,730	$1,756
Revenue recognized during the years ended December 31, 2024 and 2023 from performance obligations satisfied (or partially satisfied) in previous years related to long-term service agreements was $(11) million and $15 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following at December 31:

	2024	2023
Progress collections	$5,550	$5,405
Deferred income	122	137
Progress collections and deferred income (contract liabilities)	$5,672	$5,542
Revenue recognized during the years ended December 31, 2024 and 2023 that was included in the contract liabilities at the beginning of the year was $4,398 million and $2,999 million, respectively.
NOTE 8. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2024	2023	2022
Long-term fixed lease	$292	$276	$254
Long-term variable lease	76	73	48
Short-term lease	511	503	477
Total operating lease expense	$879	$852	$779
Cash flows used in operating activities for operating leases approximate lease expense for the years ended December 31, 2024, 2023 and 2022.
Baker Hughes Company 2024 Form 10-K | 69

Baker Hughes Company
Notes to Consolidated Financial Statements
As of December 31, 2024, maturities of operating lease liabilities are as follows:

Year	Operating Leases
2025	$221
2026	147
2027	99
2028	72
2029	54
Thereafter	210
Total lease payments	803
Less: imputed interest	130
Total	$673
Amounts recognized in the consolidated statements of financial position for operating leases consist of the following:

	2024	2023
All other current liabilities	$198	$220
All other liabilities	475	549
Total	$673	$769
Right-of-use assets of $678 million and $769 million as of December 31, 2024 and 2023, respectively, are included in "All other assets" in the consolidated statements of financial position. The weighted-average remaining lease term for the Company's operating leases was approximately seven years for the years ended December 31, 2024 and 2023. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2024 and 2023 was 4.3% and 3.9%, respectively.
Baker Hughes Company 2024 Form 10-K | 70

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 9. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following at December 31:

	2024		2023
	Amount	Effective Interest Rate (1)	Amount	Effective Interest Rate (1)
Short-term and current portion of long-term debt
8.55% Debentures due June 2024 (2)	$—	—%	$109	4.1%
Other debt	53	4.6%	39	4.9%
Total short-term and current portion of long-term debt	53		148

Long-term debt
2.061% Senior Notes due December 2026	599	2.4%	598	2.4%
3.337% Senior Notes due December 2027	1,302	5.4%	1,294	5.3%
6.875% Notes due January 2029 (2)	262	3.9%	268	3.9%
3.138% Senior Notes due November 2029	523	3.2%	523	3.2%
4.486% Senior Notes due May 2030	498	4.6%	498	4.6%
5.125% Senior Notes due September 2040 (2)	1,275	4.2%	1,281	4.2%
4.080% Senior Notes due December 2047	1,338	4.1%	1,338	4.1%
Other long-term debt	173	4.2%	73	6.3%
Total long-term debt	5,970		5,872
Total debt	$6,023		$6,020
(1)Effective interest rate is based on the carrying value including issuance costs, interest rate swaps, and step-up adjustments from the Baker Hughes Incorporated ("BHI") acquisition recorded for certain Senior Notes and Debentures.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI.
The carrying value of short-term and long-term debt includes issuance costs, changes in fair value of the debt instrument hedged by interest rate swaps, and step-up adjustments for the BHI acquisition. At December 31, 2024 and 2023, these adjustments resulted in a net increase to the carrying value of the Company's debt totaling $91 million and $95 million, respectively. The estimated fair value of total debt at December 31, 2024 and 2023 was $5,409 million and $5,571 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2029, and in the aggregate thereafter, are listed in the table below:

	2025	2026	2027	2028	2029	Thereafter
Total debt	$53	$607	$1,310	$—	$885	$3,169
The Company has a $3.0 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At December 31, 2024 and 2023, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on the Company's long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole
Baker Hughes Company 2024 Form 10-K | 71

Baker Hughes Company
Notes to Consolidated Financial Statements
purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of December 31, 2024, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2024, the Company was in compliance with all debt covenants.
NOTE 10. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company maintains Company sponsored pension plans for certain of its employees. The Company also maintains unfunded end-of-service benefit plans that are mandated in certain countries in which it operates. The Company's primary plans disclosed in 2024 included three U.S. plans and eight non-U.S. plans, primarily in the United Kingdom and Germany, all with plan assets or obligations greater than $20 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, the majority of these plans are either frozen or closed to new entrants. The Company also provides certain postretirement health care benefits, through unfunded plans, to a closed group of U.S. employees who retire and meet certain age and service requirements. The accumulated postretirement benefit obligation related to these plans was $28 million and $33 million at December 31, 2024 and 2023, respectively.
Funded Status
The funded status position represents the difference between the benefit obligation and the plan assets. The Company's primary plans consist of six funded plans and five unfunded plans. The projected benefit obligation ("PBO") for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation ("ABO") is the actuarial present value of pension benefits attributed to employee service to date at present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.
Baker Hughes Company 2024 Form 10-K | 72

Baker Hughes Company
Notes to Consolidated Financial Statements
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets, and the funded status of the Company's defined benefit plans ("Pension Benefits").

	Pension Benefits
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$2,443	$2,634
Service cost	16	15
Interest cost	107	116
Actuarial gain (1)	(148)	(4)
Benefits paid	(92)	(126)
Settlements	(227)	(4)
Settlement due to plan termination (2)	—	(246)
Foreign currency translation adjustments	(15)	58
Benefit obligation at end of year	2,084	2,443

Change in plan assets:
Fair value of plan assets at beginning of year	2,080	2,266
Actual return on plan assets	(73)	121
Employer contributions	66	18
Benefits paid	(92)	(126)
Settlements	(227)	(4)
Settlement due to plan termination (2)	—	(246)
Other	(39)	—
Foreign currency translation adjustments	(7)	51
Fair value of plan assets at end of year	1,708	2,080

Funded status - underfunded at end of year	$(376)	$(363)

Accumulated benefit obligation	$2,039	$2,399
(1)The actuarial gain in 2024 was primarily related to a change in the discount rate used to measure the benefit obligation for the Company's plans.
(2)Plan termination relates to the termination of one of the Company's fully funded frozen U.S. defined benefit plans that was initiated in April 2022.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits
	2024	2023
Noncurrent assets	$43	$78
Current liabilities	(28)	(17)
Noncurrent liabilities	(391)	(424)
Net amount recognized	$(376)	$(363)
Baker Hughes Company 2024 Form 10-K | 73

Baker Hughes Company
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets consist of the following at December 31:

	Pension Benefits
	2024	2023
Projected benefit obligation	$1,180	$1,410
Accumulated benefit obligation	$1,135	$1,366
Fair value of plan assets	$761	$968
The Company has a U.S. non-qualified supplemental pension plan ("BH SPP") for certain employees which is included in the benefit obligations and funded status in the tables above. In order to meet a portion of the Company's obligations of the BH SPP, the Company established a trust comprised primarily of mutual fund assets. The value of these assets was $36 million as of December 31, 2024 and 2023, respectively. These assets are not included as plan assets or in the funded status amounts in the tables above and below.
Net Periodic Cost
The components of net periodic cost consist of the following:

	Pension Benefits
	2024	2023	2022
Service cost	$16	$15	$23
Interest cost	107	116	78
Expected return on plan assets	(118)	(102)	(114)
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	18	19	27
Curtailment / settlement loss	20	(16)	2
Net periodic cost	$44	$33	$17
The service cost component of the net periodic cost is included in "Operating income (loss)" and all other components are included in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
Assumptions Used in Benefit Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement, and how long they live. To reflect the obligation in today's dollars, the Company discounts the future payments using a rate that matches the time frame over which the payments are expected to be made. The Company also needs to assume a long-term rate of return that will be earned on investments used to fund these payments.
Another assumption used is the interest crediting rate for the Company's U.S. qualified cash balance plan. Under the provisions of this pension plan, a hypothetical cash balance account has been established for each participant. Such accounts receive quarterly interest credits based on a prescribed formula.
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits
	2024	2023
Discount rate	5.22%	4.54%
Rate of compensation increase	3.31%	3.26%
Interest crediting rate	4.46%	3.98%
Baker Hughes Company 2024 Form 10-K | 74

Baker Hughes Company
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits
	2024	2023	2022
Discount rate	4.54%	4.89%	2.15%
Expected long-term return on plan assets	5.97%	5.05%	3.85%
Interest crediting rate	3.98%	4.31%	2.60%
The Company determines the discount rate using a bond matching model, whereby the weighted average yields on high-quality fixed-income securities have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations while higher discount rates reduce the size of the benefit obligation. The compensation assumption is used in the Company's active plans to estimate the annual rate at which the pay for plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the current and target composition of plan investments, our historical returns earned, and our expectations about the future.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to the Company's defined benefit plans consists of the following at December 31:

	Pension Benefits
	2024	2023
Net actuarial loss	$338	$333
Net prior service cost	14	15
Total	$352	$348
Plan Assets
The Company has an investment committee that meets regularly to review portfolio returns and to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assist the committee in developing asset allocation strategies to determine the Company's expected rates of return and expected risk for various investment portfolios. The investment committee considered these strategies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for all major asset classes.

Baker Hughes Company 2024 Form 10-K | 75

Baker Hughes Company
Notes to Consolidated Financial Statements
The table below presents the fair value of the plan assets at December 31:

	2024	2023
Debt securities
Fixed income and cash investment funds	$1,253	$1,122
Equity securities
Global equity securities (1)	73	227
U.S. equity securities (1)	107	157
Insurance contracts	92	103
Real estate	3	34
Private equities	45	35
Other investments (2)	135	402
Total plan assets	$1,708	$2,080
(1)Include direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value ("NAV") as a practical expedient amounted to $1,557 million and $1,967 million as of December 31, 2024 and 2023, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 12%, 80%, and 8% as of December 31, 2024, respectively, and 20%, 57%, and 23% as of December 31, 2023, respectively. Those investments that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $151 million and $113 million as of December 31, 2024 and 2023, respectively. There were investments classified within Level 3 of $92 million and $103 million for non U.S. insurance contracts as of December 31, 2024 and 2023, respectively.
Other
In March 2024, the Company initiated the termination of one of its frozen U.S. defined benefit pension plans (the "Plan"), which would result in the full settlement of the Company's Plan obligations, which at December 31, 2024 was $131 million. The distribution of Plan assets from the pension trust fund pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements, which the Company currently expects to occur by the end of 2025. The Company does not expect the termination to have a material impact on its financial condition, results of operations, or cash flows.
Funding Policy
The funding policy for the Company's Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as it may determine to be appropriate. In 2024, the Company contributed approximately $66 million, which includes benefit payments made directly to the employee for its unfunded plans. The Company anticipates it will contribute between approximately $25 million to $30 million to its pension plans in 2025.
Baker Hughes Company 2024 Form 10-K | 76

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the expected benefit payments for Pension Benefits over the next 10 years. For funded Company sponsored plans, the benefit payments are made by the respective pension trust funds.

Year	Pension Benefits
2025	$249
2026	120
2027	121
2028	123
2029	128
2030-2034	636
DEFINED CONTRIBUTION PLANS
The Company's primary defined contribution plan during 2024 was the Company-sponsored U.S. 401(k) plan ("401(k) Plan"). The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust. The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately. In addition, the Company makes cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested after three years of employment. The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer the Company's common stock as an investment option. The Company's costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $180 million and $217 million in 2024 and 2023, respectively.
The Company has two non-qualified defined contribution plans that are invested through trusts. The assets and corresponding liabilities were $300 million and $281 million at December 31, 2024 and 2023, respectively, and are included in "All other assets" and "Liabilities for pensions and other postretirement benefits," respectively, in the consolidated statements of financial position.
NOTE 11. INCOME TAXES
The provision for income taxes consists of the following:

	2024	2023	2022
Current:
U.S.	$39	$33	$6
Foreign	889	711	489
Total current	928	744	495
Deferred:
U.S.	(556)	(27)	40
Foreign	(115)	(32)	65
Total deferred	(671)	(59)	105
Provision for income taxes	$257	$685	$600
On August 16, 2022, the U.S. enacted The Inflation Reduction Act which included a number of additional credits and deductions for businesses and individuals. The Inflation Reduction Act also included the adoption of the Corporate Alternative Minimum Tax in 2023, which is based on financial statement book income of large corporations. In 2024, the Company is not subject to the Corporate Alternative Minimum Tax.
Baker Hughes Company 2024 Form 10-K | 77

Baker Hughes Company
Notes to Consolidated Financial Statements
The geographic sources of income before income taxes consist of the following:

	2024	2023	2022
U.S.	$1,099	$882	$(698)
Foreign	2,166	1,773	720
Income before income taxes	$3,265	$2,655	$22
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the income before income taxes for the reasons set forth below for the years ended December 31:

	2024	2023	2022
Income before income taxes	$3,265	$2,655	$22

Taxes at the U.S. federal statutory income tax rate	686	558	5
Effect of foreign operations (2)	269	112	338
Tax impact of partnership structure	(40)	(103)	6
Change in valuation allowances (1)	(625)	53	164
Tax expense (benefit) due to unrecognized tax benefits	38	(5)	(7)
Other - net	(71)	70	94
Provision for income taxes	$257	$685	$600
Actual income tax rate	7.9%	25.8%	2,727.3%
(1)For December 31, 2024 and 2023, this amount was reduced by $664 million and $81 million, respectively, that is related to the release of a valuation allowance for certain deferred tax assets.
(2)For December 31, 2022, $140 million of this amount relates to the charges associated with the sale and suspension of the Company's Russia operations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
As a result of an internal reorganization completed on December 30, 2023, BHH LLC became a single member LLC thereby terminating the partnership for U.S. income tax purposes. From December 31, 2023, U.S. deferred tax assets and liabilities are recorded based on the inside book basis versus tax basis difference and are no longer recorded based on the Company's outside basis difference in the BHH LLC partnership. As a result, in 2023 the deferred tax asset related to the investment in partnership has been adjusted accordingly and other deferred tax assets and liabilities, including PP&E, intangible assets, and lower tier investment in partnerships & subsidiaries, have been increased to reflect the tax effect of the inside basis difference of those respective assets and liabilities.
Baker Hughes Company 2024 Form 10-K | 78

Baker Hughes Company
Notes to Consolidated Financial Statements
The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 consist of the following:

	2024	2023
Deferred tax assets:
Operating & capital loss carryforwards	$3,442	$3,332
Tax credit & other carryforwards	772	936
Investment in partnerships & subsidiaries	276	286
Property, plant and equipment	250	168
Employee benefits	278	241
Goodwill and other intangible assets	198	137
Receivables	150	111
Inventory	150	73
Other	376	352
Total deferred income tax asset	5,892	5,636
Valuation allowances	(3,908)	(4,416)
Total deferred income tax asset after valuation allowance	1,984	1,220
Deferred tax liabilities:
Indefinite-lived intangible assets	(377)	(380)
Fair value of derivative financial instruments	(166)	(90)
Other	(240)	(204)
Total deferred income tax liability	(783)	(674)
Net deferred tax asset	$1,201	$546
At December 31, 2024, the Company had approximately $404 million of non-U.S. tax credits and other carryforwards which may be carried forward indefinitely under applicable foreign law, $230 million of U.S. foreign tax credits and $138 million of other U.S. Federal and state tax credits and other carryforwards, the majority of which have expiration dates after tax year 2027 under U.S. Federal and state tax law. Additionally, the Company had $3,413 million of net operating loss carryforwards ("NOLs"), of which approximately $329 million have expiration dates within five years, $1,988 million have expiration dates between six years and 20 years, and the remainder can be carried forward indefinitely. Lastly, the Company had $29 million of capital loss carryforwards, the majority of which can be carried forward indefinitely.
The Company routinely assesses the recoverability of its deferred tax assets, giving consideration to a range of factors including, but not limited to the pattern of historical taxable income generation, current performance, including active contractual arrangements and the forecasted business outlook across operating jurisdictions. The ultimate realization of the deferred tax assets depends on a number of factors including the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance is recorded (or maintained) when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024, the Company assessed both positive and negative evidence, with significant weight given to objective and verifiable factors such as recent taxable income levels and credit utilization. Based on this evaluation, including consideration of our projected future taxable earnings, the Company concluded that it is more likely than not that its U.S. deferred tax assets are recoverable. Accordingly, the Company released the associated valuation allowance, resulting in a tax benefit of $664 million (20% impact to the effective tax rate) in 2024.
Baker Hughes Company 2024 Form 10-K | 79

Baker Hughes Company
Notes to Consolidated Financial Statements
At December 31, 2024, $3,908 million of valuation allowances are recorded against various deferred tax assets, primarily related to foreign operating and capital losses of $3,161 million and non-U.S. tax credit carryforwards of $401 million. The following table presents the change in the valuation allowances during the year:

	2024	2023
Balance at the beginning of the year	$4,416	$4,090
Release in the U.S., net of current year non-U.S. activity	(625)	53
Other	117	273
Balance at end of year	$3,908	$4,416
Indefinite reinvestment is determined by management's intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the Company's active non-U.S. business operations. As of December 31, 2024, the cumulative amount of undistributed foreign earnings is approximately $4,659 million. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2024, the Company had $455 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, the Company had $81 million and $66 million related to interest and penalties, respectively, for total liabilities of $602 million for uncertain positions. If the Company were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $534 million. The remaining $68 million is comprised of $42 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character and $26 million increased valuation allowances.
The following table presents the changes in the Company's gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2024	2023
Balance at beginning of year	$(467)	$(496)
Additions for tax positions of the current year	(17)	(15)
Additions for tax positions of prior years	(51)	(50)
Reductions for tax positions of prior years	28	32
Settlements with tax authorities	24	26
Lapse of statute of limitations	28	36
Balance at end of year	$(455)	$(467)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which the Company operates. At December 31, 2024, the Company had approximately $110 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
The Company conducts business in more than 120 countries and is subject to income taxes in most taxing jurisdictions in which it operates, each of which may have multiple open years subject to examination. All Internal Revenue Service examinations have been completed and closed through 2015 for the most significant U.S. returns. The Company believes that it has made adequate provision for all income tax uncertainties in all jurisdictions.
Baker Hughes Company 2024 Form 10-K | 80

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 12. STOCK-BASED COMPENSATION
The Company has the Long-Term Incentive Plan ("LTI Plan") under which it may grant restricted stock units ("RSU"), performance share units ("PSU"), stock options and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The Company also provides an Employee Stock Purchase Plan for eligible employees. A total of up to 29.5 million shares of Class A common stock are reserved and available for issuance pursuant to awards granted under the LTI Plan over its term which expires on the date of the annual meeting of the Company in 2031. A total of 19.2 million shares of Class A common stock are available for issuance as of December 31, 2024.
Stock-based compensation cost was $202 million, $197 million and $207 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
Restricted Stock
The Company may grant to its officers, directors, and key employees RSUs, where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. Certain RSUs are subject to cliff or graded vesting, generally ranging over a period of three years. Non-employee directors are granted RSUs that immediately vest on the grant date. Cash dividend equivalents are accumulated on RSUs and are payable upon vesting of the awards. The Company determines the fair value of RSUs based on the market price of its common stock on the date of grant.
The following table presents the changes in RSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2023	12,113	$27.70
Granted	6,724	28.78
Vested	(6,175)	26.15
Forfeited	(1,168)	29.21
Unvested balance at December 31, 2024	11,494	$29.02
In 2024, the total intrinsic value of RSUs vested (defined as the value of shares awarded based on the price of the Company's common stock at vesting date) was $188 million and unvested RSUs was $471 million. The total grant date fair value of RSUs vested in 2024 was $161 million. As of December 31, 2024, there was $179 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.81 years.
Performance Share Units
The Company may grant PSUs to certain officers and key employees. The PSUs are stock-based awards tied to predefined company metrics and contain a payout modifier based on total shareholder return ("TSR"). PSUs generally cliff vest after a service period of three years. Cash dividend equivalents are accumulated on PSUs and are payable upon vesting of the awards. The fair value of the awards determined for the predefined company metrics are based on the market price of the Company's common stock on the date of grant. The fair value of the PSU awards is determined based on a Monte Carlo simulation method.
Baker Hughes Company 2024 Form 10-K | 81

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents the changes in PSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2023	2,828	$28.70
Granted	869	29.73
Vested	(984)	34.09
Forfeited	(171)	31.26
Unvested balance at December 31, 2024	2,542	$31.17
The total intrinsic value of PSUs vested and unvested, (defined as the value of the shares awarded at the year-end market price) was $31 million and $104 million, respectively, as of December 31, 2024. The total grant date fair value of PSUs vested in 2024 was $34 million. Total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.72 years, was $38 million as of December 31, 2024.
Stock Options
The Company previously granted stock options to its officers, directors and key employees. Stock options generally vest in equal amounts over a vesting period of three years provided that the employee has remained continuously employed by the Company through such vesting date. The Company has not granted stock options to officers, directors, or key employees since 2019.
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2023	2,241	$33.92
Exercised	(391)	33.21
Expired	(425)	41.10
Outstanding and exercisable at December 31, 2024	1,425	$31.99
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2024 was 3.1 years. The maximum contractual term of options outstanding is 4.1 years.
The total intrinsic value of stock options exercised (defined as the amount by which the market price of the Company's common stock on the date of exercise exceeds the exercise price of the option) in 2024 was $3 million. The total intrinsic value of stock options outstanding and options exercisable at December 31, 2024 was $13 million. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $41.02 of the Company's common stock as of the end of 2024 exceeds the exercise price of the options.
Employee Stock Purchase Plan
The employee stock purchase plan provides for eligible employees to purchase shares of Class A common stock quarterly on an after-tax basis in an amount between 1% and 20% of their annual pay at a 15% discount of the fair market value of the Company's Class A common stock at the end of each quarterly offering period. An employee may not purchase more than $3,000 in any of the three-month measurement periods described above or $12,000 annually.
Baker Hughes Company 2024 Form 10-K | 82

Baker Hughes Company
Notes to Consolidated Financial Statements
A total of 21.5 million shares of Class A common stock are authorized for issuance, and at December 31, 2024, there were 6.9 million shares of Class A common stock reserved for future issuance.
NOTE 13. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock, 1.25 billion shares of Class B common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of Class B common stock issued and outstanding. The Company has not issued any preferred stock.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2024 and 2023, the Company repurchased and canceled 15.2 million and 16.3 million shares of Class A common stock, each for $484 million and $538 million, representing an average price per share of $31.78 and $33.09, respectively. As of December 31, 2024, the Company had authorization remaining to repurchase up to approximately $1.7 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2024	2023
Balance at beginning of year	997,709	1,005,960
Issue of shares upon vesting of restricted stock units (1)	4,975	5,738
Issue of shares on exercise of stock options (1)	389	434
Issue of shares for employee stock purchase plan	1,814	1,846
Repurchase and cancellation of Class A common stock	(15,241)	(16,269)
Balance at end of year	989,646	997,709
(1)    Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
During 2024 and 2023, the Company declared and paid aggregate regular dividends of $0.84 and $0.78 per share, respectively, to holders of record of the Company's Class A common stock.
Baker Hughes Company 2024 Form 10-K | 83

Baker Hughes Company
Notes to Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,666)	$(9)	$(296)	$(2,971)
Other comprehensive income (loss) before reclassifications	153	12	(14)	151
Amounts reclassified from accumulated other comprehensive loss	—	(8)	28	20
Deferred taxes	—	(1)	5	4
Other comprehensive income	153	3	19	175
Balance at December 31, 2023	(2,513)	(6)	(277)	(2,796)
Other comprehensive income (loss) before reclassifications	(350)	9	(46)	(387)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	32	21
Deferred taxes	—	1	—	1
Other comprehensive income (loss)	(350)	(1)	(14)	(365)
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2024 and 2023 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details).
NOTE 14. EARNINGS PER SHARE
Basic and diluted net income (loss) per share of Class A common stock is presented below:

(In millions, except per share amounts)	2024	2023	2022
Net income (loss)	$3,008	$1,970	$(578)
Less: Net income attributable to noncontrolling interests	29	27	23
Net income (loss) attributable to Baker Hughes Company	$2,979	$1,943	$(601)

Weighted average shares outstanding:
Class A basic	994	1,008	987
Class A diluted	1,001	1,015	987
Net income (loss) per share attributable to common stockholders:
Class A basic	$3.00	$1.93	$(0.61)
Class A diluted	$2.98	$1.91	$(0.61)
For the years ended December 31, 2024 and 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately 1 million and 2 million options, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive. For the year ended December 31, 2022, the Company excluded all outstanding equity awards from the computation of diluted net loss per share because their effect is antidilutive.
Baker Hughes Company 2024 Form 10-K | 84

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 15. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	2024				2023
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$11	$—	$11	$—	$34	$—	$34
Investment securities	1,282	—	2	1,284	1,040	—	2	1,042
Total assets	1,282	11	2	1,295	1,040	34	2	1,076

Liabilities
Derivatives	—	(64)	—	(64)	—	(76)	—	(76)
Total liabilities	$—	$(64)	$—	$(64)	$—	$(76)	$—	$(76)

	2024				2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$3	$—	$—	$3	$66	$1	$—	$67
Equity securities	544	737	—	1,281	527	451	(3)	975
Total	$547	$737	$—	$1,284	$593	$452	$(3)	$1,042
(1)Net gains (losses) recorded to earnings related to these securities were $341 million, $405 million and $(271) million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)As of December 31, 2024, the Company's non-U.S. debt securities are classified as available for sale securities and mature in approximately one year.
As of December 31, 2024 and 2023, the balance of the Company's equity securities with readily determinable fair values is $1,281 million and $975 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded primarily in "All other current assets" in the consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets.
Net gains (losses) recorded to earnings for the Company's equity securities with readily determinable fair values were $366 million, $435 million, and $(264) million for the years ended December 31, 2024, 2023 and 2022, respectively. Gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
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
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments,
Baker Hughes Company 2024 Form 10-K | 85

Baker Hughes Company
Notes to Consolidated Financial Statements
accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2024 and 2023 approximates their carrying value as reflected in the consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 9. Debt."
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2024		2023
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$2	$(2)	$10	$(3)
Interest rate swap contracts	—	(45)	—	(52)

Derivatives not accounted for as hedges
Currency exchange contracts and other	9	(17)	24	(21)
Total derivatives	$11	$(64)	$34	$(76)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2024 and 2023, $9 million and $31 million of derivative assets are recorded in "All other current assets" and $3 million and $3 million are recorded in "All other assets" in the consolidated statements of financial position, respectively. As of December 31, 2024 and 2023, $16 million and $23 million of derivative liabilities are recorded in "All other current liabilities" and $50 million and $53 million are recorded in "All other liabilities" in the consolidated statements of financial position, respectively.
During 2024, the Company issued credit default swaps ("CDS") in the total of $553 million to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $412 million as of December 31, 2024, which will reduce each month through September 2026 as the customer repays the borrowings. The fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 13. Equity" for further information on activity in AOCI for cash flow hedges. The maximum term of cash flow hedges that hedge forecasted transactions was approximately one year and two years at December 31, 2024 and 2023, respectively.
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
Baker Hughes Company 2024 Form 10-K | 86

Baker Hughes Company
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $4.0 billion and $4.2 billion at December 31, 2024 and 2023, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
NOTE 16. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
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
Baker Hughes Company 2024 Form 10-K | 87

Baker Hughes Company
Notes to Consolidated Financial Statements
The series of tables below present the Company's revenue disaggregated by these categories.

Total Revenue	2024	2023	2022
Well Construction	$4,145	$4,387	$3,854
Completions, Intervention, and Measurements	4,154	4,170	3,559
Production Solutions	3,860	3,854	3,587
Subsea & Surface Pressure Systems	3,470	2,950	2,230
Oilfield Services & Equipment	15,628	15,361	13,229
Gas Technology Equipment	5,693	4,232	2,599
Gas Technology Services	2,797	2,600	2,440
Total Gas Technology	8,490	6,832	5,039
Industrial Products	2,040	1,962	1,697
Industrial Solutions	1,065	983	884
Controls (1)	—	41	208
Total Industrial Technology	3,105	2,987	2,789
Climate Technology Solutions	605	326	98
Industrial & Energy Technology	12,201	10,145	7,926
Total	$27,829	$25,506	$21,156
(1)The sale of the Company's controls business was completed in April 2023.

Oilfield Services & Equipment Geographic Revenue	2024	2023	2022
North America	$3,955	$4,116	$3,764
Latin America	2,609	2,761	2,099
Europe/CIS/Sub-Saharan Africa	3,250	2,655	2,483
Middle East/Asia	5,814	5,829	4,883
Oilfield Services & Equipment	$15,628	$15,361	$13,229
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2024, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.1 billion. As of December 31, 2024, the Company expects to recognize revenue of approximately 60%, 74% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
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
Oilfield Services & Equipment provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which
Baker Hughes Company 2024 Form 10-K | 88

Baker Hughes Company
Notes to Consolidated Financial Statements
encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects and services, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage ("CCUS"), strengthening its digital architecture and addressing key energy market themes.
Industrial & Energy Technology provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, LNG operations, downstream refining, and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
Revenue and operating income for each segment are used by the CODM to assess the performance of each segment in a financial period. The performance of the operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), unallocated corporate expenses, significant restructuring plans, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments. The CODM uses segment operating income (loss) as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Baker Hughes Company 2024 Form 10-K | 89

Baker Hughes Company
Notes to Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	2024
	OFSE	IET	Total
Revenue	$15,628	$12,201	$27,829
Cost of goods and services sold	(12,448)	(8,738)	(21,186)
Research and development	(260)	(383)	(643)
Selling, general and administrative	(932)	(1,250)	(2,182)
Segment operating income	$1,988	$1,830	$3,818

	2023
	OFSE	IET	Total
Revenue	$15,361	$10,145	$25,506
Cost of goods and services sold	(12,282)	(7,220)	(19,502)
Research and development	(278)	(373)	(651)
Selling, general and administrative	(1,055)	(1,242)	(2,297)
Segment operating income	$1,746	$1,310	$3,055

	2022
	OFSE	IET	Total
Revenue	$13,229	$7,926	$21,156
Cost of goods and services sold	(10,789)	(5,342)	(16,131)
Research and development	(228)	(307)	(535)
Selling, general and administrative	(1,011)	(1,142)	(2,153)
Segment operating income	$1,201	$1,135	$2,336

Reconciliation of segment operating income to income before income taxes:	2024	2023	2022
OFSE	$1,988	$1,746	$1,201
IET	1,830	1,310	1,135
Total segment	3,818	3,055	2,336
Corporate costs (1)	(363)	(380)	(416)
Inventory impairment (2)	(73)	(35)	(31)
Restructuring, impairment and other	(301)	(323)	(705)
Other non-operating income (loss), net	382	554	(911)
Interest expense, net	(198)	(216)	(252)
Income before income taxes	$3,265	$2,655	$22
(1)Corporate costs of $274 million, $313 million, and $357 million are reported in "Selling, general and administrative" related to general and administrative costs not allocated to the segments in the consolidated statements of income (loss) for the years ended December 31, 2024, 2023 and 2022, respectively. Corporate costs of $89 million, $67 million, and $59 million are reported in "Cost of goods and services sold" primarily related to licensing costs not allocated to the segments in the consolidated statements of income (loss) for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Charges for inventory impairments are reported in "Cost of goods sold" in the consolidated statements of income (loss).
Baker Hughes Company 2024 Form 10-K | 90

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents total assets at December 31:

Assets	2024	2023
OFSE	$18,781	$17,925
IET	13,838	13,781
Total segment	32,619	31,706
Corporate and eliminations (1)	5,744	5,239
Total	$38,363	$36,945
(1)The assets in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization for the year ended December 31:

Depreciation and amortization	2024	2023	2022
OFSE	$893	$849	$845
IET	220	217	197
Total segment	1,113	1,066	1,042
Corporate	23	21	19
Total	$1,136	$1,087	$1,061
The following table presents capital expenditures for the year ended December 31:

Capital expenditures	2024	2023	2022
OFSE	$954	$960	$791
IET	284	229	183
Total segment	1,238	1,189	974
Corporate	40	35	15
Total	$1,278	$1,224	$989
The following table presents consolidated revenue based on the location to where the product is shipped or the services are performed. Other than the U.S., no other country accounted for more than 10% of the Company's consolidated revenue during the periods presented.

Revenue	2024	2023	2022
U.S.	$7,383	$6,557	$4,942
Non-U.S.	20,446	18,949	16,214
Total	$27,829	$25,506	$21,156
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2024	2023
U.S.	$1,794	$1,579
Non-U.S.	3,333	3,314
Total	$5,127	$4,893
Baker Hughes Company 2024 Form 10-K | 91

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 18. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") it formed with General Electric Company ("GE") in 2019. As of December 31, 2024, the Aero JV was jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with ownership interest of 50%, and therefore, the Company does not consolidate the Aero JV. As a result of GE's spin-off of GE Vernova, GE transferred its interest in the Aero JV to GE Vernova in the second quarter of 2024. The Company had purchases from the Aero JV of $698 million, $517 million, and $528 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company has $117 million and $71 million of amounts due at December 31, 2024 and 2023, respectively, for products and services provided by the Aero JV in the ordinary course of business.
During the second quarter of 2022, GE's ownership interest in the Company and BHH LLC was reduced to less than 5%. As a result, considering all aspects of the Company's relationship with GE, as of June 30, 2022, the Company no longer considered GE a related party. The Company had purchases with GE and its affiliates of $293 million during the six months ended June 30, 2022. In addition, the Company sold products and services to GE and its affiliates for $83 million during the six months ended June 30, 2022.
NOTE 19. COMMITMENTS AND CONTINGENCIES
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
Baker Hughes Company 2024 Form 10-K | 92

Baker Hughes Company
Notes to Consolidated Financial Statements
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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 ("the Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act and the Exchange Act. At this time, the Company is not able to predict the outcome of these proceedings.
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
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. The Company's cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that the Company will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. The Company's total accrual for environmental remediation was $54 million and $58 million at December 31, 2024 and 2023, respectively.
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. The Company also provides a guarantee to GE Vernova on behalf of a customer who entered into a financing arrangement with GE Vernova. Total off-balance sheet arrangements were approximately $5.6 billion at December 31, 2024. It is not practicable to estimate the fair value of these financial instruments. As of December 31, 2024, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows. The Company also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2029 of $1,855
Baker Hughes Company 2024 Form 10-K | 93

Baker Hughes Company
Notes to Consolidated Financial Statements
million, $308 million, $240 million, $95 million and $7 million, respectively, and $29 million in the aggregate thereafter.
The Company sometimes enters into a joint and several liability consortium or similar arrangements for certain projects. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on the Company. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 20. RESTRUCTURING, IMPAIRMENT AND OTHER
The Company recorded restructuring, impairment and other charges of $301 million, $323 million, and $705 million during the years ended December 31, 2024, 2023 and 2022, respectively.
RESTRUCTURING AND ASSOCIATED IMPAIRMENT CHARGES
In 2024, the Company recorded restructuring and associated impairment charges of $260 million. The Company has initiated a streamlining of the OFSE operating model which will also reduce its facility footprint resulting in employee termination expenses and associated impairment of PP&E. These actions also resulted in inventory impairments of $73 million in 2024, recorded in "Cost of goods sold" in the consolidated statements of income (loss).
In 2023, the Company recorded restructuring and associated impairment charges of $313 million. Restructuring charges for 2023 include the finalization of the Company's corporate restructuring plan announced in 2022 (the "2022 Plan"), but are primarily costs recognized under a new plan (the "2023 Plan") for employee termination expenses related to exit activities at specific locations in the Company's segments to align with the Company's market outlook, rationalize the Company's manufacturing supply chain footprint and facilitate further cost efficiency. These actions also resulted in inventory impairments of $35 million in 2023, recorded in "Cost of goods sold" in the consolidated statements of income (loss).
In 2022, the Company recorded restructuring and associated impairment charges of $196 million. The charges related to the Company's 2022 Plan were primarily for employee termination expenses to facilitate the reorganization of the Company into two segments and corporate restructuring. In addition, PP&E impairments and other costs were recorded related to exit activities at specific locations in the OFSE segment.
The following table presents the restructuring and associated impairment charges by the impacted segment:

	2024	2023	2022
Oilfield Services & Equipment	$206	$148	$121
Industrial & Energy Technology (1)	13	98	36
Corporate	41	67	39
Total	$260	$313	$196
(1)For the year ended December 31, 2024, $6 million of additional restructuring charges are included within segment operating income and reported in "Selling, general and administrative" in the consolidated statements of income (loss).
Baker Hughes Company 2024 Form 10-K | 94

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents restructuring and associated impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment as a consequence of exit activities:

	2024	2023	2022
Property, plant and equipment	$77	$(2)	$58
Employee-related termination expenses	153	270	121
Asset relocation costs	—	5	3
Contract termination fees	2	1	1
Other incremental costs	34	39	13
Total	$266	$313	$196
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" in the consolidated statements of income (loss) were $41 million, $10 million, and $509 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In 2022, other charges were primarily associated with the discontinuation of the Company's Russia operations. As a result of the conflict between Russia and Ukraine, the Company took actions to suspend substantially all operational activities related to Russia. These actions resulted in other charges of $334 million recorded in the second quarter of 2022 primarily associated with the suspension of contracts including all IET LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, the Company recorded inventory impairments of $31 million primarily in IET as a result of suspending the Company's Russia operations, which are reported in "Cost of goods sold" in the consolidated statements of income (loss).
In 2022, the Company also recorded other charges of $84 million in the OFSE segment primarily related to the impairment of PP&E and intangibles for the subsea production systems business due to a decrease in the estimated future cash flows driven by a decline in the Company's long-term market outlook for this business, and $68 million in the IET segment primarily related to a write-off of an equity method investment and the release of foreign currency translation adjustments. The charges in 2022 also include separation related costs.
NOTE 21. BUSINESS DISPOSITIONS AND ACQUISITIONS
The Company had no business acquisitions or dispositions for the year ended December 31, 2024.
DISPOSITIONS
The Company completed several business dispositions during 2023 and 2022 as described below. Any gain or loss on a business disposition is reported in "Other non-operating income (loss), net" in the consolidated statements of income (loss).
During 2023, the Company completed the sale of businesses and received total cash consideration of $293 million. The dispositions consisted primarily of the sale of the Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services.
During 2022, the Company sold part of the OFSE Russia business to local management for a nominal amount, which resulted in a loss before income taxes of $451 million.
ACQUISITIONS
During 2023, the Company completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment in April 2023. Altus Intervention is a leading international provider of well intervention services and downhole technology.
Baker Hughes Company 2024 Form 10-K | 95

Baker Hughes Company
Notes to Consolidated Financial Statements
The assets acquired and liabilities assumed in these acquisitions were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of these acquisitions, the Company recorded $138 million of goodwill and $58 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements.
During 2022, the Company completed several acquisitions for total cash consideration of $767 million, net of cash acquired of $50 million, subject to the finalization of post-closing working capital adjustments. The transactions have been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. As a result of these acquisitions, the Company recorded $458 million of goodwill and $211 million of intangible assets. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements.
NOTE 22. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2024 and 2023 include $1,237 million and $1,346 million, respectively, of employee related liabilities.
ALLOWANCE FOR CREDIT LOSSES
The following table presents the change in allowance for credit losses:

	2024	2023
Balance at beginning of year	$350	$341
Provision	77	79
Write-offs	(153)	(26)
Prior year recoveries	(35)	(31)
Other	(7)	(13)
Balance at end of year	$232	$350
SUPPLY CHAIN FINANCE PROGRAMS
The following table presents the change in SCF program liabilities:

2024
Balance at beginning of year	$332
Purchases	1,484
Payments	(1,405)
Balance at end of year	$411
Baker Hughes Company 2024 Form 10-K | 96

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

			Plans
Name and Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Shares to be Sold	Expiration
Nancy Buese, Executive Vice President and Chief Financial Officer	Adoption	November 21, 2024	X		80,000	Earlier of when all shares under plan are sold and March 13, 2026
James E. Apostolides, Senior Vice President, Enterprise Operational Excellence	Adoption	November 12, 2024	X		22,357	Earlier of when all shares under plan are sold and October 31, 2025
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Baker Hughes Company 2024 Form 10-K | 97

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct and the Code of Ethical Conduct Certifications for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report on Form 10-K. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2024 ("Proxy Statement"), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this Annual Report on Form 10-K.
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that is designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy, as amended to date, is filed as Exhibit 19.1 to this Annual Report.
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
Baker Hughes Company 2024 Form 10-K | 98

Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2024 with respect to shares of our Class A common stock that may be issued under our current and prior LTI Plans (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Shareholder-approved plans	1.4	$31.99	19.2
Nonshareholder-approved plans	—	—	—
Subtotal (except for weighted average exercise price)	1.4	31.99	19.2
Employee stock purchase plan	—	—	6.9 (1)
Total	1.4	$31.99	26.0
(1)Employee stock purchase plan shares of 0.4 million will be issued in the first quarter of 2025 that relate to the three months ended December 31, 2024 purchase period. The remaining 6.5 million shares are available for future issuance.
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
Baker Hughes Company 2024 Form 10-K | 99

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
(3) Exhibits
Each exhibit identified below is filed as a part of this Annual Report. Exhibits designated with an "*" are filed as an exhibit to this Annual Report on Form 10-K and exhibits designated with an "**" are furnished as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits designated with ∞ indicate that portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Exhibits previously filed are incorporated by reference.

Exhibit Number	Exhibit Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Baker Hughes Company dated May 13, 2024.
3.2	Sixth Amended and Restated Bylaws of Baker Hughes Company dated February 1, 2024.
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
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

Baker Hughes Company 2024 Form 10-K | 100

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

4.13	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.14	Form of Stock Certificate for Class A Common Stock of Baker Hughes Company under the Laws of the State of Delaware.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
10.2	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.3*∞	Second Amended and Restated Supply and Technology Development Agreement, dated as of December 29, 2024, between Baker Hughes Holdings LLC and General Electric Company.
10.4	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
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

10.7+	Baker Hughes Company 2017 Long-Term Incentive Plan.
10.8+	Baker Hughes Company 2021 Long-Term Incentive Plan.
10.9+	Baker Hughes Company Executive Officer Short Term Incentive Compensation Plan as Amended and Restated.
10.10+	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated.
10.11+	Baker Hughes Company Form of Director Deferred Stock Unit Award Agreement dated May 2024.
10.12+	Amendment to the Baker Hughes Company Benefits Plans including the Baker Hughes Company 2017 Long-Term Incentive Plan.
10.13+	Baker Hughes Company Executive Severance Program.
10.14+	First Amendment to the Baker Hughes Company Executive Severance Program effective January 1, 2020.
10.15+	Baker Hughes Company Executive Change in Control Severance Plan.
10.16+	Baker Hughes Company Employee Stock Purchase Plan as Amended and Restated.
10.17+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.18+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.19+	Baker Hughes Company Supplemental Retirement Plan, as amended and restated effective as of January 1, 2020.
10.20+	Baker Hughes Company Form of Indemnification Agreement dated July 2017.
10.21+	Baker Hughes Company Form of Director and Officer Indemnification Agreement dated March 18, 2020.
10.22+	Baker Hughes Company Form of Stock Option Award Agreement dated July 2017.
10.23+	Baker Hughes Company Form of Senior Executive Stock Option Award Agreement dated July 2017.
10.24+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2018.
10.25+	Offer Letter between Baker Hughes Company and Lorenzo Simonelli, dated as of August 1, 2017.
10.26+	Restricted Stock Unit Award Agreement between Baker Hughes Company and Lorenzo Simonelli dated as of June 1, 2018.
10.27+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2019.
10.28+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2020.
Baker Hughes Company 2024 Form 10-K | 101

10.29+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2020.
10.30+	Baker Hughes Company Form of ROIC Performance Share Unit Award Agreement dated January 2020.
10.31+	Baker Hughes Company Form of TSR Performance Share Unit Award Agreement dated January 2020.
10.32+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2020.
10.33+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2021.
10.34+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2021.
10.35+	Baker Hughes Company Form of Performance Share Unit Award Agreement dated January 2021.
10.36+	Form of Transformation Incentive Award Agreement dated January 2021.
10.37+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2022.
10.38+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2022.
10.39+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2022.
10.40+	Baker Hughes Company Form of Director Stock Unit Award Agreement dated March 2022.
10.41+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2023.
10.42+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year cliff vest for new hires) dated January 2023.
10.43+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year ratable vest for new hires) dated January 2023.
10.44	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
10.45+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated February 2024.
19*	Insider Trading Policy.
21*	Subsidiaries of the Company.
22.1	List of Subsidiary Guarantors of Guaranteed Securities.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Nancy Buese, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosures.
97	Recoupment of Compensation Policy.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit
101).
ITEM 16. FORM 10-K SUMMARY
None.
Baker Hughes Company 2024 Form 10-K | 102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES COMPANY

Date:	February 4, 2025	/s/ LORENZO SIMONELLI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 4th day of February 2025.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ NANCY BUESE	Executive Vice President and Chief Financial Officer
(Nancy Buese)	(principal financial officer)

/S/ REBECCA CHARLTON	Senior Vice President, Controller and Chief Accounting Officer
(Rebecca Charlton)	(principal accounting officer)
Baker Hughes Company 2024 Form 10-K | 103

Signature	Title

/s/ ABDULAZIZ M. AL GUDAIMI	Director
(Abdulaziz M. Al Gudaimi)

/s/ W. GEOFFREY BEATTIE	Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director
(Cynthia B. Carroll)

/s/ MICHAEL R. DUMAIS	Director
(Michael R. Dumais)

/s/ SHIRLEY EDWARDS	Director
(Shirley Edwards)

/s/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director
(John G. Rice)

/s/ MOHSEN M. SOHI	Director
(Mohsen M. Sohi)
Baker Hughes Company 2024 Form 10-K | 104