Form 10-Q
period 2025-03-31
Baker Hughes Co
filed 2025-04-23
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☑
As of April 16, 2025, the registrant had outstanding 990,749,975 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2025 First Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Revenue:
Sales of goods	$4,144	$3,999
Sales of services	2,283	2,419
Total revenue	6,427	6,418

Costs and expenses:
Cost of goods sold	3,329	3,276
Cost of services sold	1,623	1,700
Selling, general and administrative	577	618
Research and development costs	146	164
Other (income) expense, net	140	(22)
Interest expense, net	51	41
Income before income taxes	561	641
Provision for income taxes	(152)	(178)
Net income	409	463
Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Baker Hughes Company	$402	$455

Per share amounts:
Basic income per Class A common stock	$0.41	$0.46
Diluted income per Class A common stock	$0.40	$0.45

Cash dividend per Class A common stock	$0.23	$0.21
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 First Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income	$409	$463
Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Baker Hughes Company	402	455
Other comprehensive income (loss):
Foreign currency translation adjustments	188	(63)
Cash flow hedges	2	2
Benefit plans	1	2
Other comprehensive income (loss)	191	(59)
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Other comprehensive income (loss) attributable to Baker Hughes Company	191	(59)
Comprehensive income	600	404
Less: Comprehensive income attributable to noncontrolling interests	7	8
Comprehensive income attributable to Baker Hughes Company	$593	$396
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 First Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,277	$3,364
Current receivables, net	6,710	7,122
Inventories, net	5,161	4,954
All other current assets	1,693	1,771
Total current assets	16,841	17,211
Property, plant and equipment (net of accumulated depreciation of $6,241 and $6,056)	5,168	5,127
Goodwill	6,126	6,078
Other intangible assets, net	3,927	3,951
Contract and other deferred assets	1,680	1,730
Deferred income tax assets	1,363	1,284
All other assets	3,005	2,982
Total assets	$38,110	$38,363
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,465	$4,542
Short-term debt	55	53
Progress collections and deferred income	5,589	5,672
All other current liabilities	2,485	2,724
Total current liabilities	12,594	12,991
Long-term debt	5,969	5,970
Liabilities for pensions and other postretirement benefits	985	988
Deferred income tax liabilities	93	83
All other liabilities	1,263	1,276
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 990 issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Capital in excess of par value	25,450	25,896
Retained loss	(5,438)	(5,840)
Accumulated other comprehensive loss	(2,970)	(3,161)
Baker Hughes Company equity	17,042	16,895
Noncontrolling interests	164	160
Total equity	17,206	17,055
Total liabilities and equity	$38,110	$38,363
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 First Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$—	$25,896	$(5,840)	$(3,161)	$160	$17,055
Comprehensive income:
Net income			402		7	409
Other comprehensive income				191		191
Dividends on Class A common stock ($0.23 per share)		(229)				(229)
Repurchase and cancellation of Class A common stock		(188)				(188)
Stock-based compensation cost		50				50
Other		(79)			(3)	(82)
Balance at March 31, 2025	$—	$25,450	$(5,438)	$(2,970)	$164	$17,206

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$—	$26,983	$(8,819)	$(2,796)	$151	$15,519
Comprehensive income (loss):
Net income			455		8	463
Other comprehensive loss				(59)		(59)
Dividends on Class A common stock ($0.21 per share)		(210)				(210)
Repurchase and cancellation of Class A common stock		(158)				(158)
Stock-based compensation cost		51				51
Other		(56)				(56)
Balance at March 31, 2024	$—	$26,610	$(8,364)	$(2,855)	$159	$15,550
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2025 First Quarter Form 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities:
Net income	$409	$463
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	285	283
Change in fair value of equity securities	140	(52)
Stock-based compensation cost	50	51
Benefit for deferred income taxes	(53)	(24)
Changes in operating assets and liabilities:
Current receivables	487	199
Inventories	(106)	(265)
Accounts payable	(87)	173
Progress collections and deferred income	(193)	170
Contract and other deferred assets	117	(68)
Other operating items, net	(340)	(146)
Net cash flows provided by operating activities	709	784
Cash flows from investing activities:
Expenditures for capital assets	(300)	(333)
Proceeds from disposal of assets	45	51
Other investing items, net	(55)	13
Net cash flows used in investing activities	(310)	(269)
Cash flows from financing activities:
Dividends paid	(229)	(210)
Repurchase of Class A common stock	(188)	(158)
Other financing items, net	(85)	(59)
Net cash flows used in financing activities	(502)	(427)
Effect of currency exchange rate changes on cash and cash equivalents	16	(17)
Increase (decrease) in cash and cash equivalents	(87)	71
Cash and cash equivalents, beginning of period	3,364	2,646
Cash and cash equivalents, end of period	$3,277	$2,717
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$207	$108
Interest paid	$50	$48
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 First Quarter Form 10-Q | 5

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
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
In the first quarter of 2025, the Company announced a presentation change to the statements of income (loss). Under the new presentation, research and development costs and other (income) expense, net are reported as separate financial statement line items, with certain expense amounts being reclassified thereto, and the operating income and non-operating income (loss) line items have been removed from the condensed consolidated statements of income (loss). This reporting change accompanied a change in the internal financial information regularly provided to our chief operating decision maker (“CODM”) to evaluate the performance of and allocate resources to our reportable segments as further discussed in Note 14. Segment Information.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to the consolidated financial statements from the Company's 2024 Annual Report for the discussion of significant accounting policies.
Supply Chain Finance Programs
As of March 31, 2025 and December 31, 2024, $388 million and $411 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income
Baker Hughes Company 2025 First Quarter Form 10-Q | 6

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09, which allows for early adoption, is effective for the Company prospectively for all annual periods beginning after December 15, 2024. This is expected to result in expanded tax disclosures in the full year financial statements for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03"), which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. ASU 2024-03 is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	March 31, 2025	December 31, 2024
Customer receivables	$5,650	$5,945
Other	1,310	1,409
Total current receivables	6,960	7,354
Less: Allowance for credit losses	(250)	(232)
Total current receivables, net	$6,710	$7,122
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of March 31, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. and 11% were from customers in Saudi Arabia. As of December 31, 2024, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
NOTE 3. INVENTORIES
Inventories, net of reserves of $387 million and $390 million as of March 31, 2025 and December 31, 2024, respectively, consist of the following:

	March 31, 2025	December 31, 2024
Finished goods	$2,499	$2,494
Work in process and raw materials	2,662	2,460
Total inventories, net	$5,161	$4,954
The Company had no inventory impairments during the three months ended March 31, 2025 and 2024.
Baker Hughes Company 2025 First Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,924	$(901)	$1,023	$1,921	$(883)	$1,038
Technology	1,233	(987)	246	1,248	(981)	267
Trade names and trademarks	290	(199)	91	290	(196)	94
Capitalized software	1,562	(1,199)	363	1,522	(1,172)	350
Finite-lived intangible assets	5,009	(3,286)	1,723	4,981	(3,232)	1,749
Indefinite-lived intangible assets	2,204	—	2,204	2,202	—	2,202
Total intangible assets	$7,213	$(3,286)	$3,927	$7,183	$(3,232)	$3,951
Amortization expense for the three months ended March 31, 2025 and 2024 was $66 million and $68 million, respectively.
Estimated amortization expense for the remainder of 2025 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2025	$174
2026	195
2027	175
2028	153
2029	124
2030	99
NOTE 5. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. The Company's long-term product service agreements are provided by the Industrial & Energy Technology ("IET") segment. The Company's long-term equipment contracts are provided by both the IET and Oilfield Services & Equipment ("OFSE") segments. Contract assets consist of the following:

	March 31, 2025	December 31, 2024
Long-term product service agreements	$343	$346
Long-term equipment contracts and certain other service agreements	1,204	1,247
Contract assets (total revenue in excess of billings)	1,547	1,593
Deferred inventory costs	114	124
Other costs to fulfill or obtain a contract	19	13
Contract and other deferred assets	$1,680	$1,730
Baker Hughes Company 2025 First Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized during the three months ended March 31, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $4 million and $(1) million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	March 31, 2025	December 31, 2024
Progress collections	$5,456	$5,550
Deferred income	133	122
Progress collections and deferred income (contract liabilities)	$5,589	$5,672
Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liabilities at the beginning of the period was $1,546 million and $1,476 million, respectively.
NOTE 7. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2025	2024
Long-term fixed lease	$69	$74
Long-term variable lease	17	24
Short-term lease	119	140
Total operating lease expense	$205	$238
Cash flows used in operating activities for operating leases approximate lease expense for the three months ended March 31, 2025 and 2024.
The weighted-average remaining lease term as of March 31, 2025 and December 31, 2024 was approximately seven years for operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2025 and December 31, 2024 was 4.3%.
Baker Hughes Company 2025 First Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Short-term debt
Other debt	$55	$53
Total short-term debt	55	53

Long-term debt
2.061% Senior Notes due December 2026	599	599
3.337% Senior Notes due December 2027	1,310	1,302
6.875% Notes due January 2029	260	262
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,274	1,275
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	167	173
Total long-term debt	5,969	5,970
Total debt	$6,024	$6,023
The estimated fair value of total debt at March 31, 2025 and December 31, 2024 was $5,639 million and $5,409 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
The Company has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At March 31, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with Baker Hughes Holdings LLC ("BHH LLC") on the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2025, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2025, the Company was in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three months ended March 31, 2025 and 2024, the provision for income taxes was $152 million and $178 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending March 31, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Baker Hughes Company 2025 First Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2025, the Company repurchased and canceled 4.4 million shares of Class A common stock for $188 million, representing an average price per share of $42.69. During the three months ended March 31, 2024, the Company repurchased and canceled 5.4 million shares of Class A common stock for $158 million, representing an average price per share of $29.32. As of March 31, 2025, the Company had authorization remaining to repurchase up to approximately $1.5 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2025	2024
Balance at January 1	989,646	997,709
Issue of shares upon vesting of restricted stock units (1)	4,643	4,745
Issue of shares on exercise of stock options (1)	76	—
Issue of shares for employee stock purchase plan	401	458
Repurchase and cancellation of Class A common stock	(4,406)	(5,399)
Balance at March 31	990,361	997,513
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
Baker Hughes Company 2025 First Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	188	—	(4)	184
Amounts reclassified from accumulated other comprehensive loss	—	2	4	6
Deferred taxes	—	—	1	1
Other comprehensive income	188	2	1	191
Less: Other adjustments	—	1	(1)	—
Balance at March 31, 2025	$(2,675)	$(6)	$(289)	$(2,970)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(63)	2	(1)	(62)
Amounts reclassified from accumulated other comprehensive loss	—	1	3	4
Deferred taxes	—	(1)	—	(1)
Other comprehensive income (loss)	(63)	2	2	(59)
Balance at March 31, 2024	$(2,576)	$(4)	$(275)	$(2,855)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost.
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net income	$409	$463
Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Baker Hughes Company	$402	$455

Weighted average shares outstanding:
Class A basic	992	998
Class A diluted	999	1,004
Net income per share attributable to common stockholders:
Class A basic	$0.41	$0.46
Class A diluted	$0.40	$0.45
Baker Hughes Company 2025 First Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended March 31, 2025 and 2024, Class A diluted shares include the dilutive impact of equity awards except for approximately nil and 1 million options, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive.
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$13	$—	$13	$—	$11	$—	$11
Investment securities	1,154	—	15	1,169	1,282	—	2	1,284
Total assets	1,154	13	15	1,182	1,282	11	2	1,295

Liabilities
Derivatives	—	(52)	—	(52)	—	(64)	—	(64)
Total liabilities	$—	$(52)	$—	$(52)	$—	$(64)	$—	$(64)

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$15	$—	$—	$15	$3	$—	$—	$3
Equity securities	555	639	(40)	1,154	544	737	—	1,281
Total	$570	$639	$(40)	$1,169	$547	$737	$—	$1,284
(1)Net gains (losses) recorded to earnings related to these securities were $(140) million and $27 million for the three months ended March 31, 2025 and 2024, respectively.
(2)As of March 31, 2025, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of March 31, 2025 and December 31, 2024, the balance of the Company's equity securities with readily determinable fair values is $1,154 million and $1,281 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income (loss). See "Note 18. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2025 and December 31, 2024 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
Baker Hughes Company 2025 First Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$3	$—	$2	$(2)
Interest rate swap contracts	—	(37)	—	(45)

Derivatives not accounted for as hedges
Currency exchange contracts and other	10	(15)	9	(17)
Total derivatives	$13	$(52)	$11	$(64)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2025 and December 31, 2024, $12 million and $9 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of March 31, 2025 and December 31, 2024, $14 million and $16 million of derivative liabilities are recorded in "All other current liabilities" and $38 million and $50 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
As of March 31, 2025 and December 31, 2024, the Company had issued credit default swaps ("CDS") totaling $775 million and $553 million, respectively, to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $556 million and $412 million as of March 31, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of March 31, 2025, the fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of March 31, 2025 and December 31, 2024, the maximum term of cash flow hedges that hedge forecasted transactions was approximately one year.
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
As of March 31, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate
Baker Hughes Company 2025 First Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $3.6 billion and $4.0 billion at March 31, 2025 and December 31, 2024, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
Baker Hughes Company 2025 First Quarter Form 10-Q | 15

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
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended March 31,
Total Revenue	2025	2024
Well Construction	$892	$1,061
Completions, Intervention, and Measurements	925	1,006
Production Solutions	899	945
Subsea & Surface Pressure Systems	782	771
Oilfield Services & Equipment	3,499	3,783
Gas Technology Equipment	1,456	1,210
Gas Technology Services	592	614
Total Gas Technology	2,047	1,824
Industrial Products	445	462
Industrial Solutions	258	265
Total Industrial Technology	703	727
Climate Technology Solutions	178	83
Industrial & Energy Technology	2,928	2,634
Total	$6,427	$6,418

	Three Months Ended March 31,
Oilfield Services & Equipment Geographic Revenue	2025	2024
North America	$922	$990
Latin America	568	637
Europe/CIS/Sub-Saharan Africa	580	750
Middle East/Asia	1,429	1,405
Oilfield Services & Equipment	$3,499	$3,783
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2025, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $33.2 billion. As of March 31, 2025, the Company expects to recognize revenue of approximately 61%, 73% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
Baker Hughes Company 2025 First Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the CODM, who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company reports its operating results through two operating segments, OFSE and IET. Each segment is organized and managed based upon the nature of the Company's markets and customers and consists of similar products and services. These products and services operate across upstream oil and gas and broader energy and industrial markets.
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
In the first quarter of 2025, the Company changed the internal financial information regularly provided to our CODM to formalize the transition to evaluation of the performance of our reportable segments utilizing segment Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as the measure of profit. This accompanied a change to the captions and subtotals included on the Company's income statement. The CODM assesses the performance of each segment based on segment EBITDA, which is defined as income (loss) before income taxes and before the following: net interest expense, costs associated with significant restructuring programs, depreciation and amortization, and unallocated corporate costs and other income (expense). The CODM uses segment EBITDA as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Baker Hughes Company 2025 First Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31, 2025
	OFSE	IET	Total
Revenue	$3,499	$2,928	$6,427
Cost of goods and services sold	(2,819)	(2,112)	(4,931)
Research and development	(61)	(84)	(146)
Selling, general and administrative and other	(221)	(284)	(505)
Add: Depreciation and amortization	226	53	279
Segment EBITDA	$623	$501	$1,124

	Three Months Ended March 31, 2024
	OFSE	IET	Total
Revenue	$3,783	$2,634	$6,418
Cost of goods and services sold	(3,053)	(1,903)	(4,956)
Research and development	(68)	(96)	(164)
Selling, general and administrative and other	(240)	(305)	(546)
Add: Depreciation and amortization	222	56	279
Segment EBITDA	$644	$386	$1,030

	Three Months Ended March 31,
Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	2025	2024
OFSE	$623	$644
IET	501	386
Total segment	1,124	1,030
Corporate costs (1)	(85)	(88)
Other income (expense), net (2)	(141)	22
Depreciation and amortization	(285)	(283)
Interest expense, net	(51)	(41)
Income before income taxes	561	641
Provision for income taxes	(152)	(178)
Net income	409	463
Less: Net income attributable to noncontrolling interests	7	8
Net income attributable to Baker Hughes Company	$402	$455
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income (loss) and exclude $6 million and $4 million of depreciation and amortization for the three months ended March 31, 2025 and 2024, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three months ended March 31, 2025. See "Note 18. Other (Income) Expense, Net" for further information.
Baker Hughes Company 2025 First Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets:

Assets	March 31, 2025	December 31, 2024
OFSE	$18,456	$18,781
IET	13,484	13,838
Total segment	31,940	32,619
Corporate and eliminations (1)	6,170	5,744
Total	$38,110	$38,363
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization:

	Three Months Ended March 31,
Depreciation and amortization	2025	2024
OFSE	$226	$222
IET	53	56
Total segment	279	279
Corporate	6	4
Total	$285	$283
The following table presents capital expenditures:

	Three Months Ended March 31,
Capital expenditures	2025	2024
OFSE	$201	$259
IET	85	70
Total segment	286	329
Corporate	14	4
Total	$300	$333
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") it formed with General Electric Company ("GE") in 2019. As of March 31, 2025, the Aero JV was jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with ownership interest of 50%, and therefore, the Company does not consolidate the Aero JV. As a result of GE's spin-off of GE Vernova, GE transferred its interest in the Aero JV to GE Vernova in the second quarter of 2024. The Company had purchases from the Aero JV of $148 million and $103 million during the three months ended March 31, 2025 and 2024, respectively. The Company had $107 million and $117 million of amounts due at March 31, 2025 and December 31, 2024, respectively, for products and services provided by the Aero JV in the ordinary course of business.
NOTE 16. COMMITMENTS AND CONTINGENCIES
LITIGATION
The Company is subject to legal proceedings arising in the ordinary course of business. Because legal proceedings are inherently uncertain, management is unable to predict the ultimate outcome of such matters. The Company records a liability for those contingencies where the incurrence of a loss is probable and the amount can
Baker Hughes Company 2025 First Quarter Form 10-Q | 19

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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company's subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts"). Prior to the filing of the IEC Arbitration, the Company's subsidiaries made demands for payment due under the Contracts. On August 15, 2018, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts. On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019. In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC's claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel's final award, which dismissed the majority of IEC's claims and awarded a portion of the Company's claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company's financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company's subsidiaries arising out of the same project which formed the basis of the first arbitration (the "Second Arbitration"). On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due; such claims against IEC have now been resolved, with any consideration having an immaterial impact on the Company's financial statements. On February 15, 2025, the parties entered into a confidential Settlement Agreement, settling the claims brought in the Second Arbitration. The consideration contemplated by the Settlement Agreement is immaterial to the Company's financial statements.
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act and the Exchange Act. On or around February 14, 2025, the plaintiffs filed a further amended complaint, once again
Baker Hughes Company 2025 First Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
reasserting their claims against the Company under the Securities Act and the Exchange Act. At this time, the Company is not able to predict the outcome of these proceedings.
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
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. The Company also provides a guarantee to GE Vernova on behalf of a customer who entered into a financing arrangement with GE Vernova. Total off-balance sheet arrangements were approximately $5.7 billion at March 31, 2025. It is not practicable to estimate the fair value of these financial instruments. As of March 31, 2025, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows.
The Company sometimes enters into joint and several liability consortiums or similar arrangements for certain projects. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on the Company. These factors could result in unanticipated costs to complete the project, liquidated damages or contract disputes.
NOTE 17. RESTRUCTURING
The Company recorded restructuring charges of nil during the three months ended March 31, 2025 and 2024.
The following table presents restructuring and associated impairment charges by the impacted segment:

	Three Months Ended March 31,
	2025	2024
Oilfield Services & Equipment	$—	$(5)
Industrial & Energy Technology	—	—
Corporate	—	5
Total	$—	$—
The following table presents restructuring charges by type:

	Three Months Ended March 31,
	2025	2024
Property, plant and equipment	$—	$—
Employee-related termination expenses	—	(2)
Other incremental costs	—	2
Total	$—	$—
Baker Hughes Company 2025 First Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended March 31,
	2025	2024
Change in fair value of equity securities	$140	$(52)
Other charges and credits (1)	—	30
Total	$140	$(22)
(1)Other charges and credits of $1 million for the three months ended March 31, 2025 consist of other income within OFSE, IET, and Corporate.
The Company recorded other (income) expense, net of $140 million and $(22) million for the three months ended March 31, 2025 and 2024, respectively, primarily due to change in fair value of equity securities.
Baker Hughes Company 2025 First Quarter Form 10-Q | 22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").
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
EXECUTIVE SUMMARY
Market Conditions
In the first quarter of 2025, we saw a weakening macroeconomic environment and slowing activity in the oil markets primarily due to the ongoing geopolitical tensions, uncertainty around trade policy and tariffs and slower global economic growth.
As we look to the rest of 2025, we remain positive on the global natural gas outlook while we expect the global oil outlook to soften.
We see several supply and demand factors driving downward pressure on oil prices, including the impact from announced plans for increased production by the Organization of the Petroleum Exporting Countries and its allies ("OPEC+") and uncertainty around trade policy and tariffs affecting global GDP and oil demand. Based on the current macroeconomic and geopolitical framework, we expect 2025 global upstream spending to be lower than 2024 with pockets of resilience in key international markets. We maintain our expectation for producers to shift spending towards the optimization of mature fields.
We remain optimistic on the global natural gas outlook, as we see a continued shift towards the development of natural gas and liquefied natural gas ("LNG"). We believe the positive long-term fundamentals for natural gas are less affected by near-term volatility and supported by solid growth in natural gas demand, positive fundamentals for LNG contracting and the continued desire to decarbonize the energy ecosystem.
We will continue to monitor market conditions and assess potential risks, including uncertainty around the macroeconomic environment, trade policy and tariffs, oil price volatility and changes in regulations and tax or other incentives for new energy solutions. Furthermore, in IET, we will continue to manage the tightness in the aeroderivative supply chain.
Financial Results and Key Company Initiatives
In the first quarter of 2025, the Company generated revenues of $6.4 billion, an increase of $9 million compared to the first quarter of 2024. IET revenue increased $0.3 billion, driven by Gas Technology Equipment ("GTE") and Climate Technology Solutions ("CTS") revenue. OFSE revenue decreased $0.3 billion with a decrease in international and North America revenue. Net income was $0.4 billion compared to $0.5 billion in the first quarter of 2024, decreasing $0.1 billion. The decrease to net income was as a result of losses in the fair value of certain equity securities compared to gains in the same period last year, partially offset by increased volume in IET and higher margins across both segments.
As part of our journey of transformation, we continued to undertake significant structural changes. We have progressed on our efforts to improve efficiencies and modernize how the business operates, and those benefits have translated into higher margin performance.
Baker Hughes Company 2025 First Quarter Form 10-Q | 23

Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the first quarter of 2025 by two cents to $0.23 per share. In the first quarter of 2025, we returned a total of $417 million to shareholders in the form of dividends and share repurchases.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE North America activity: In 2025, we expect a second consecutive year of lower Exploration and Production ("E&P") spending due to recent commodity price weakness.
•OFSE International activity: We expect spending outside of North America to be at lower levels in 2025 compared to 2024.
•IET outlook: We see continued resilience in LNG, Floating Production Storage and Offloading ("FPSO"), and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets.
We also expect to see continued growth in new energy solutions specifically focused around reducing carbon emissions of the energy and broader industry, including: hydrogen; geothermal; carbon capture, utilization and storage; energy storage; clean power; and emissions abatement solutions.
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
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view the area of environmental, social, and governance as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2023 Corporate Sustainability Report a 28.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three months ended March 31, 2025 and 2024, and should be read in conjunction with our condensed consolidated financial statements and related notes.
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
Baker Hughes Company 2025 First Quarter Form 10-Q | 24

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2025	2024
Brent oil prices ($/Bbl) (1)	$75.87	$82.92
WTI oil prices ($/Bbl) (2)	71.78	77.50
Natural gas prices ($/mmBtu) (3)	4.14	2.15
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Rig Count
Rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Therefore, rig counts may act as a leading indicator of market activity and reflect the relative strength of energy prices; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations such as onshore China because this information is not readily available.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024	% Change
North America	803	831	(3)%
International	903	965	(6)%
Worldwide	1,706	1,796	(5)%
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
Baker Hughes Company 2025 First Quarter Form 10-Q | 25

Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of each segment is evaluated based on segment Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), which is defined as income (loss) before income taxes and before the following: net interest expense, costs associated with significant restructuring programs, depreciation and amortization, and unallocated corporate costs and other income (expense).
In evaluating the performance, we primarily use the following:
Volume: Volume is defined as the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period. Volume also includes price, which is defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
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
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended March 31,		$ Change
	2025	2024
Orders:
Oilfield Services & Equipment	$3,281	$3,624	$(343)
Gas Technology Equipment	1,335	1,230	105
Gas Technology Services	913	692	221
Total Gas Technology	2,248	1,922	326
Industrial Products	501	546	(45)
Industrial Solutions	281	257	25
Total Industrial Technology	782	803	(21)
Climate Technology Solutions (1)	148	193	(45)
Industrial & Energy Technology	3,178	2,918	260
Total	$6,459	$6,542	$(83)
(1)For the three months ended March 31, 2025 and 2024, total new energy orders incorporates CTS in IET.
The Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of March 31, 2025, RPO totaled $33.2 billion, of which OFSE totaled $2.8 billion, and IET totaled $30.4 billion.
Baker Hughes Company 2025 First Quarter Form 10-Q | 26

First Quarter of 2025 Compared to the First Quarter of 2024
Revenue increased $9 million to $6.4 billion. OFSE decreased $285 million and IET increased $294 million.
Selling, general and administrative cost decreased $41 million, or 7%, to $577 million driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Research and development cost decreased $18 million, or 11%, to $146 million, mainly related to timing of project spend within the year.
We recorded other (income) expense, net of $140 million in the first quarter of 2025, which included a net loss of $140 million from the change in fair value of equity securities. In the first quarter of 2024, we recorded $22 million of other income. Included in this amount was a net gain of $52 million from the change in fair value of equity securities.
Net interest expense incurred in the first quarter of 2025 was $51 million, which includes interest income of $20 million. Net interest expense increased $10 million compared to the first quarter of 2024, with lower interest income primarily driven by lower interest rates.
We recorded income taxes in the first quarter of 2025 and 2024 of $152 million and $178 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending March 31, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances.
Net income decreased $53 million, or 12%, to $402 million compared to the first quarter of 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended March 31,		$ Change
	2025	2024
Revenue
Well Construction	$892	$1,061	$(170)
Completions, Intervention, and Measurements	925	1,006	(80)
Production Solutions	899	945	(46)
Subsea & Surface Pressure Systems	782	771	11
Total	$3,499	$3,783	$(285)

Cost of goods and services sold	$2,819	$3,053	$(234)
Research and development	61	68	(7)
Selling, general and administrative and other	221	240	(19)
Less: Depreciation and amortization	(226)	(222)	(4)

Segment EBITDA	$623	$644	$(21)
OFSE revenue of $3,499 million decreased $285 million in the first quarter of 2025 compared to the first quarter of 2024, driven by lower international and domestic rig count. From a geographical perspective, international revenue was $2,577 million, a decrease of $216 million from the first quarter of 2024, driven by the Europe/CIS/Sub-Saharan Africa regions and Latin America partially offset by the Middle East/Asia region. North America revenue was $922 million in the first quarter of 2025, a decrease of $68 million from the first quarter of 2024.
OFSE segment EBITDA was $623 million in the first quarter of 2025 compared to $644 million in the first quarter of 2024.The reduction of EBITDA in the first quarter of 2025 was a result of overall lower volume, FX, and changes in business mix, partially offset by price and cost out initiatives.
Baker Hughes Company 2025 First Quarter Form 10-Q | 27

Industrial & Energy Technology

	Three Months Ended March 31,		$ Change
	2025	2024
Revenue
Gas Technology Equipment	$1,456	$1,210	$246
Gas Technology Services	592	614	(22)
Total Gas Technology	2,047	1,824	223
Industrial Products	445	462	(17)
Industrial Solutions	258	265	(6)
Total Industrial Technology	703	727	(24)
Climate Technology Solutions	178	83	95
Total	$2,928	$2,634	$294

Cost of goods and services sold	$2,112	$1,903	$209
Research and development	84	96	(12)
Selling, general and administrative and other	284	305	(21)
Less: Depreciation and amortization	(53)	(56)	3

Segment EBITDA	$501	$386	$114
IET revenue of $2,928 million increased $294 million, or 11%, in the first quarter of 2025 compared to the first quarter of 2024. The increase was primarily in GTE and CTS, partially offset by Industrial Technology and GTS.
IET segment EBITDA was $501 million in the first quarter of 2025 compared to $386 million in the first quarter of 2024.The improved performance in the first quarter of 2025 was driven by higher volume primarily from higher proportionate growth in GTE, price, and productivity, partially offset by inflationary pressure.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and sufficient liquidity. At March 31, 2025, we had cash and cash equivalents of $3.3 billion compared to $3.4 billion at December 31, 2024.
In the U.S. we held cash and cash equivalents of approximately $0.8 billion and $0.6 billion and outside the U.S. of approximately $2.5 billion and $2.8 billion as of March 31, 2025 and December 31, 2024, respectively. A substantial portion of the cash held outside the U.S. at March 31, 2025 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At March 31, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At March 31, 2025, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by geopolitical events, a global pandemic, or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows
Baker Hughes Company 2025 First Quarter Form 10-Q | 28

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
During the three months ended March 31, 2025, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2025	2024
Operating activities	$709	$784
Investing activities	(310)	(269)
Financing activities	(502)	(427)
Operating Activities
Cash flows provided by operating activities were $709 million and $784 million for the three months ended March 31, 2025 and 2024, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash from operating activities is primarily generated from net income or loss adjusted for certain noncash items (including depreciation, amortization, change in fair value of equity securities, stock-based compensation cost, and deferred tax benefit or provision).
For the three months ended March 31, 2025, net working capital cash generation was $218 million, mainly due to accounts receivable collections and contract assets partially offset by progress collections, accounts payable and inventory increase.
For the three months ended March 31, 2024, net working capital cash generation was $209 million, mainly due to accounts receivable, accounts payable, and progress collections on equipment contracts, partially offset by an increase in inventory due to growth of the business.
Included in the cash flows from operating activities for the three months ended March 31, 2025 and 2024 were payments of $32 million and $75 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Investing Activities
Cash flows used in investing activities were $310 million and $269 million for the three months ended March 31, 2025 and 2024, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $300 million and $333 million for the three months ended March 31, 2025 and 2024, respectively, partially offset by cash flows from the disposal of PP&E of $45 million and $51 million for the three months ended March 31, 2025 and 2024, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
Baker Hughes Company 2025 First Quarter Form 10-Q | 29

Financing Activities
Cash flows used in financing activities were $502 million and $427 million for the three months ended March 31, 2025 and 2024, respectively.
We increased our quarterly dividend during the three months ended March 31, 2025 and 2024 by two cents to $0.23 and one cent to $0.21 per share, respectively. We paid dividends of $229 million and $210 million to our Class A shareholders during the three months ended March 31, 2025 and 2024, respectively.
We repurchased and canceled 4.4 million shares of Class A common stock for a total of $188 million during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased and canceled 5.4 million shares of Class A common stock for a total of $158 million.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2025 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $1.0 billion to $1.1 billion in 2025.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectible accounts receivable, nor are any such balances currently in dispute. As of March 31, 2025 and December 31, 2024, the Company had issued credit default swaps ("CDS") totaling $775 million and $553 million, respectively, to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $556 million and $412 million as of March 31, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of March 31, 2025, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 16% in the U.S. and 11% in Saudi Arabia as of March 31, 2025. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 77% of the total cash balance as of March 31, 2025. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Baker Hughes Company 2025 First Quarter Form 10-Q | 30

Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $5.8 billion as of March 31, 2025, with maturities ranging from 2026 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100% owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2024 Annual Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2024 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our 2024 Annual Report. Our exposure to market risk has not changed materially since December 31, 2024.
Baker Hughes Company 2025 First Quarter Form 10-Q | 31

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
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2025 First Quarter Form 10-Q | 32

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2024 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2024 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and our operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2024 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
Jan 1-31, 2025	994,303	$44.58	—	$1,733,029,749
February 1-28, 2025	1,121,831	$45.83	527,220	$1,709,777,724
March 1-31, 2025	4,362,192	$42.36	3,878,338	$1,544,953,174
Total	6,478,326	$43.30	4,405,558
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
(4)During the three months ended March 31, 2025, we repurchased 4.4 million shares of Class A common stock at an average price of $42.69 per share for a total of $188 million.
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
Baker Hughes Company 2025 First Quarter Form 10-Q | 33

ITEM 5. OTHER INFORMATION
Director Nominee Update
Dr. Ilham Kadri informed our Board of Directors (the "Board") on April 21, 2025 that, in light of the heightened commitments associated with her executive responsibilities amid the current macroeconomic climate, she has decided to withdraw her acceptance of her appointment to the Board. The Board initially appointed Dr. Kadri to serve as a director on the Board on March 28, 2025, effective with a term beginning May 1, 2025, as disclosed on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2025. Accordingly, Dr. Kadri will no longer join the Board on May 1, 2025 and will not stand for election as a director nominee at the Annual Meeting of Shareholders (the "Annual Meeting") and, upon conclusion of the Annual Meeting, the size of the Board will be nine members. Dr. Kadri's decision is not the result of any disagreement with the Company or its management on any matter relating to the Company's operations, policies or practices.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Plans		Number of Shares to be Sold		Expiration
			Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)
Rebecca Charlton, Senior Vice President - Controller & Chief Accounting Officer	Adoption	March 12, 2025	X		10,714	(3)	Earlier of when all shares under plan are sold and March 31, 2026
Maria Borras, Chief Growth & Experience Officer	Adoption	March 7, 2025	X		109,652		Earlier of when all shares under plan are sold and December 31, 2025
Lorenzo Simonelli, Chief Executive Officer	Adoption	March 5, 2025	X		173,350		Earlier of when all shares under plan are sold and December 31, 2025
Ganesh Ramaswamy, Executive Vice President of Industrial & Energy Technology	Adoption	March 5, 2025	X		50,000		Earlier of when all shares under plan are sold and May 7, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(3)This figure is an estimation of after-tax sale amounts based on the Company's best estimates at this time
Baker Hughes Company 2025 First Quarter Form 10-Q | 34

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

10.1*+	Separation Agreement & Release between Baker Hughes Company and Nancy Buese, effective as of February 24, 2025.
22.1*	List of Subsidiary Guarantors of Guaranteed Securities.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Ahmed Moghal, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Certification of Lorenzo Simonelli, President and Chief Executive Officer, and Ahmed Moghal, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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
Baker Hughes Company 2025 First Quarter Form 10-Q | 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	April 23, 2025	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	April 23, 2025	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2025 First Quarter Form 10-Q | 36