Form 10-Q
period 2025-06-30
Baker Hughes Co
filed 2025-07-23
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☑
As of July 16, 2025, the registrant had outstanding 985,879,124 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2025 Second Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Sales of goods	$4,516	$4,552	$8,660	$8,550
Sales of services	2,394	2,587	4,677	5,007
Total revenue	6,910	7,139	13,337	13,557

Costs and expenses:
Cost of goods sold	3,602	3,657	6,932	6,933
Cost of services sold	1,693	1,836	3,315	3,536
Selling, general and administrative	567	643	1,144	1,261
Research and development costs	161	158	307	322
Other (income) expense, net	(134)	(26)	6	(48)
Interest expense, net	54	47	105	88
Income before income taxes	967	824	1,528	1,465
Provision for income taxes	(256)	(243)	(408)	(421)
Net income	711	581	1,120	1,044
Less: Net income attributable to noncontrolling interests	10	2	17	10
Net income attributable to Baker Hughes Company	$701	$579	$1,103	$1,034

Per share amounts:
Basic income per Class A common stock	$0.71	$0.58	$1.11	$1.04
Diluted income per Class A common stock	$0.71	$0.58	$1.11	$1.03

Cash dividend per Class A common stock	$0.23	$0.21	$0.46	$0.42
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$711	$581	$1,120	$1,044
Less: Net income attributable to noncontrolling interests	10	2	17	10
Net income attributable to Baker Hughes Company	701	579	1,103	1,034
Other comprehensive income (loss):
Foreign currency translation adjustments	325	(128)	513	(192)
Cash flow hedges	1	(4)	3	(2)
Benefit plans	(8)	6	(7)	9
Other comprehensive income (loss)	318	(126)	509	(185)
Less: Other comprehensive income attributable to noncontrolling interests	1	—	1	—
Other comprehensive income (loss) attributable to Baker Hughes Company	317	(126)	508	(185)
Comprehensive income	1,029	455	1,629	859
Less: Comprehensive income attributable to noncontrolling interests	11	2	18	10
Comprehensive income attributable to Baker Hughes Company	$1,018	$453	$1,611	$849
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,087	$3,364
Current receivables, net	6,511	7,122
Inventories, net	5,105	4,954
All other current assets	2,915	1,771
Total current assets	17,618	17,211
Property, plant and equipment (net of accumulated depreciation of $6,367 and $6,056)	5,176	5,127
Goodwill	5,801	6,078
Other intangible assets, net	3,919	3,951
Contract and other deferred assets	1,841	1,730
Deferred income tax assets	1,371	1,284
All other assets	3,014	2,982
Total assets	$38,740	$38,363
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,340	$4,542
Short-term debt	66	53
Progress collections and deferred income	5,680	5,672
All other current liabilities	2,429	2,724
Total current liabilities	12,515	12,991
Long-term debt	5,968	5,970
Liabilities for pensions and other postretirement benefits	997	988
Deferred income tax liabilities	106	83
All other liabilities	1,286	1,276
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 985 and 990 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Capital in excess of par value	25,087	25,896
Retained loss	(4,737)	(5,840)
Accumulated other comprehensive loss	(2,653)	(3,161)
Baker Hughes Company equity	17,697	16,895
Noncontrolling interests	171	160
Total equity	17,868	17,055
Total liabilities and equity	$38,740	$38,363
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$—	$25,896	$(5,840)	$(3,161)	$160	$17,055
Comprehensive income:
Net income			1,103		17	1,120
Other comprehensive income				508	1	509
Dividends on Class A common stock ($0.46 per share)		(456)				(456)
Repurchase and cancellation of Class A common stock		(384)				(384)
Stock-based compensation cost		102				102
Other		(71)			(7)	(78)
Balance at June 30, 2025	$—	$25,087	$(4,737)	$(2,653)	$171	$17,868

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2025	$—	$25,450	$(5,438)	$(2,970)	$164	$17,206
Comprehensive income:
Net income			701		10	711
Other comprehensive income				317	1	318
Dividends on Class A common stock ($0.23 per share)		(227)				(227)
Repurchase and cancellation of Class A common stock		(196)				(196)
Stock-based compensation cost		52				52
Other		8			(4)	4
Balance at June 30, 2025	$—	$25,087	$(4,737)	$(2,653)	$171	$17,868

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2025 Second Quarter Form 10-Q | 4

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities:
Net income	$1,120	$1,044
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	579	566
Change in fair value of equity securities	21	(71)
Stock-based compensation cost	102	101
(Benefit) provision for deferred income taxes	(17)	33
Changes in operating assets and liabilities:
Current receivables	532	(5)
Inventories	(92)	(124)
Accounts payable	(153)	227
Progress collections and deferred income	(258)	17
Contract and other deferred assets	69	(151)
Other operating items, net	(684)	(505)
Net cash flows provided by operating activities	1,219	1,132
Cash flows from investing activities:
Expenditures for capital assets	(601)	(625)
Proceeds from disposal of assets	74	101
Other investing items, net	(69)	(6)
Net cash flows used in investing activities	(596)	(530)
Cash flows from financing activities:
Repayment of long-term debt	—	(125)
Dividends paid	(456)	(419)
Repurchase of Class A common stock	(384)	(324)
Other financing items, net	(105)	(61)
Net cash flows used in financing activities	(945)	(929)
Effect of currency exchange rate changes on cash and cash equivalents	45	(35)
Decrease in cash and cash equivalents	(277)	(362)
Cash and cash equivalents, beginning of period	3,364	2,646
Cash and cash equivalents, end of period	$3,087	$2,284
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$418	$336
Interest paid	$148	$150
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 6

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
In the first quarter of 2025, the Company announced a presentation change to the statements of income (loss). Under the new presentation, research and development costs and other (income) expense, net are reported as separate financial statement line items, with certain expense amounts being reclassified thereto, and the operating income and non-operating income (loss) line items have been removed from the condensed consolidated statements of income (loss). This reporting change accompanied a change in the internal financial information regularly provided to the Company's chief operating decision maker ("CODM") to evaluate the performance of and allocate resources to the Company's reportable segments as further discussed in "Note 14. Segment Information."
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to the consolidated financial statements from the Company's 2024 Annual Report for the discussion of significant accounting policies.
Supply Chain Finance Programs
As of June 30, 2025 and December 31, 2024, $384 million and $411 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09, which allows for early adoption, is effective for the Company prospectively for all annual periods beginning after December 15, 2024. This is expected to result in expanded tax disclosures in the annual financial statements for the year ended December 31, 2025.
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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	June 30, 2025	December 31, 2024
Customer receivables	$5,434	$5,945
Other	1,330	1,409
Total current receivables	6,764	7,354
Less: Allowance for credit losses	(253)	(232)
Total current receivables, net	$6,511	$7,122
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of June 30, 2025, 17% of the Company's gross customer receivables were from customers in the U.S. As of December 31, 2024, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
NOTE 3. INVENTORIES
Inventories, net of reserves of $384 million and $390 million as of June 30, 2025 and December 31, 2024, respectively, consist of the following:

	June 30, 2025	December 31, 2024
Finished goods	$2,462	$2,494
Work in process and raw materials	2,643	2,460
Total inventories, net	$5,105	$4,954

Baker Hughes Company 2025 Second Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,935	$(940)	$995	$1,921	$(883)	$1,038
Technology	1,210	(966)	244	1,248	(981)	267
Trade names and trademarks	292	(203)	89	290	(196)	94
Capitalized software	1,584	(1,200)	384	1,522	(1,172)	350
Finite-lived intangible assets	5,021	(3,309)	1,712	4,981	(3,232)	1,749
Indefinite-lived intangible assets	2,207	—	2,207	2,202	—	2,202
Total intangible assets	$7,228	$(3,309)	$3,919	$7,183	$(3,232)	$3,951
Amortization expense for the three months ended June 30, 2025 and 2024 was $68 million and $66 million, respectively, and $134 million and $133 million for the six months ended June 30, 2025 and 2024, respectively.
Estimated amortization expense for the remainder of 2025 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2025	$112
2026	209
2027	181
2028	161
2029	132
2030	104
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

	June 30, 2025	December 31, 2024
Long-term product service agreements	$350	$346
Long-term equipment contracts and certain other service agreements	1,344	1,247
Contract assets (total revenue in excess of billings)	1,694	1,593
Deferred inventory costs	133	124
Other costs to fulfill or obtain a contract	14	13
Contract and other deferred assets	$1,841	$1,730
Baker Hughes Company 2025 Second Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized during the three months ended June 30, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $5 million and $(3) million, respectively, and $9 million and $(4) million during the six months ended June 30, 2025 and 2024, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	June 30, 2025	December 31, 2024
Progress collections	$5,549	$5,550
Deferred income	131	122
Progress collections and deferred income (contract liabilities)	$5,680	$5,672
Revenue recognized during the three months ended June 30, 2025 and 2024 that was included in the contract liabilities at the beginning of the period was $1,373 million and $1,392 million, respectively, and $2,919 million and $2,868 million during the six months ended June 30, 2025 and 2024, respectively.
NOTE 7. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2025	2024	2025	2024
Short-term lease	$118	$129	$237	$270
Long-term fixed lease	69	73	138	146
Long-term variable lease	14	21	31	45
Total operating lease expense	$201	$223	$406	$461
Cash flows used in operating activities for operating leases approximate lease expense for the three and six months ended June 30, 2025 and 2024.
The weighted-average remaining lease term as of June 30, 2025 and December 31, 2024 was approximately eight years and seven years for operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2025 and December 31, 2024 was 4.5% and 4.3%, respectively.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	June 30, 2025	December 31, 2024
Short-term debt
Other debt	$66	$53
Total short-term debt	66	53

Long-term debt
2.061% Senior Notes due December 2026	599	599
3.337% Senior Notes due December 2027	1,316	1,302
6.875% Notes due January 2029	259	262
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,272	1,275
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	163	173
Total long-term debt	5,968	5,970
Total debt	$6,034	$6,023
The estimated fair value of total debt at June 30, 2025 and December 31, 2024 was $5,629 million and $5,409 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
The Company has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with Baker Hughes Holdings LLC ("BHH LLC") on the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2025, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At June 30, 2025, the Company was in compliance with all debt covenants.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. INCOME TAXES
For the three and six months ended June 30, 2025, the provision for income taxes was $256 million and $408 million, respectively. For the three and six months ended June 30, 2024, the provision for income taxes was $243 million and $421 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending June 30, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. As such, the Company will continue to evaluate the impact of this legislation over the coming months and will include any necessary adjustments in the Company's third quarter financial results.
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and six months ended June 30, 2025, the Company repurchased and canceled 5.3 million and 9.8 million shares of Class A common stock for $196 million and $384 million, representing an average price per share of $36.66 and $39.38, respectively. During the three and six months ended June 30, 2024, the Company repurchased and canceled 5.1 million and 10.5 million shares of Class A common stock for $166 million and $324 million, representing an average price per share of $32.19 and $30.72, respectively. As of June 30, 2025, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2025	2024
Balance at January 1	989,646	997,709
Issue of shares upon vesting of restricted stock units (1)	4,700	4,831
Issue of shares on exercise of stock options (1)	82	21
Issue of shares for employee stock purchase plan	770	919
Repurchase and cancellation of Class A common stock	(9,751)	(10,539)
Balance at June 30	985,447	992,941
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	513	3	(18)	498
Amounts reclassified from accumulated other comprehensive loss	—	1	8	9
Deferred taxes	—	(1)	3	2
Other comprehensive income (loss)	513	3	(7)	509
Less: Other comprehensive loss attributable to noncontrolling interests	1	—	—	1
Balance at June 30, 2025	$(2,351)	$(4)	$(298)	$(2,653)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive loss before reclassifications	(192)	(3)	—	(195)
Amounts reclassified from accumulated other comprehensive loss	—	—	9	9
Deferred taxes	—	1	—	1
Other comprehensive income (loss)	(192)	(2)	9	(185)
Balance at June 30, 2024	$(2,705)	$(8)	$(268)	$(2,981)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2025 and 2024 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$711	$581	$1,120	$1,044
Less: Net income attributable to noncontrolling interests	10	2	17	10
Net income attributable to Baker Hughes Company	$701	$579	$1,103	$1,034

Weighted average shares outstanding:
Class A basic	988	996	990	997
Class A diluted	991	1,001	995	1,002
Net income per share attributable to common stockholders:
Class A basic	$0.71	$0.58	$1.11	$1.04
Class A diluted	$0.71	$0.58	$1.11	$1.03
For the three and six months ended June 30, 2025 and 2024, Class A diluted shares include the dilutive impact of equity awards except for approximately nil and 1 million options, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$17	$—	$17	$—	$11	$—	$11
Investment securities	1,277	—	15	1,292	1,282	—	2	1,284
Total assets	1,277	17	15	1,309	1,282	11	2	1,295

Liabilities
Derivatives	—	(44)	—	(44)	—	(64)	—	(64)
Total liabilities	$—	$(44)	$—	$(44)	$—	$(64)	$—	$(64)

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$15	$—	$—	$15	$3	$—	$—	$3
Equity securities	557	760	(40)	1,277	544	737	—	1,281
Total	$572	$760	$(40)	$1,292	$547	$737	$—	$1,284
(1)Net gains (losses) recorded to earnings related to these securities were $119 million and $19 million for the three months ended June 30, 2025 and 2024, respectively, and $(22) million and $45 million for the six months ended June 30, 2025 and 2024, respectively.
(2)As of June 30, 2025, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of June 30, 2025 and December 31, 2024, the balance of the Company's equity securities with readily determinable fair values is $1,277 million and $1,281 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income (loss). See "Note 17. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2025 and December 31, 2024 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
Baker Hughes Company 2025 Second Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$2	$—	$2	$(2)
Interest rate swap contracts	—	(32)	—	(45)

Derivatives not accounted for as hedges
Currency exchange contracts and other	15	(12)	9	(17)
Total derivatives	$17	$(44)	$11	$(64)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2025 and December 31, 2024, $16 million and $9 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of June 30, 2025 and December 31, 2024, $12 million and $16 million of derivative liabilities are recorded in "All other current liabilities" and $32 million and $50 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
As of June 30, 2025 and December 31, 2024, the Company had issued credit default swaps ("CDS") totaling $775 million and $553 million, respectively, to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $466 million and $412 million as of June 30, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of June 30, 2025, the fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of June 30, 2025 and December 31, 2024, the maximum term of cash flow hedges that hedge forecasted transactions was approximately one year.
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
As of June 30, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate
Baker Hughes Company 2025 Second Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $4.0 billion at June 30, 2025 and December 31, 2024 is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 17

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
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2025	2024	2025	2024
Well Construction	$921	$1,090	$1,812	$2,151
Completions, Intervention, and Measurements	935	1,118	1,861	2,123
Production Solutions	968	958	1,867	1,903
Subsea & Surface Pressure Systems	793	845	1,576	1,617
Oilfield Services & Equipment	3,617	4,011	7,116	7,794
Gas Technology Equipment	1,624	1,539	3,080	2,749
Gas Technology Services	752	691	1,344	1,305
Total Gas Technology	2,377	2,230	4,424	4,054
Industrial Products	488	509	933	971
Industrial Solutions	273	262	531	526
Total Industrial Technology	761	770	1,464	1,498
Climate Technology Solutions	156	128	334	211
Industrial & Energy Technology	3,293	3,128	6,221	5,763
Total	$6,910	$7,139	$13,337	$13,557

	Three Months Ended June 30,		Six Months Ended June 30,
Oilfield Services & Equipment Geographic Revenue	2025	2024	2025	2024
North America	$928	$1,023	$1,849	$2,013
Latin America	639	663	1,207	1,300
Europe/CIS/Sub-Saharan Africa	653	827	1,232	1,577
Middle East/Asia	1,398	1,498	2,827	2,903
Oilfield Services & Equipment	$3,617	$4,011	$7,116	$7,794
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2025, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $34 billion. As of June 30, 2025, the Company expects to recognize revenue of approximately 60%, 73% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 18

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
In the first quarter of 2025, the Company changed the internal financial information regularly provided to the CODM to formalize the transition to evaluation of the performance of the Company's reportable segments utilizing segment Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as the measure of profit. This accompanied a change to the captions and subtotals included on the Company's income statement. The CODM assesses the performance of each segment based on segment EBITDA, which is defined as income (loss) before income taxes and before the following: net interest expense, costs associated with significant restructuring programs, depreciation and amortization, and unallocated corporate costs and other income (expense). The CODM uses segment EBITDA as the measure to make resource (including financial or capital resources) allocation decisions for each segment, predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when evaluating performance for each segment and making decisions about capital allocation. Accounting policies have been applied consistently by all segments within the Company for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025			2025
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$3,617	$3,293	$6,910	$7,116	$6,221	$13,337
Cost of goods and services sold	(2,891)	(2,389)	(5,280)	(5,710)	(4,501)	(10,211)
Research and development costs	(65)	(96)	(161)	(126)	(181)	(307)
Selling, general and administrative	(219)	(283)	(502)	(440)	(567)	(1,007)
Other income (expense)	1	4	5	1	5	6
Add: Depreciation and amortization	233	56	289	459	109	568
Segment EBITDA	$677	$585	$1,262	$1,300	$1,086	$2,386

	Three Months Ended June 30,			Six Months Ended June 30,
	2024			2024
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$4,011	$3,128	$7,139	$7,794	$5,763	$13,557
Cost of goods and services sold	(3,200)	(2,268)	(5,468)	(6,253)	(4,172)	(10,425)
Research and development costs	(63)	(95)	(158)	(131)	(191)	(322)
Selling, general and administrative	(255)	(323)	(578)	(495)	(628)	(1,123)
Add: Depreciation and amortization	223	55	278	445	111	556
Segment EBITDA	$716	$497	$1,213	$1,360	$883	$2,243

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OFSE	$677	$716	$1,300	$1,360
IET	585	497	1,086	883
Total segment	1,262	1,213	2,386	2,243
Corporate costs (1)	(78)	(83)	(163)	(170)
Restructuring	—	(2)	—	(2)
Other income (expense), net (2)	130	26	(11)	48
Depreciation and amortization	(293)	(283)	(579)	(566)
Interest expense, net	(54)	(47)	(105)	(88)
Income before income taxes	967	824	1,528	1,465
Provision for income taxes	(256)	(243)	(408)	(421)
Net income	711	581	1,120	1,044
Less: Net income attributable to noncontrolling interests	10	2	17	10
Net income attributable to Baker Hughes Company	$701	$579	$1,103	$1,034
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income (loss) and exclude $5 million and $6 million of depreciation and amortization for the three months ended June 30, 2025 and 2024, respectively, and $11 million and $10 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three and six months ended June 30, 2025. See "Note 17. Other (Income) Expense, Net" for further information.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets:

Assets	June 30, 2025	December 31, 2024
OFSE	$18,440	$18,781
IET	13,891	13,838
Total segment	32,331	32,619
Corporate and eliminations (1)	6,409	5,744
Total	$38,740	$38,363
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2025	2024	2025	2024
OFSE	$233	$223	$459	$445
IET	56	55	109	111
Total segment	289	278	568	556
Corporate	5	6	11	10
Total	$293	$283	$579	$566
The following table presents capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures	2025	2024	2025	2024
OFSE	$213	$217	$414	$476
IET	69	65	154	135
Total segment	282	282	568	611
Corporate	19	10	33	14
Total	$301	$292	$601	$625
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with an ownership interest of 50%. The Company had purchases from the Aero JV of $226 million and $173 million during the three months ended June 30, 2025 and 2024, respectively, and $374 million and $276 million during the six months ended June 30, 2025 and 2024, respectively. The Company had $146 million and $117 million of amounts due at June 30, 2025 and December 31, 2024, respectively, for products and services provided by the Aero JV in the ordinary course of business.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 21

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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act and the Exchange Act. On or around February 14, 2025, the plaintiffs filed a further amended complaint, once again reasserting their claims against the Company under the Securities Act and the Exchange Act. At this time, the Company is not able to predict the outcome of these proceedings.
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
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. The Company also provides a guarantee to GE Vernova on behalf of a customer who entered into a financing arrangement with GE Vernova. Total off-balance sheet arrangements were approximately $5.8 billion at June 30, 2025. It is not practicable to estimate the fair value of these financial instruments. As of June 30, 2025, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows.
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in fair value of equity securities	$(119)	$(19)	$21	$(71)
Other charges and credits (1)	(15)	(8)	(15)	22
Total	$(134)	$(26)	$6	$(48)
(1)Other charges and credits of $(5) million and $(6) million for the three and six months ended June 30, 2025, respectively, consist of other income within OFSE and IET.
The Company recorded other (income) expense, net of $(134) million and $(26) million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $(48) million for the six months ended June 30, 2025 and 2024, respectively, primarily due to change in fair value of equity securities.
NOTE 18. ACQUISITIONS AND BUSINESSES HELD FOR SALE
ACQUISITIONS
On June 16, 2025, the Company entered into an agreement to acquire Continental Disc Corporation ("CDC") in the IET segment in an all-cash transaction for approximately $540 million. CDC is a leading provider of safety-critical pressure management solutions. The acquisition is expected to close in the third quarter of 2025, subject to customary conditions, including regulatory approvals.
BUSINESSES HELD FOR SALE
The Company classifies assets and liabilities as held for sale ("disposal group") when management commits to a plan to sell the disposal group and concludes that it meets the relevant criteria. Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale.
On June 2, 2025, the Company entered into an agreement to form a joint venture with a subsidiary of Cactus, Inc. The Company will contribute the Surface Pressure Control ("SPC") business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for a 35% non-controlling interest and cash consideration of approximately $345 million. The Company expects to complete the sale at the end of 2025 or early 2026 subject to customary conditions, including regulatory approvals.
On June 9, 2025, the Company entered into an agreement with Crane Company, a diversified manufacturer of engineered industrial products, to sell its Precision Sensors & Instrumentation ("PSI") business, a business within the Industrial Solutions product line of its IET segment, for a total cash consideration of approximately $1.15 billion. The Company expects to complete the sale at the end of 2025 or early 2026 subject to customary conditions, including regulatory approvals.
For both transactions, as of June 30, 2025, the businesses met the criteria to be classified as held for sale. The disposition proceeds are expected to exceed the carrying value of the businesses.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents financial information related to the assets and liabilities of the businesses classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the condensed consolidated statements of financial position as of June 30, 2025.

Assets and liabilities of business held for sale	SPC	PSI	Total
Assets
Current receivables	$195	$62	$257
Inventories	113	103	216
All other current assets	2	1	3
Property, plant and equipment	37	69	106
Operating lease right-of-use assets	13	9	22
Goodwill	—	425	425
Intangible assets	—	3	3
Contract assets	8	3	11
All other assets	4	1	5
Total assets of business held for sale	372	676	1,048

Liabilities
Accounts payable	102	38	140
Progress collections and deferred income	28	19	47
Operating lease liabilities-current	1	4	5
All other current liabilities	25	13	38
Operating lease liabilities	11	4	15
All other liabilities	17	6	23
Total liabilities of business held for sale	184	84	268
Total net assets of business held for sale	$188	$592	$780
Baker Hughes Company 2025 Second Quarter Form 10-Q | 24

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
EXECUTIVE SUMMARY
Market Conditions
In the second quarter of 2025, we saw slowing activity across global oil markets primarily due to the ongoing geopolitical tensions, uncertainty around trade policy and tariffs, and slower global economic growth.
As we look to the rest of 2025, we remain positive on the global liquefied natural gas ("LNG") and natural gas outlook, while we see continued volatility in oil markets as weakening demand and rising production are balanced against persistent geopolitical risks in both the Middle East and Russia. We anticipate oil-related upstream spending will remain subdued until the Organization of the Petroleum Exporting Countries and its allies ("OPEC+") excess barrels are absorbed by the market. Based on the current macroeconomic and geopolitical backdrop, we expect 2025 global upstream spending to be lower than 2024, with pockets of resilience in select international markets. We maintain our expectation for producers to shift spending towards the optimization of mature fields.
We remain optimistic on the global natural gas outlook, as we see a continued shift towards the development of natural gas and LNG. We believe the positive long-term fundamentals for global natural gas are less affected by near-term macro uncertainty and supported by solid growth in demand, positive fundamentals for LNG contracting and the continued desire to reduce emissions across the energy ecosystem.
We will continue to monitor market conditions and assess potential risks, including uncertainty around the macroeconomic environment, trade policy and tariffs, the pace of OPEC+ restarted idled oil production, oil price volatility, changes in regulations and tax or other incentives for new energy solutions.
Financial Results and Key Company Initiatives
In the second quarter of 2025, the Company generated revenues of $6.9 billion, a decrease of $0.2 billion compared to the second quarter of 2024. IET revenue increased $0.2 billion, driven by Gas Technology Equipment ("GTE"), Gas Technology Services ("GTS"), and Climate Technology Solutions ("CTS") revenue. OFSE revenue decreased $0.4 billion with a decrease in international and North America revenue. Net income was $0.7 billion, an increase of $0.1 billion compared to the second quarter of 2024. The increase to net income was a result of higher EBITDA margin in both segments, gains in the fair value of certain equity securities, and to a lesser extent FX, partially offset by lower volume in OFSE.
As part of our journey of transformation, we continued to undertake significant structural changes. We have progressed on our efforts to improve efficiencies and modernize how the business operates, and those benefits have resulted in improved profitability.
Baker Hughes remains committed to a flexible capital allocation policy that balances returning cash to shareholders and investing in growth opportunities. We increased our quarterly dividend in the first quarter of 2025 by two cents to $0.23 per share. In the second quarter of 2025, we returned a total of $423 million to shareholders in the form of dividends and share repurchases.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 25

Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE outlook: In 2025, we expect a second consecutive year of lower Exploration and Production ("E&P") spending in North America due to recent commodity price weakness. We expect International activity to be at lower levels in 2025 compared to 2024.
•IET outlook: We see continued strength in LNG and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets, with a growing emphasis on data centers.
We also expect to see continued growth in new energy solutions specifically focused around reducing carbon emissions for the energy and broader industrial sectors. These include hydrogen; geothermal; carbon capture, utilization and storage; energy storage; clean power; and emissions abatement solutions.
Overall, we believe our portfolio is uniquely positioned to compete across the energy value chain and deliver integrated, high-impact solutions for our customers. Over time, we believe global energy demand will continue to rise, supported by durable, secular macroeconomic trends, with hydrocarbons continuing to play a fundamental role in meeting the world's energy needs. As such, we remain focused on delivering innovative, lower-emission, and cost-effective solutions that drive meaningful improvements in operational and financial performance for our customers.
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view the area of sustainability as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2024 Corporate Sustainability Report a 29.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with our condensed consolidated financial statements and related notes.
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 26

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Brent oil prices ($/Bbl) (1)	$68.07	$84.68	$72.03	$83.79
WTI oil prices ($/Bbl) (2)	64.57	81.81	68.12	79.69
Natural gas prices ($/mmBtu) (3)	3.19	2.07	3.66	2.11
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
North America	699	738	(5)%	751	785	(4)%
International	897	963	(7)%	900	964	(7)%
Worldwide	1,596	1,701	(6)%	1,651	1,749	(6)%
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 27

Our results of operations are evaluated by our chief operating decision maker, who is the Company's Chief Executive Officer, on a consolidated basis as well as at the segment level. The performance of each segment is evaluated based on segment Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), which is defined as income (loss) before income taxes and before the following: net interest expense, costs associated with significant restructuring programs, depreciation and amortization, and unallocated corporate costs and other income (expense).
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
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2025	2024		2025	2024
Orders:
Oilfield Services & Equipment	$3,503	$4,068	$(565)	$6,784	$7,692	$(909)
Gas Technology Equipment	781	1,493	(712)	2,116	2,723	(607)
Gas Technology Services	986	769	218	1,899	1,461	439
Total Gas Technology	1,767	2,261	(494)	4,015	4,183	(168)
Industrial Products	513	524	(12)	1,013	1,070	(57)
Industrial Solutions	327	281	46	608	538	70
Total Industrial Technology	839	805	34	1,621	1,608	13
Climate Technology Solutions (1)	923	392	531	1,071	585	486
Industrial & Energy Technology	3,530	3,458	72	6,708	6,376	332
Total	$7,032	$7,526	$(494)	$13,492	$14,068	$(577)
(1)For the three and six months ended June 30, 2025 and 2024, total new energy orders incorporates CTS in IET.
The Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of June 30, 2025, RPO totaled $34 billion, of which OFSE totaled $2.7 billion, and IET totaled $31.3 billion.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 28

Second Quarter of 2025 Compared to the Second Quarter of 2024
Revenue decreased $0.2 billion to $6.9 billion. OFSE decreased $0.4 billion and IET increased $0.2 billion.
Selling, general and administrative cost decreased $75 million, or 12%, to $567 million driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Research and development cost increased $3 million, or 2%, to $161 million.
We recorded other income of $134 million in the second quarter of 2025, which included a net gain of $119 million from the change in fair value of equity securities. In the second quarter of 2024, we recorded $26 million of other income. Included in this amount was a net gain of $19 million from the change in fair value of equity securities.
Net interest expense incurred in the second quarter of 2025 was $54 million, which includes interest income of $19 million. Net interest expense increased $7 million compared to the second quarter of 2024, with lower interest income primarily driven by lower interest rates.
We recorded income taxes in the second quarter of 2025 and 2024 of $256 million and $243 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending June 30, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024.
Net income increased $0.1 billion, or 21%, to $0.7 billion compared to the second quarter of 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended June 30,		$ Change
	2025	2024
Revenue
Well Construction	$921	$1,090	$(169)
Completions, Intervention, and Measurements	935	1,118	(182)
Production Solutions	968	958	10
Subsea & Surface Pressure Systems	793	845	(52)
Total	$3,617	$4,011	$(394)

Cost of goods and services sold	$2,891	$3,200	$(309)
Research and development costs	65	63	2
Selling, general and administrative	219	255	(36)
Other (income) expense	(1)	—	(1)
Less: Depreciation and amortization	(233)	(223)	(10)

Segment EBITDA	$677	$716	$(39)
OFSE revenue of $3,617 million decreased $394 million in the second quarter of 2025 compared to the second quarter of 2024, driven by lower international and domestic rig count. From a geographical perspective, international revenue was $2,689 million, a decrease of $298 million from the second quarter of 2024, driven by all international regions. North America revenue was $928 million in the second quarter of 2025, a decrease of $96 million from the second quarter of 2024.
OFSE segment EBITDA was $677 million in the second quarter of 2025 compared to $716 million in the second quarter of 2024. The reduction of EBITDA in the second quarter of 2025 was a result of overall lower volume,
Baker Hughes Company 2025 Second Quarter Form 10-Q | 29

changes in business mix, and inflation, partially offset by overall productivity improvements, including cost out initiatives, and favorable price.
Industrial & Energy Technology

	Three Months Ended June 30,		$ Change
	2025	2024
Revenue
Gas Technology Equipment	$1,624	$1,539	$85
Gas Technology Services	752	691	61
Total Gas Technology	2,377	2,230	146
Industrial Products	488	509	(21)
Industrial Solutions	273	262	11
Total Industrial Technology	761	770	(10)
Climate Technology Solutions	156	128	28
Total	$3,293	$3,128	$165

Cost of goods and services sold	$2,389	$2,268	$121
Research and development costs	96	95	1
Selling, general and administrative	283	323	(40)
Other (income) expense	(4)	—	(4)
Less: Depreciation and amortization	(56)	(55)	(1)

Segment EBITDA	$585	$497	$88
IET revenue of $3,293 million increased $165 million, or 5%, in the second quarter of 2025 compared to the second quarter of 2024, with increases in GTE, GTS and CTS, partially offset by Industrial Technology.
IET segment EBITDA was $585 million in the second quarter of 2025 compared to $497 million in the second quarter of 2024. The improved performance in the second quarter of 2025 was driven by positive pricing, favorable FX, and overall productivity, partially offset by inflationary pressure.
The First Six Months of 2025 Compared to the First Six Months of 2024
Revenue decreased $0.2 billion to $13.3 billion. OFSE decreased $0.7 billion and IET increased $0.5 billion.
Selling, general and administrative cost decreased $117 million, or 9%, to $1,144 million driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Research and development cost decreased $15 million, or 5%, to $307 million, mainly related to timing of project spend within the year.
We recorded other expense of $6 million in the first six months of 2025, which included a net loss of $21 million from the change in fair value of equity securities. In the first six months of 2024, we recorded $48 million of other income. Included in this amount was a net gain of $71 million from the change in fair value of equity securities.
Net interest expense in the first six months of 2025 was $105 million, which includes interest income of $39 million. Net interest expense increased $17 million compared to the first six months of 2024, with lower interest income primarily driven by lower interest rates.
In the first six months of 2025 and 2024, the provision for income taxes was $408 million and $421 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending June 30, 2024, this impact is partially offset by
Baker Hughes Company 2025 Second Quarter Form 10-Q | 30

income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024.
Net income increased $0.1 billion, or 7%, to $1.1 billion compared to the first six months of 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Six Months Ended June 30,		$ Change
	2025	2024
Revenue
Well Construction	$1,812	$2,151	$(339)
Completions, Intervention, and Measurements	1,861	2,123	(263)
Production Solutions	1,867	1,903	(36)
Subsea & Surface Pressure Systems	1,576	1,617	(41)
Total	$7,116	$7,794	$(678)

Cost of goods and services sold	$5,710	$6,253	$(543)
Research and development costs	126	131	(5)
Selling, general and administrative	440	495	(55)
Other (income) expense	(1)	—	(1)
Less: Depreciation and amortization	(459)	(445)	(14)

Segment EBITDA	$1,300	$1,360	$(61)
OFSE revenue of $7,116 million decreased $678 million, in the first six months of 2025 compared to the first six months of 2024, driven by lower international and domestic rig count. From a geographical perspective, international revenue was $5,267 million, a decrease of $514 million from the first six months of 2024, driven by all regions. North America revenue was $1,849 million in the first six months of 2025, a decrease of $164 million from the first six months of 2024.
OFSE segment EBITDA was $1,300 million in the first six months of 2025 compared to $1,360 million in the first six months of 2024. The reduction of EBITDA in the first six months of 2025 was a result of overall lower volume, inflationary pressure, and changes in business mix, partially offset by overall productivity improvement, cost out initiatives, and favorable price.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 31

Industrial & Energy Technology

	Six Months Ended June 30,		$ Change
	2025	2024
Revenue
Gas Technology Equipment	$3,080	$2,749	$330
Gas Technology Services	1,344	1,305	39
Total Gas Technology	4,424	4,054	370
Industrial Products	933	971	(38)
Industrial Solutions	531	526	5
Total Industrial Technology	1,464	1,498	(34)
Climate Technology Solutions	334	211	123
Total	$6,221	$5,763	$459

Cost of goods and services sold	$4,501	$4,172	$329
Research and development costs	181	191	(10)
Selling, general and administrative	567	628	(61)
Other (income) expense	(5)	—	(5)
Less: Depreciation and amortization	(109)	(111)	2

Segment EBITDA	$1,086	$883	$202
IET revenue of $6,221 million increased $459 million, or 8%, in the first six months of 2025 compared to the first six months of 2024, primarily in GTE and CTS.
IET segment EBITDA was $1,086 million in the first six months of 2025 compared to $883 million in the first six months of 2024. The improved performance in the first six months of 2025 was driven by higher volume primarily from higher proportionate growth in GTE, productivity, price, and cost out initiatives, partially offset by inflationary pressure.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and sufficient liquidity. At June 30, 2025, we had cash and cash equivalents of $3.1 billion compared to $3.4 billion at December 31, 2024.
In the U.S. we held cash and cash equivalents of approximately $0.5 billion and $0.6 billion and outside the U.S. of approximately $2.6 billion and $2.8 billion as of June 30, 2025 and December 31, 2024, respectively. A substantial portion of the cash held outside the U.S. at June 30, 2025 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At June 30, 2025, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 32

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
During the six months ended June 30, 2025, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2025	2024
Operating activities	$1,219	$1,132
Investing activities	(596)	(530)
Financing activities	(945)	(929)
Operating Activities
Cash flows provided by operating activities were $1,219 million and $1,132 million for the six months ended June 30, 2025 and 2024, respectively.
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
For the six months ended June 30, 2025, net working capital cash generation was $98 million, mainly due to accounts receivable collections and contract assets, partially offset by progress collections, accounts payable payments, and inventory increase.
For the six months ended June 30, 2024, net working capital cash usage was $36 million, mainly due to an increase in contract assets and inventory, partially offset by accounts payable increase.
Included in the cash flows from operating activities for the six months ended June 30, 2025 and 2024 were payments of $67 million and $130 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Investing Activities
Cash flows used in investing activities were $596 million and $530 million for the six months ended June 30, 2025 and 2024, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $601 million and $625 million for the six months ended June 30, 2025 and 2024, respectively, partially offset by cash flows from the disposal of PP&E of $74 million and $101 million for the six months ended June 30, 2025 and 2024, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 33

Financing Activities
Cash flows used in financing activities were $945 million and $929 million for the six months ended June 30, 2025 and 2024, respectively.
We increased our quarterly dividend during the six months ended June 30, 2025 and 2024 by two cents to $0.23 and one cent to $0.21 per share, respectively. We paid dividends of $456 million and $419 million to our Class A shareholders during the six months ended June 30, 2025 and 2024, respectively.
We repurchased and canceled 9.8 million shares of Class A common stock for a total of $384 million during the six months ended June 30, 2025. During the six months ended June 30, 2024, we repurchased and canceled 10.5 million shares of Class A common stock for a total of $324 million.
We repaid long-term debt of $125 million primarily related to debentures that matured in June 2024 during the six months ended June 30, 2024.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs; meet contractual obligations; fund strategic growth initiatives, capital expenditures, and dividends; repay debt; repurchase our common stock; and support the development of our short-term and long-term operating strategies.
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
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectible accounts receivable, nor are any such balances currently in dispute. As of June 30, 2025 and December 31, 2024, the Company had credit default swaps ("CDS") totaling $775 million and $553 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $466 million and $412 million as of June 30, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of June 30, 2025, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 17% in the U.S. as of June 30, 2025. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 82% of the total cash balance as of June 30, 2025. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 34

Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $5.8 billion as of June 30, 2025, with maturities ranging from 2026 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100% owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 35

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
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2025 Second Quarter Form 10-Q | 36

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
April 1-30, 2025	857,498	$35.70	839,500	$1,515,100,145
May 1-31, 2025	4,507,700	$36.87	4,506,172	$1,348,978,828
June 1-30, 2025	8,179	$37.50	—	$—
Total	5,373,377	$36.68	5,345,672
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
(4)During the three months ended June 30, 2025, we repurchased 5.3 million shares of Class A common stock at an average price of $36.66 per share for a total of $196 million.
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 37

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.
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
Baker Hughes Company 2025 Second Quarter Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 23, 2025	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	July 23, 2025	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2025 Second Quarter Form 10-Q | 39