Form 10-Q
period 2025-09-30
Baker Hughes Co
filed 2025-10-24
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☑
As of October 16, 2025, the registrant had outstanding 986,773,882 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2025 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenue:
Sales of goods	$4,613	$4,413	$13,273	$12,963
Sales of services	2,397	2,495	7,074	7,502
Total revenue	7,010	6,908	20,347	20,465

Costs and expenses:
Cost of goods sold	3,593	3,459	10,525	10,392
Cost of services sold	1,716	1,749	5,031	5,286
Selling, general and administrative	607	612	1,751	1,873
Research and development costs	146	158	453	480
Other (income) expense, net	71	(134)	77	(182)
Interest expense, net	56	55	161	143
Income before income taxes	821	1,009	2,349	2,473
Provision for income taxes	(204)	(235)	(612)	(656)
Net income	617	774	1,737	1,817
Less: Net income attributable to noncontrolling interests	8	8	25	17
Net income attributable to Baker Hughes Company	$609	$766	$1,712	$1,800

Per share amounts:
Basic income per Class A common stock	$0.62	$0.77	$1.73	$1.81
Diluted income per Class A common stock	$0.61	$0.77	$1.72	$1.80

Cash dividend per Class A common stock	$0.23	$0.21	$0.69	$0.63
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$617	$774	$1,737	$1,817
Less: Net income attributable to noncontrolling interests	8	8	25	17
Net income attributable to Baker Hughes Company	609	766	1,712	1,800
Other comprehensive income (loss):
Foreign currency translation adjustments	77	142	590	(50)
Cash flow hedges	(78)	8	(75)	6
Benefit plans	5	(5)	(2)	4
Other comprehensive income (loss)	4	145	513	(40)
Less: Other comprehensive income attributable to noncontrolling interests	—	1	1	—
Other comprehensive income (loss) attributable to Baker Hughes Company	4	144	512	(40)
Comprehensive income	620	919	2,249	1,777
Less: Comprehensive income attributable to noncontrolling interests	7	8	25	18
Comprehensive income attributable to Baker Hughes Company	$613	$911	$2,224	$1,759
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,693	$3,364
Current receivables, net	6,555	7,122
Inventories, net	5,036	4,954
All other current assets	3,245	1,771
Total current assets	17,529	17,211
Property, plant and equipment (net of accumulated depreciation of $6,557 and $6,056)	5,264	5,127
Goodwill	6,051	6,078
Other intangible assets, net	4,180	3,951
Contract and other deferred assets	1,712	1,730
Deferred income tax assets	1,410	1,284
All other assets	3,087	2,982
Total assets	$39,233	$38,363
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,196	$4,542
Short-term debt	68	53
Progress collections and deferred income	5,511	5,672
All other current liabilities	2,663	2,724
Total current liabilities	12,438	12,991
Long-term debt	5,988	5,970
Liabilities for pensions and other postretirement benefits	1,024	988
Deferred income tax liabilities	116	83
All other liabilities	1,339	1,276
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 986 and 990 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Capital in excess of par value	24,935	25,896
Retained loss	(4,128)	(5,840)
Accumulated other comprehensive loss	(2,650)	(3,161)
Baker Hughes Company equity	18,157	16,895
Noncontrolling interests	171	160
Total equity	18,328	17,055
Total liabilities and equity	$39,233	$38,363
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$—	$25,896	$(5,840)	$(3,161)	$160	$17,055
Comprehensive income:
Net income			1,712		25	1,737
Other comprehensive income				512	1	513
Dividends on Class A common stock ($0.69 per share)		(683)				(683)
Repurchase and cancellation of Class A common stock		(384)				(384)
Stock-based compensation cost		153				153
Other		(47)		(1)	(15)	(63)
Balance at September 30, 2025	$—	$24,935	$(4,128)	$(2,650)	$171	$18,328

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$—	$25,087	$(4,737)	$(2,653)	$171	$17,868
Comprehensive income:
Net income			609		8	617
Other comprehensive income				4		4
Dividends on Class A common stock ($0.23 per share)		(227)				(227)
Repurchase and cancellation of Class A common stock		—				—
Stock-based compensation cost		51				51
Other		24		(1)	(8)	15
Balance at September 30, 2025	$—	$24,935	$(4,128)	$(2,650)	$171	$18,328

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2025 Third Quarter Form 10-Q | 4

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities:
Net income	$1,737	$1,817
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	861	844
Stock-based compensation cost	153	154
Change in fair value of equity securities	29	(171)
(Benefit) provision for deferred income taxes	(44)	35
Changes in operating assets and liabilities:
Current receivables	513	203
Inventories	37	(150)
Accounts payable	(335)	(40)
Progress collections and deferred income	(486)	92
Contract and other deferred assets	237	(162)
Other operating items, net	(554)	(480)
Net cash flows provided by operating activities	2,148	2,142
Cash flows from investing activities:
Expenditures for capital assets	(896)	(925)
Proceeds from disposal of assets	139	145
Net cash paid for acquisitions	(800)	—
Proceeds from sale of equity securities	1	21
Other investing items, net	(95)	(40)
Net cash flows used in investing activities	(1,651)	(799)
Cash flows from financing activities:
Dividends paid	(683)	(628)
Repurchase of Class A common stock	(384)	(476)
Repayment of long-term debt	—	(134)
Other financing items, net	(157)	(55)
Net cash flows used in financing activities	(1,224)	(1,293)
Effect of currency exchange rate changes on cash and cash equivalents	56	(32)
(Decrease) increase in cash and cash equivalents	(671)	18
Cash and cash equivalents, beginning of period	3,364	2,646
Cash and cash equivalents, end of period	$2,693	$2,664
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$754	$733
Interest paid	$197	$199
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 6

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
Supply Chain Finance Programs
As of September 30, 2025 and December 31, 2024, $409 million and $411 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 7

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
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). Under the new guidance, internal-use software costs are capitalized when management has authorized and committed to funding the project and it is probable that the software will be completed and used for its intended function. ASU 2025-06 is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its accounting for internal-use software.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on the Company's financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	September 30, 2025	December 31, 2024
Customer receivables	$5,447	$5,945
Other	1,390	1,409
Total current receivables	6,837	7,354
Less: Allowance for credit losses	(282)	(232)
Total current receivables, net	$6,555	$7,122
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of September 30, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. As of December 31, 2024, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 3. INVENTORIES
Inventories, net of reserves of $391 million and $390 million as of September 30, 2025 and December 31, 2024, respectively, consist of the following:

	September 30, 2025	December 31, 2024
Finished goods	$2,404	$2,494
Work in process and raw materials	2,632	2,460
Total inventories, net	$5,036	$4,954
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2023, gross	$19,817	$4,850	$24,667
Accumulated impairment at December 31, 2023	(18,276)	(254)	(18,530)
Balance at December 31, 2023	1,541	4,596	6,137
Currency exchange and other	6	(65)	(59)
Balance at December 31, 2024	1,547	4,531	6,078
Acquisitions	—	228	228
Currency exchange and other	13	157	170
Total	1,560	4,916	6,476
Classified as held for sale	—	(425)	(425)
Balance at September 30, 2025	$1,560	$4,491	$6,051
During the third quarter of 2025, the Company completed its annual goodwill impairment test, concluding that there are no events or circumstances that existed that would lead to a determination that it is more likely than not that the fair value of any reporting unit is less than its carrying value.
During the three and nine months ended September 30, 2025, the Company recorded goodwill of $228 million related to the acquisition of Continental Disc Corporation ("CDC") in the Industrial & Energy Technology ("IET") segment.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,193	$(970)	$1,223	$1,921	$(883)	$1,038
Technology	1,215	(973)	242	1,248	(981)	267
Trade names and trademarks	306	(206)	100	290	(196)	94
Capitalized software	1,602	(1,195)	407	1,522	(1,172)	350
Finite-lived intangible assets	5,316	(3,344)	1,972	4,981	(3,232)	1,749
Indefinite-lived intangible assets	2,208	—	2,208	2,202	—	2,202
Total intangible assets	$7,524	$(3,344)	$4,180	$7,183	$(3,232)	$3,951
Amortization expense for the three months ended September 30, 2025 and 2024 was $58 million and $66 million, respectively, and $192 million and $200 million for the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, the Company recorded other intangible assets of $269 million, comprised of $227 million for customer relationships, $27 million for technology, $14 million for trademarks, and $1 million for capitalized software, related to the acquisition of CDC in the IET segment.
Estimated amortization expense for the remainder of 2025 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2025	$60
2026	225
2027	205
2028	181
2029	151
2030	123
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

	September 30, 2025	December 31, 2024
Long-term product service agreements	$345	$346
Long-term equipment contracts and certain other service agreements	1,221	1,247
Contract assets (total revenue in excess of billings)	1,566	1,593
Deferred inventory costs	129	124
Other costs to fulfill or obtain a contract	17	13
Contract and other deferred assets	$1,712	$1,730
Baker Hughes Company 2025 Third Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized during the three months ended September 30, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $4 million and $(1) million, respectively, and $13 million and $(5) million during the nine months ended September 30, 2025 and 2024, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities consist of the following:

	September 30, 2025	December 31, 2024
Progress collections	$5,375	$5,550
Deferred income	136	122
Progress collections and deferred income (contract liabilities)	$5,511	$5,672
Revenue recognized during the three months ended September 30, 2025 and 2024 that was included in the contract liabilities at the beginning of the period was $880 million and $844 million, respectively, and $3,799 million and $3,712 million during the nine months ended September 30, 2025 and 2024, respectively.
NOTE 7. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2025	2024	2025	2024
Short-term lease	$128	$120	$365	$390
Long-term fixed lease	65	73	203	219
Long-term variable lease	15	17	46	62
Total operating lease expense	$208	$210	$614	$671
Cash flows used in operating activities for operating leases approximate lease expense for the three and nine months ended September 30, 2025 and 2024.
The weighted-average remaining lease term as of September 30, 2025 and December 31, 2024 was approximately eight years and seven years for operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2025 and December 31, 2024 was 4.6% and 4.3%, respectively.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	September 30, 2025	December 31, 2024
Short-term debt
Other debt	$68	$53
Total short-term debt	68	53

Long-term debt
2.061% Senior Notes due December 2026	599	599
3.337% Senior Notes due December 2027	1,320	1,302
6.875% Notes due January 2029	257	262
3.138% Senior Notes due November 2029	524	523
4.486% Senior Notes due May 2030	498	498
5.125% Senior Notes due September 2040	1,271	1,275
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	181	173
Total long-term debt	5,988	5,970
Total debt	$6,056	$6,023
The estimated fair value of total debt at September 30, 2025 and December 31, 2024 was $5,624 million and $5,409 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
The Company has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
On July 28, 2025, Baker Hughes Holdings LLC ("BHH LLC") entered into a commitment letter providing for a $14.9 billion senior unsecured 364-day bridge facility (the "Bridge Facility") to finance all or a portion of the Chart Industries, Inc. ("Chart") acquisition. On August 15, 2025, BHH LLC, as borrower, and Baker Hughes Company, as parent guarantor, entered into a $2.6 billion senior unsecured delayed-draw term loan facility (the "DDTL"), which reduced the commitments remaining under the Bridge Facility to $12.3 billion. Of the total available facilities of $14.9 billion, no amounts were drawn under the Bridge Facility or the DDTL as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company incurred $44.7 million in debt financing fees, which were capitalized as prepaid expenses in "All other current assets" in the Company's condensed consolidated statements of financial position and will be recognized as interest expense over the term of the facility.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC of the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2025, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2025, the Company was in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three and nine months ended September 30, 2025, the provision for income taxes was $204 million and $612 million, respectively. For the three and nine months ended September 30, 2024, the provision for income taxes was $235 million and $656 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending September 30, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024. The Company monitors the recoverability of its deferred tax assets with particular focus on the business outlook across its operating jurisdictions and the continued utilization of existing deferred tax assets.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA will not have a material impact on its 2025 financial statements.
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no shares of Class A common stock repurchased during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased and canceled 9.8 million shares of Class A common stock for $384 million, representing an average price per share of $39.38. During the three and nine months ended September 30, 2024, the Company repurchased and canceled 4.5 million and 15.0 million shares of Class A common stock for $152 million and $476 million, representing an average price per share of $33.88 and $31.66, respectively. As of September 30, 2025, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2025	2024
Balance at January 1	989,646	997,709
Issue of shares upon vesting of restricted stock units (1)	4,748	4,900
Issue of shares on exercise of stock options (1)	567	113
Issue of shares for employee stock purchase plan	1,201	1,382
Repurchase and cancellation of Class A common stock	(9,751)	(15,019)
Balance at September 30	986,410	989,085
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	590	(74)	(18)	498
Amounts reclassified from accumulated other comprehensive loss	—	—	13	13
Deferred taxes	—	(1)	3	2
Other comprehensive income (loss)	590	(75)	(2)	513
Less: Other comprehensive loss attributable to noncontrolling interests	1	—	—	1
Less: Other adjustments	1	—	—	1
Balance at September 30, 2025	$(2,275)	$(82)	$(293)	$(2,650)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(50)	19	(10)	(41)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	12	1
Deferred taxes	—	(2)	2	—
Other comprehensive income (loss)	(50)	6	4	(40)
Less: Other adjustments	—	1	—	1
Balance at September 30, 2024	$(2,563)	$(1)	$(273)	$(2,837)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2025 and 2024 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$617	$774	$1,737	$1,817
Less: Net income attributable to noncontrolling interests	8	8	25	17
Net income attributable to Baker Hughes Company	$609	$766	$1,712	$1,800

Weighted average shares outstanding:
Class A basic	986	993	988	996
Class A diluted	992	999	994	1,001
Net income per share attributable to common stockholders:
Class A basic	$0.62	$0.77	$1.73	$1.81
Class A diluted	$0.61	$0.77	$1.72	$1.80
For the three and nine months ended September 30, 2025 and 2024, Class A diluted shares include the dilutive impact of equity awards except for nil and approximately 1 million options, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$16	$—	$16	$—	$11	$—	$11
Investment securities	1,274	—	24	1,298	1,282	—	2	1,284
Total assets	1,274	16	24	1,314	1,282	11	2	1,295

Liabilities
Derivatives	—	(114)	—	(114)	—	(64)	—	(64)
Total liabilities	$—	$(114)	$—	$(114)	$—	$(64)	$—	$(64)

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$24	$—	$—	$24	$3	$—	$—	$3
Equity securities	549	772	(47)	1,274	544	737	—	1,281
Total	$573	$772	$(47)	$1,298	$547	$737	$—	$1,284
(1)Net gains (losses) recorded to earnings related to these securities were $(8) million and $100 million for the three months ended September 30, 2025 and 2024, respectively, and $(29) million and $146 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)As of September 30, 2025, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of September 30, 2025 and December 31, 2024, the balance of the Company's equity securities with readily determinable fair values is $1,274 million and $1,281 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded primarily in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income (loss). See "Note 17. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2025 and December 31, 2024 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
Baker Hughes Company 2025 Third Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$—	$2	$(2)
Interest rate swap contracts	—	(104)	—	(45)

Derivatives not accounted for as hedges
Currency exchange contracts and other	16	(10)	9	(17)
Total derivatives	$16	$(114)	$11	$(64)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2025 and December 31, 2024, $14 million and $9 million of derivative assets are recorded in "All other current assets" and $2 million and $3 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of September 30, 2025 and December 31, 2024, $86 million and $16 million of derivative liabilities are recorded in "All other current liabilities" and $28 million and $50 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
As of September 30, 2025 and December 31, 2024, the Company had issued credit default swaps ("CDS") totaling $775 million and $553 million, respectively, to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $377 million and $412 million as of September 30, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of September 30, 2025, the fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Equity" for further information on activity in AOCI for cash flow hedges. As of September 30, 2025 and December 31, 2024, the maximum term of cash flow hedges that hedge forecasted transactions was approximately two years and one year, respectively.
At September 30, 2025, the Company had outstanding interest rate swap contracts designated as cash flow hedges with a notional amount of $2,500 million in order to hedge a portion of the Company's expected exposure in connection with future debt financing activities related to the acquisition of Chart, expected to take place in 2026. As of September 30, 2025, the fair value of these interest rate swap contracts is $(77) million.
Fair Value Hedges
All of the Company's long-term debt is comprised of fixed rate instruments. The Company is subject to interest rate risk on its debt portfolio and may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. Under these arrangements, the Company agrees to exchange, at specified
Baker Hughes Company 2025 Third Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.
As of September 30, 2025 and December 31, 2024, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $7.0 billion and $4.0 billion at September 30, 2025 and December 31, 2024, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 18

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
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2025	2024	2025	2024
Well Construction	$954	$1,050	$2,766	$3,201
Completions, Intervention, and Measurements	945	1,009	2,806	3,132
Production Solutions	966	983	2,833	2,886
Subsea & Surface Pressure Systems	771	921	2,347	2,538
Oilfield Services & Equipment	3,636	3,963	10,752	11,757
Gas Technology Equipment	1,687	1,281	4,767	4,030
Gas Technology Services	803	697	2,147	2,002
Total Gas Technology	2,490	1,978	6,914	6,032
Industrial Products	511	520	1,444	1,492
Industrial Solutions	288	257	819	783
Total Industrial Technology	799	777	2,263	2,275
Climate Technology Solutions	84	191	418	402
Industrial & Energy Technology	3,374	2,945	9,595	8,708
Total	$7,010	$6,908	$20,347	$20,465

	Three Months Ended September 30,		Nine Months Ended September 30,
Oilfield Services & Equipment Geographic Revenue	2025	2024	2025	2024
North America	$980	$971	$2,830	$2,984
Latin America	603	648	1,810	1,948
Europe/CIS/Sub-Saharan Africa	599	933	1,831	2,510
Middle East/Asia	1,454	1,411	4,281	4,315
Oilfield Services & Equipment	$3,636	$3,963	$10,752	$11,757
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2025, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $35.3 billion. As of September 30, 2025, the Company expects to recognize revenue of approximately 60%, 74% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 19

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
Baker Hughes Company 2025 Third Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$3,636	$3,374	$7,010	$10,752	$9,595	$20,347
Cost of goods and services sold	(2,905)	(2,399)	(5,304)	(8,615)	(6,900)	(15,515)
Research and development costs	(60)	(86)	(146)	(186)	(267)	(453)
Selling, general and administrative	(220)	(309)	(529)	(660)	(876)	(1,536)
Other income (expense)	(1)	—	(1)	—	5	5
Add: Depreciation and amortization	221	55	276	680	164	844
Segment EBITDA	$671	$635	$1,306	$1,971	$1,721	$3,692

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$3,963	$2,945	$6,908	$11,757	$8,708	$20,465
Cost of goods and services sold	(3,112)	(2,071)	(5,183)	(9,365)	(6,243)	(15,608)
Research and development costs	(67)	(91)	(158)	(198)	(282)	(480)
Selling, general and administrative	(237)	(309)	(546)	(732)	(937)	(1,669)
Add: Depreciation and amortization	218	54	272	663	165	828
Segment EBITDA	$765	$528	$1,293	$2,125	$1,411	$3,536

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OFSE	$671	$765	$1,971	$2,125
IET	635	528	1,721	1,411
Total segment	1,306	1,293	3,692	3,536
Corporate costs (1)	(76)	(85)	(239)	(256)
Restructuring	—	—	—	(2)
Other income (expense), net (2)	(71)	134	(82)	182
Depreciation and amortization	(282)	(278)	(861)	(844)
Interest expense, net	(56)	(55)	(161)	(143)
Income before income taxes	821	1,009	2,349	2,473
Provision for income taxes	(204)	(235)	(612)	(656)
Net income	617	774	1,737	1,817
Less: Net income attributable to noncontrolling interests	8	8	25	17
Net income attributable to Baker Hughes Company	$609	$766	$1,712	$1,800
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income (loss) and exclude $6 million of depreciation and amortization for the three months ended September 30, 2025 and 2024, and $17 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three and nine months ended September 30, 2025. See "Note 17. Other (Income) Expense, Net" for further information.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets:

Assets	September 30, 2025	December 31, 2024
OFSE	$18,157	$18,781
IET	14,469	13,838
Total segment	32,626	32,619
Corporate and eliminations (1)	6,607	5,744
Total	$39,233	$38,363
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2025	2024	2025	2024
OFSE	$221	$218	$680	$663
IET	55	54	164	165
Total segment	276	272	844	828
Corporate	6	6	17	16
Total	$282	$278	$861	$844
The following table presents capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures	2025	2024	2025	2024
OFSE	$213	$226	$627	$702
IET	67	62	221	197
Total segment	280	288	848	899
Corporate	15	12	48	26
Total	$295	$300	$896	$925
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with an ownership interest of 50%. The Company had purchases from the Aero JV of $224 million and $157 million during the three months ended September 30, 2025 and 2024, respectively, and $598 million and $432 million during the nine months ended September 30, 2025 and 2024, respectively. The Company had $108 million and $117 million of amounts due at September 30, 2025 and December 31, 2024, respectively, for products and services provided by the Aero JV in the ordinary course of business.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 22

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
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. Total off-balance sheet arrangements were approximately $6.0 billion at September 30, 2025. It is not practicable to estimate the fair value of these financial instruments. As of September 30, 2025, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows.
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
Baker Hughes Company 2025 Third Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in fair value of equity securities	$8	$(99)	$29	$(171)
Transaction related costs	47	—	58	—
Other charges and credits (1)	16	(35)	(10)	(11)
Total	$71	$(134)	$77	$(182)
(1)Other charges and credits of $1 million and $(5) million for the three and nine months ended September 30, 2025, respectively, consist of other (income) expense, net within OFSE and IET.
The Company recorded other (income) expense, net of $71 million and $(134) million for the three months ended September 30, 2025 and 2024, respectively, and $77 million and $(182) million for the nine months ended September 30, 2025 and 2024, respectively. Transaction related costs consist of legal and other professional fees in connection with the businesses being disposed of and acquired, the most significant of which is the ongoing Chart acquisition activities.
NOTE 18. ACQUISITIONS AND BUSINESSES HELD FOR SALE
ACQUISITIONS
On July 28, 2025, the Company entered into a definitive agreement to acquire Chart in the IET segment. Chart is a global leader in the design, engineering and manufacturing of process technologies and equipment for gas and liquid molecule handling across a broad range of industrial and energy end markets. The Company will acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of $13.6 billion. Under the terms of the agreement, the Company agreed to pay $258 million for the termination fee and the reimbursement of certain expenses on behalf of Chart to Flowserve Corporation ("Flowserve"), as a result of the termination of the merger agreement by and among Chart and Flowserve. This payment on behalf of Chart was recorded as an advance payment in "All other current assets" in the Company's condensed consolidated statements of financial position and in "Net cash paid for acquisitions" in the Company's condensed consolidated statements of cash flows. The acquisition is expected to close mid-2026, subject to customary conditions, including regulatory approvals. See "Note 8. Debt" for further information on the financing for this transaction.
On August 7, 2025, the Company completed the acquisition of CDC in the IET segment for total consideration of $553 million. CDC is a leading provider of safety-critical pressure management solutions. The assets acquired and liabilities assumed in this acquisition were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of this acquisition, the Company recorded $228 million of goodwill and $269 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company's condensed consolidated financial statements.
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
On June 2, 2025, the Company entered into an agreement to form a joint venture with a subsidiary of Cactus, Inc. The Company will contribute the Surface Pressure Control ("SPC") business, a business within the Subsea &
Baker Hughes Company 2025 Third Quarter Form 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for a 35% non-controlling interest and cash consideration of approximately $345 million. The Company expects to complete the sale early 2026 subject to customary conditions, including regulatory approvals.
On June 9, 2025, the Company entered into an agreement with Crane Company, a diversified manufacturer of engineered industrial products, to sell its Precision Sensors & Instrumentation ("PSI") business, a business within the Industrial Solutions product line of its IET segment, for a total cash consideration of approximately $1.15 billion. The Company expects to complete the sale early 2026 subject to customary conditions, including regulatory approvals.
For both transactions, as of September 30, 2025, the businesses continue to meet the criteria to be classified as held for sale. The disposition proceeds are expected to exceed the carrying value of the businesses.
The following table presents financial information related to the assets and liabilities of the businesses classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the condensed consolidated statements of financial position as of September 30, 2025.

Assets and liabilities of businesses held for sale	SPC	PSI	Total
Assets
Current receivables	$221	$71	$292
Inventories	118	108	226
All other current assets	2	1	3
Property, plant and equipment	31	73	104
Operating lease right-of-use assets	19	9	28
Goodwill	—	425	425
Intangible assets	—	3	3
Contract assets	13	3	16
All other assets	6	1	7
Total assets of businesses held for sale	410	694	1,104

Liabilities
Accounts payable	112	33	145
Progress collections and deferred income	25	20	45
Operating lease liabilities-current	3	5	8
All other current liabilities	31	16	47
Operating lease liabilities	15	3	18
All other liabilities	15	5	20
Total liabilities of businesses held for sale	201	82	283
Total net assets of businesses held for sale	$209	$612	$821
Baker Hughes Company 2025 Third Quarter Form 10-Q | 25

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
EXECUTIVE SUMMARY
Market Conditions
In the third quarter of 2025, we saw continued slowing of activity across global oil markets, primarily due to ongoing geopolitical tensions, uncertainty around international trade policy, and operator concerns about the accelerated return of idled supply from the Organization of the Petroleum Exporting Countries and its allies ("OPEC+").
As we look to the fourth quarter of 2025 and into 2026, we remain positive on the global natural gas outlook, while we anticipate ongoing volatility in oil markets. We expect that softer demand combined with increased OPEC+ production will contribute to rising oil inventories, which may lead to continued fluctuations in oil prices through 2026. Our forecast for global upstream spending in 2025 remains unchanged, with spending anticipated to be lower than in 2024 and restrained until the market absorbs potential oversupply. Over the longer term, we maintain our expectation for producers to shift spending towards the optimization of producing fields.
We remain optimistic on the global natural gas outlook, supported by a continued shift toward natural gas development and liquefied natural gas ("LNG"). We believe the positive fundamentals for global natural gas are less affected by near-term macro uncertainty. This optimism is underpinned by strong demand growth, favorable LNG contracting trends, and continuing positive momentum from other structural growth drivers, including rising power consumption and an ongoing commitment to lowering emissions throughout the energy ecosystem.
We will continue to monitor market conditions and assess potential risks, including uncertainty around the macroeconomic environment, trade policy and tariffs, the pace of OPEC+ restarted idled oil production, oil price volatility, changes in regulations and tax or other incentives for new energy solutions.
Financial Results and Key Company Initiatives
In the third quarter of 2025, the Company generated revenues of $7.0 billion, an increase of $0.1 billion, or 1%, compared to the third quarter of 2024. IET revenue increased $0.4 billion, or 15%, driven by strong growth in Gas Technology Equipment ("GTE") and Gas Technology Services ("GTS"). OFSE revenue decreased $0.3 billion, or 8%, led by a decline in international revenue. Net income was $0.6 billion, a decrease of $0.2 billion, or 20%, compared to the third quarter of 2024, with a decline in the market-to-market adjustment of certain equity securities, decreased volume, lower cost productivity, and transaction costs, partially offset by structural cost out initiatives, price, and favorable FX. We continue to progress in our efforts to improve efficiencies and modernize how the business operates, and those benefits have resulted in improved profitability.
As a part of our anticipated acquisition of Chart Industries, Inc. ("Chart"), Chart shareholders approved the acquisition of Chart by the Company (the "Chart acquisition") on October 6, 2025. We are currently working with various regulatory agencies to achieve the customary approvals and continue to expect the Chart acquisition to close in mid-2026. On portfolio management actions, we closed the acquisition of Continental Disc Corporation ("CDC") on August 7, 2025. The sale of Precision Sensors & Instrumentation to Crane Company and the creation of the Surface Pressure Control joint venture with Cactus, Inc. are progressing as expected, with both transactions anticipated to close in early 2026.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 26

In the third quarter of 2025, we returned $227 million to shareholders through dividends.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE outlook: We expect continued soft operator activity through the remainder of 2025, and global upstream spending will remain constrained until the potential excess oil supply is absorbed.
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
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view the area of sustainability as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. We continue to make progress on emissions reductions and reported in our 2024 Corporate Sustainability Report a 29.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three and nine months ended September 30, 2025 and 2024, and should be read in conjunction with our condensed consolidated financial statements and related notes.
Our revenue is predominantly generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is driven by a number of factors, including our customers' forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations, and their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Outside North America, customer spending is influenced by Brent oil prices. In North America, customer spending is influenced by WTI oil prices and natural gas prices are measured by the Henry Hub Natural Gas Spot Price.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 27

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Brent oil prices ($/Bbl) (1)	$69.03	$80.01	$71.00	$82.50
WTI oil prices ($/Bbl) (2)	65.78	76.43	67.31	78.58
Natural gas prices ($/mmBtu) (3)	3.03	2.11	3.45	2.11
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Rig Count
Rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active or operating they consume products and services produced by the oil service industry. Therefore, rig counts may act as a leading indicator of market activity and reflect the relative strength of energy prices; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations such as onshore China because this information is not readily available.
The rig counts are summarized in the table below as averages for each of the periods indicated based on our published rig counts in our website at www.bakerhughes.com.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
North America	718	796	(10)%	740	788	(6)%
International	1,080	1,151	(6)%	1,085	1,172	(7)%
Worldwide	1,798	1,947	(8)%	1,825	1,960	(7)%
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
Baker Hughes Company 2025 Third Quarter Form 10-Q | 28

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
Foreign Exchange ("FX"): FX measures the translational foreign exchange impact, or the translation impact of the period-over-period change on sales and costs directly attributable to change in the FX rate compared to the U.S. dollar. FX impact is calculated by multiplying the functional currency amounts (revenue or profit) with the period-over-period FX rate variance, using the average exchange rate for the respective period.
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e. price paid) of direct material, compensation and benefits, and overhead costs.
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume and price, FX, and (inflation)/deflation as defined above. Improved or lower period-over-period cost productivity is the result of cost efficiencies or inefficiencies, such as cost decreasing or increasing more than volume, or cost increasing or decreasing less than volume, or changes in sales mix among segments. This also includes the period-over-period variance of transactional foreign exchange, aside from those foreign currency devaluations that are reported separately for business evaluation purposes.
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2025	2024		2025	2024
Orders:
Oilfield Services & Equipment	$4,068	$3,807	$261	$10,852	$11,500	$(648)
Gas Technology Equipment	2,174	1,088	1,086	4,290	3,810	480
Gas Technology Services	896	778	117	2,795	2,239	556
Total Gas Technology	3,070	1,866	1,203	7,085	6,049	1,036
Industrial Products	481	494	(13)	1,494	1,564	(70)
Industrial Solutions	336	293	43	944	831	113
Total Industrial Technology	817	787	30	2,438	2,395	43
Climate Technology Solutions (1)	253	215	38	1,324	800	524
Industrial & Energy Technology	4,139	2,868	1,271	10,847	9,244	1,603
Total	$8,207	$6,676	$1,532	$21,699	$20,744	$955
(1)For the three and nine months ended September 30, 2025 and 2024, total new energy orders incorporates Climate Technology Solutions ("CTS") in IET.
The Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of September 30, 2025, RPO totaled $35.3 billion, of which OFSE totaled $3.2 billion, and IET totaled $32.1 billion.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 29

Third Quarter of 2025 Compared to the Third Quarter of 2024
Revenue increased $0.1 billion, or 1%, to $7.0 billion. OFSE decreased $0.3 billion, or 8%, and IET increased $0.4 billion, or 15%.
Selling, general and administrative costs decreased $5 million, or 1%, to $607 million.
Research and development costs decreased $11 million, or 7%, to $146 million.
We recorded other expense of $71 million in the third quarter of 2025, which included $47 million of transaction costs related to business acquisition and disposal activities and a net loss of $8 million from the change in fair value of equity securities. In the third quarter of 2024, we recorded $134 million of other income. Included in this amount was a net gain of $99 million from the change in fair value of equity securities.
Net interest expense incurred in the third quarter of 2025 was $56 million, which includes interest income of $21 million. Net interest expense increased $1 million compared to the third quarter of 2024.
We recorded income taxes in the third quarter of 2025 and 2024 of $204 million and $235 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending September 30, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024.
Net income decreased $0.2 billion, or 20%, to $0.6 billion compared to the third quarter of 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended September 30,		$ Change
	2025	2024
Revenue
Well Construction	$954	$1,050	$(97)
Completions, Intervention, and Measurements	945	1,009	(63)
Production Solutions	966	983	(17)
Subsea & Surface Pressure Systems	771	921	(150)
Total	$3,636	$3,963	$(327)

Cost of goods and services sold	$2,905	$3,112	$(209)
Research and development costs	60	67	(6)
Selling, general and administrative	220	237	(17)
Other (income) expense	1	—	1
Less: Depreciation and amortization	(221)	(218)	(3)

Segment EBITDA	$671	$765	$(94)
OFSE revenue of $3,636 million decreased $327 million, or 8%, in the third quarter of 2025 compared to the third quarter of 2024, due to lower rig count. From a geographical perspective, international revenue was $2,656 million, a decrease of $337 million, or 11%, from the third quarter of 2024, driven by Europe/CIS/Sub-Saharan Africa and Latin America regions, partially offset by an increase in the Middle East/Asia region. North America revenue was $980 million in the third quarter of 2025, an increase of $9 million from the third quarter of 2024.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 30

OFSE segment EBITDA of $671 million decreased $94 million, or 12%, in the third quarter of 2025 compared to the third quarter of 2024. The reduction of EBITDA in the third quarter of 2025 was a result of overall lower volume, inflation, and changes in business mix, partially offset by cost out initiatives, price and overall productivity improvements.
Industrial & Energy Technology

	Three Months Ended September 30,		$ Change
	2025	2024
Revenue
Gas Technology Equipment	$1,687	$1,281	$407
Gas Technology Services	803	697	106
Total Gas Technology	2,490	1,978	513
Industrial Products	511	520	(10)
Industrial Solutions	288	257	32
Total Industrial Technology	799	777	22
Climate Technology Solutions	84	191	(106)
Total	$3,374	$2,945	$429

Cost of goods and services sold	$2,399	$2,071	$328
Research and development costs	86	91	(5)
Selling, general and administrative	309	309	—
Less: Depreciation and amortization	(55)	(54)	(1)

Segment EBITDA	$635	$528	$108
IET revenue of $3,374 million increased $429 million, or 15%, in the third quarter of 2025 compared to the third quarter of 2024, with increases in GTE and to a lesser degree in GTS, partially offset by CTS.
IET segment EBITDA of $635 million increased $108 million, or 20%, in the third quarter of 2025 compared to the third quarter of 2024. The improved performance in the third quarter of 2025 was driven by volume, pricing and favorable FX, partially offset by lower cost productivity and cost inflation.
The First Nine Months of 2025 Compared to the First Nine Months of 2024
Revenue decreased $0.1 billion, or 1%, to $20.3 billion. OFSE decreased $1.0 billion, or 9%, and IET increased $0.9 billion, or 10%.
Selling, general and administrative costs decreased $122 million, or 6%, to $1,751 million driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Research and development costs decreased $26 million, or 5%, to $453 million.
We recorded other expense of $77 million in the first nine months of 2025, which included $58 million of transaction costs related to business acquisition and disposal activities and a net loss of $29 million from the change in fair value of equity securities. In the first nine months of 2024, we recorded $182 million of other income. Included in this amount was a net gain of $171 million from the change in fair value of equity securities.
Net interest expense in the first nine months of 2025 was $161 million, which includes interest income of $60 million. Net interest expense increased $18 million compared to the first nine months of 2024, with lower interest income primarily driven by lower interest rates.
In the first nine months of 2025 and 2024, the provision for income taxes was $612 million and $656 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is
Baker Hughes Company 2025 Third Quarter Form 10-Q | 31

primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ending September 30, 2024, this impact is partially offset by income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which were subsequently released later in 2024.
Net income decreased $0.1 billion, or 5%, to $1.7 billion compared to the first nine months of 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Nine Months Ended September 30,		$ Change
	2025	2024
Revenue
Well Construction	$2,766	$3,201	$(435)
Completions, Intervention, and Measurements	2,806	3,132	(326)
Production Solutions	2,833	2,886	(54)
Subsea & Surface Pressure Systems	2,347	2,538	(191)
Total	$10,752	$11,757	$(1,006)

Cost of goods and services sold	$8,615	$9,365	$(751)
Research and development costs	186	198	(11)
Selling, general and administrative	660	732	(72)
Less: Depreciation and amortization	(680)	(663)	(17)

Segment EBITDA	$1,971	$2,125	$(154)
OFSE revenue of $10,752 million decreased $1,006 million, or 9%, in the first nine months of 2025 compared to the first nine months of 2024, driven by lower rig count. From a geographical perspective, international revenue was $7,922 million, a decrease, across all regions, of $851 million, or 10%, from the first nine months of 2024. North America revenue was $2,830 million in the first nine months of 2025, a decrease of $155 million, or 5%, from the first nine months of 2024.
OFSE segment EBITDA of $1,971 million decreased $154 million, or 7%, in the first nine months of 2025 compared to the first nine months of 2024. The reduction of EBITDA in the first nine months of 2025 was a result of lower volume, inflationary pressure, and changes in business mix, partially offset by cost out initiatives, overall productivity improvements and price.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 32

Industrial & Energy Technology

	Nine Months Ended September 30,		$ Change
	2025	2024
Revenue
Gas Technology Equipment	$4,767	$4,030	$737
Gas Technology Services	2,147	2,002	145
Total Gas Technology	6,914	6,032	882
Industrial Products	1,444	1,492	(48)
Industrial Solutions	819	783	37
Total Industrial Technology	2,263	2,275	(12)
Climate Technology Solutions	418	402	17
Total	$9,595	$8,708	$888

Cost of goods and services sold	$6,900	$6,243	$658
Research and development costs	267	282	(15)
Selling, general and administrative	876	937	(61)
Other (income) expense	(5)	—	(5)
Less: Depreciation and amortization	(164)	(165)	1

Segment EBITDA	$1,721	$1,411	$310
IET revenue of $9,595 million increased $888 million, or 10%, in the first nine months of 2025 compared to the first nine months of 2024, primarily in GTE.
IET segment EBITDA of $1,721 million increased $310 million, or 22%, in the first nine months of 2025 compared to the first nine months of 2024. The improved performance in the first nine months of 2025 was driven by higher volume in GTE, price, FX, and cost out initiatives, partially offset by inflationary pressure and lower cost productivity.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and sufficient liquidity. At September 30, 2025, we had cash and cash equivalents of $2.7 billion compared to $3.4 billion at December 31, 2024.
In the U.S. we held cash and cash equivalents of approximately $0.6 billion as of September 30, 2025 and December 31, 2024, and outside the U.S. of approximately $2.1 billion and $2.8 billion as of September 30, 2025 and December 31, 2024, respectively. A substantial portion of the cash held outside the U.S. at September 30, 2025 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2025 and December 31, 2024, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details. At September 30, 2025, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 33

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
On July 28, 2025, we entered into a definitive agreement to acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of $13.6 billion. Our expected sources of funds for the acquisition include cash and cash equivalents to be generated from cash flow from operations, expected asset sales proceeds, and new debt financing. As a result, we entered into a senior unsecured 364-day bridge facility (the "Bridge Facility") and a senior unsecured delayed-draw term loan facility (the "DDTL"). The final structure of the new debt financing will be determined prior to transaction close. The incurrence of new indebtedness would increase our leverage and debt service requirements, which could impact our future financial condition and results of operations.
During the nine months ended September 30, 2025, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, the payment of dividends, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2025	2024
Operating activities	$2,148	$2,142
Investing activities	(1,651)	(799)
Financing activities	(1,224)	(1,293)
Operating Activities
Cash flows provided by operating activities were $2,148 million and $2,142 million for the nine months ended September 30, 2025 and 2024, respectively.
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
For the nine months ended September 30, 2025, net working capital cash usage was $34 million, mainly due to progress collections and accounts payable payments partially offset by accounts receivable collections, contract assets, and inventory reduction.
For the nine months ended September 30, 2024, net working capital cash usage was $57 million, mainly due to an increase in inventory and contract assets as we continued to build for growth, partially offset by accounts receivable.
Included in the cash flows from operating activities for the nine months ended September 30, 2025 and 2024 were payments of $129 million and $187 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 34

Investing Activities
Cash flows used in investing activities were $1,651 million and $799 million for the nine months ended September 30, 2025 and 2024, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $896 million and $925 million for the nine months ended September 30, 2025 and 2024, respectively, partially offset by cash flows from the disposal of PP&E of $139 million and $145 million for the nine months ended September 30, 2025 and 2024, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
During the nine months ended September 30, 2025, we completed the acquisition of CDC in the IET segment in an all-cash transaction for approximately $542 million.
During the nine months ended September 30, 2025, we entered into an agreement to acquire Chart. Under the terms of the agreement, we paid $258 million for the termination fee and the reimbursement of certain expenses on behalf of Chart to Flowserve Corporation ("Flowserve"), as a result of the termination of the merger agreement by and among Chart and Flowserve.
Financing Activities
Cash flows used in financing activities were $1,224 million and $1,293 million for the nine months ended September 30, 2025 and 2024, respectively.
We increased our quarterly dividend during the nine months ended September 30, 2025 and 2024 by two cents to $0.23 and one cent to $0.21 per share, respectively. We paid dividends of $683 million and $628 million to our Class A shareholders during the nine months ended September 30, 2025 and 2024, respectively.
We repurchased and canceled 9.8 million shares of Class A common stock for a total of $384 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we repurchased and canceled 15.0 million shares of Class A common stock for a total of $476 million.
We repaid long-term debt of $134 million primarily related to debentures that matured in June 2024 during the nine months ended September 30, 2024.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, the Bridge Facility, the DDTL, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs; meet contractual obligations; fund strategic growth initiatives, capital expenditures, and dividends; repay debt; repurchase our common stock; and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2025 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $1.1 billion in 2025.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk by
Baker Hughes Company 2025 Third Quarter Form 10-Q | 35

working with our customers to restructure their debts or utilizing available trade receivable facilities that enable us to manage collection risk. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectible accounts receivable, nor are any such balances currently in dispute. As of September 30, 2025 and December 31, 2024, the Company had credit default swaps ("CDS") totaling $775 million and $553 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $377 million and $412 million as of September 30, 2025 and December 31, 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of September 30, 2025, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 16% in the U.S. as of September 30, 2025. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 77% of the total cash balance as of September 30, 2025. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $5.8 billion as of September 30, 2025, with maturities ranging from 2026 to 2047. The Debt Securities constitute debt obligations of Baker Hughes Holdings LLC ("BHH LLC"), an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100% owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
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
Baker Hughes Company 2025 Third Quarter Form 10-Q | 36

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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 37

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, Item 3 of Part I of our 2024 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2024 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, in addition to the risk factors contained in the 2024 Annual Report, the Company and its operations are subject to the following risk factor:
OPERATIONAL RISKS
Our proposed transaction with Chart creates business, regulatory, and reputational risks.
On July 28, 2025, we entered into a merger agreement with Chart Industries, Inc. ("Chart"), which sets forth the terms of our proposed transaction. The proposed transaction with Chart entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction; the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the effect and terms and conditions of any potential conditions imposed by regulators in connection with the approval of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and the payment of a termination fee; the outcome of any legal proceedings that have been instituted and may in the future be instituted against the parties and others following announcement of the merger agreement and proposed transaction; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; risks that the proposed transaction disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated benefits of the proposed transaction, including anticipated total shareholder return, revenue and EBITDA expectations and synergies; the amount of the costs, fees, expenses and charges related to the proposed transaction; and our and Chart's ability to successfully integrate our businesses and related operations, including our associates, and realize expected operations benefits, at the times and to the extent anticipated; the risk that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the proposed transaction; the potential effect of the announcement and/or consummation of the proposed transaction on relationships, including with associates, suppliers and competitors; our ability to maintain our current credit rating; the risk that management's attention is diverted from other matters; risks related to the potential effect of general economic, political and market factors, including changes in the financial markets; the risk of adverse effects on the market price of our or Chart's securities or on our or Chart's operating results for any reason; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; and other risks described in our filings with the SEC.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)(4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)(4)
July 1-31, 2025	7,462	$38.50	—	$1,348,978,828
August 1-31, 2025	15,538	$44.73	—	$1,348,978,828
September 1-30, 2025	5,669	$46.00	—	$1,348,978,828
Total	28,669	$43.36	—
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
(4)During the three months ended September 30, 2025, we repurchased no shares of Class A common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.
Baker Hughes Company 2025 Third Quarter Form 10-Q | 39

ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "**" are furnished as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a "+" contain schedules that have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a supplemental copy of such schedules to the SEC upon its request. Exhibits previously filed are incorporated by reference.

2.1+
Agreement and Plan of Merger, dated as of July 28, 2025, by and among Baker Hughes Company, Tango Merger Sub, Inc. and Chart Industries, Inc. (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of Baker Hughes Company filed on July 29, 2025).

10.1
Term Loan Credit Agreement, dated as of August 15, 2025, among Baker Hughes Holdings LLC, as the borrower, Baker Hughes Company, as the parent guarantor, the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by referenced as Exhibit 10.1 to the Current Report on Form 8-K of Baker Hughes Company filed on August 18, 2025).

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
Baker Hughes Company 2025 Third Quarter Form 10-Q | 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 24, 2025	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	October 24, 2025	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2025 Third Quarter Form 10-Q | 41