Form 10-K
period 2025-12-31
Baker Hughes Co
filed 2026-02-05
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D- 1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2025 reported by the Nasdaq Stock Market LLC) was $37,733,037,083.
As of January 27, 2026, the registrant had outstanding 988,236,510 shares of Class A Common Stock, $0.0001 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Company
Baker Hughes Company 2025 Form 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. Built on a century of experience and conducting business in over 120 countries, our innovative technologies and services are taking energy forward.
OUR VISION & STRATEGY
With our diverse portfolio, leading technology and clear purpose to make energy safer, cleaner and more efficient, Baker Hughes is well positioned to deliver solutions across industrial and energy markets. By integrating health, safety & environment ("HSE") into everything we do, we protect our people, our customers, and the environment.
The global energy landscape is undergoing a period of structural transformation, with sustained demand growth driven by population expansion, rising living standards, industrialization, electrification, and the rapid proliferation of digital infrastructure. Meeting this increasing demand will require a diversified and integrated energy system that draws on the full spectrum of energy sources. Within this context, Baker Hughes plays a critical role by deploying technology across industrial energy, oil and gas, liquefied natural gas ("LNG"), power generation, renewable energy and emerging solutions – integrating multiple energy sources, enhancing efficiency, reducing emissions, and supporting the continued advancement of global energy infrastructure.
While renewable energy will continue to expand rapidly, oil and natural gas are expected to remain a significant portion of the global energy mix for decades to come. In particular, natural gas will play a central role in providing the scale, reliability, and flexibility required to support economic growth and complement intermittent renewable generation. This dynamic reinforces Baker Hughes' essential role in enabling energy systems that are affordable, secure, and increasingly lower carbon.
We believe there is an inseparable link between industrial markets and the energy systems that power them. Industrial growth is driving structural increases in energy demand, alongside rising expectations for cleaner and efficient energy solutions. Addressing these dual objectives requires a fundamentally different approach – one that enables customers to develop new partnerships, adopt innovative commercial models, and implement advanced technology solutions to deliver sustainable energy resilience and security.
Our strategy is based on three key pillars:
•Transform the core: We are transforming our current business to improve margins and cash flow, which we are achieving through portfolio management, cost improvement, and new operating models.
•Driving profitable growth: We are accelerating organic and inorganic growth by expanding our offering in high potential markets where we have differentiated solutions and in-demand capabilities for LNG, gas infrastructure, power generation, data centers, industrial manufacturing and oilfield production.
•Delivering results in new energy: We are making strategic investments to drive lower-carbon emissions in the energy and industrial sectors, including hydrogen; carbon capture, utilization and storage ("CCUS"); geothermal; and clean power solutions ("clean power" refers to lower carbon intensity, lower lifecycle emissions, and lower quantity of greenhouse gas ("GHG") emissions resulting directly from fuel combustion, relative to conventional power sources derived from fossil fuels).
We expect to benefit from our strategy in the following ways:
•Scope and scale: We have a global presence and a broad, diversified portfolio that is well positioned to address the needs of a constantly evolving energy ecosystem and customer base. Our products, services, and expertise serve the upstream, midstream/LNG and downstream sectors of the oil and gas industry, new energy markets, power & utilities sector as well as broader chemical and industrial segments across a variety of verticals. We see increasing commercial synergy opportunities across our two operating segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET") as discussed
Baker Hughes Company 2025 Form 10-K | 1

below under "Products and Services," and each are among the top providers for the majority of the product lines in the markets they serve.
•Technology: Our culture is built on a heritage of innovation and invention through industry expertise, technical know-how, and research and development ("R&D"), with complementary expert skills that enable us to provide services, equipment and advanced solutions to a variety of industries. Technology remains a differentiator for us and is a key enabler in driving the efficiency and productivity gains our customers require, while paving the way for longer-term sustainable energy development. We offer a range of technologies specifically designed to help customers reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $600 million R&D spend and being granted more than 1,400 patents worldwide in 2025.
•Sustainable energy expansion solutions: We are positioned to support our customers' commitments to reduce their carbon footprint with a range of products and services for what we refer to as "New Energy." This portfolio includes integrated solutions for flare reduction, CCUS, hydrogen production, transportation, storage and distribution, geothermal and clean power, and emission-abatement solutions. Over the past several years, we have made progress in strategic investments and acquisitions in emerging energy technologies to advance CCUS, hydrogen, clean power and e-fuels, and have established strategic partnerships with companies such as Fervo Energy, Frontier Carbon Solutions, HIF Global, and NET Power. Our Sustainability Advisory enables us to complement our low-to zero-carbon solutions with expert capabilities that help customers quantify and reduce emissions more efficiently, while also continuing to expand our low-to zero-carbon solutions.
•Digital & artificial intelligence ("AI") advancement: We are seeing growing demand for more intelligent operations and the adoption of AI-based solutions as part of our customers' digital transformations. Across industrial and energy markets, digital is both an enabler and a driver, unlocking new levels of efficiency and productivity in operations, while simultaneously generating significantly incremental demand for power to support digital-intensive industries, including data centers. In 2025, we booked $1 billion of orders tied to data center applications. We now expect to book approximately $3 billion of data center-related orders between 2025 and 2027 – underscoring the relevance of our power solutions in this fast-growing market.
PRODUCTS AND SERVICES
Our two operating segments are organized based on the focus of our markets and on customers' buying priorities. We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. Our products and services are sold in highly competitive markets and the competitive environment varies by product line. See discussion below by segment.
Oilfield Services & Equipment
The OFSE segment designs and manufactures products and provides related services and integrated solutions for onshore and offshore oilfield operations across the life cycle of an asset, ranging from exploration, appraisal, and development to production, rejuvenation, and decommissioning.
Beyond its conventional oilfield focus, OFSE is also expanding its capabilities and technology portfolio to focus on new energy areas, such as geothermal and CCUS; strengthening its digital architecture; and addressing key energy market themes.
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
Baker Hughes Company 2025 Form 10-K | 2

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
•Subsea & Surface Pressure Systems includes subsea projects and services (subsea trees, controls, manifolds, wellheads, premium casing connectors, installation and commissioning, repairs and maintenance, well intervention, life-of-field solutions, and plug and abandonment), flexible pipe systems (subsea risers, subsea flowlines and jumpers, onshore reinforced thermoplastic pipe, and rehabilitation), and surface pressure control systems (surface trees and wellheads). In June 2025, the Company announced the creation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus"), to which Baker Hughes will contribute its surface pressure control business. The formation of the joint venture was completed on January 1, 2026.
These product lines are supported by the OFSE digital group, which combines OFSE's domain expertise with a deep understanding of digital technology to improve operational safety, performance, and sustainability. Reservoir analysis proficiencies are rooted in a combination of evaluation technologies, a team of reservoir experts, and software. Together, these capabilities drive enhanced economics by providing a greater understanding of the subsurface and by enabling smoother, faster drilling and precise wellbore placement. OFSE also provides integrated well services and solutions for planning and executing projects that range from well construction and production through well abandonment, in addition to integrated services and solutions for the subsea environment.
OFSE customers include large integrated major and super-major oil and natural gas companies; U.S. and international independent oil and natural gas companies; national or state-owned oil and natural gas companies; engineering, procurement, and construction contractors; geothermal and other renewable companies; and other oilfield services companies. OFSE believes that its principal competitive differentiators in the industries and markets it serves are the technology, quality, efficiency, reliability, and availability of its products and services. A continued commitment to service delivery, HSE standards, technical proficiency, and competitive pricing are also key factors in its success.
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
Industrial & Energy Technology
The IET segment combines a broad array of domain expertise, technologies, software, and services for energy and industrial customers across a broad array of applications including on- and offshore, LNG, pipeline and gas storage, distributed gas, refining, petrochemical, hydrogen, geothermal, CCUS, and power inclusive of integration with renewable energy sources. It also provides cutting edge technology for consumers of energy and organizations who are reliant on infrastructure integrity across a broad variety of verticals including pulp & paper, food & beverage, industrial heating, automotive, marine and aerospace.
The IET segment consists of five product lines.
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
Baker Hughes Company 2025 Form 10-K | 3

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
•Industrial Products includes a broad portfolio of component products and service offerings that enable industrial safety and productivity across diverse industry verticals. The product line's portfolio includes:
•Non-Destructive Testing: delivers a comprehensive range of non-invasive inspection technologies, software, and services under the Waygate Technologies product brand. This includes industrial radiography, ultrasonic sensors, testing machines, gauges, non-destructive testing film, and remote visual inspection services.
•Process & Pipeline Services: provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines, as well as inline inspection solutions to support pipeline integrity.
•Flow Control & Safety Solutions: delivers mission-critical flow assurance and safety solutions through valves, regulators and control systems for process industries, ensuring pressure control, flow regulation, and emergency protection. Through the recent acquisition of Continental Disc Corporation, the product line now also includes rupture discs, actuators, and positioners.
•Power Transmission: provides high-reliability mechanical and electromechanical gear transmission systems for oil & gas, energy and industrial applications.
•Industrial Solutions offers a unique suite of hardware, software, edge devices and services that enable asset health, performance and process optimization. Industrial Solutions combines several product lines to leverage our critical equipment hardware capability to migrate to full-plant offerings through CordantTM, a modular AI-enabled enterprise solution. The product line's portfolio includes:
•CordantTM software solutions: designed to optimize assets, processes and energy use at scale; and the Bently Nevada® sensing and protection hardware, providing rack-based vibrating monitoring equipment and sensors for both power generation and oil and gas operations, as well as industrial applications.
•Precision Sensors & Instrumentation ("PSI") device technology, including the Panametrics®, Druck®, and Reuter-Stokes® product brands: provides instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions. In June 2025, the Company announced the sale of its PSI business to Crane Company, a diversified manufacturer of engineered industrial products. The transaction closed on January 1, 2026.
•Climate Technology Solutions ("CTS") includes CCUS, hydrogen, clean power, geothermal and emissions abatement capabilities to enable energy operators, as well as users of energy in the broader industry, to achieve their emission reduction goals. This product line is the primary driver of the Company's new energy orders and is designed to accelerate the decarbonization of both energy and broader industrial verticals such as hard-to-abate industries, like steel, cement and maritime shipping, as well as energy intense sectors requiring reliable and sustainable solutions such as data centers and utilities.
Baker Hughes Company 2025 Form 10-K | 4

IET solutions unlock the ability to transform, transfer, and transport energy efficiently, while capturing and reducing emissions, with customers that are industrial, upstream, midstream, and downstream, onshore and offshore, and small-to-large scale operators. Midstream and downstream customers include LNG plants, pipelines, storage facilities, and a wide range of engineering, procurement, and construction companies, as well as industrial sector customers such as data centers, utilities, marine, cement, steel and refinery and petrochemical producers. Products and services for the remaining IET product lines are primarily sold in a diversified arena to a broad range of customers and across multiple verticals, including aerospace, automotive, pharmaceutical, nuclear, oil and gas, mining, cement, metals, refinery and petrochemical, food and beverage, pulp & paper, and textile.
IET differentiates itself from competitors with its diverse portfolio, expertise in technology, industry processes and project management, as well as strategic local presence and partnerships, enabling it to provide fully integrated solutions for a broad array of industry segments.
IET competes across a wide range of industries, including oil and gas, power generation, aerospace, and light and heavy industrials. IET main competitors include Siemens Energy, Solar (a Caterpillar company), Mitsubishi Heavy Industry, Sulzer, Flowserve, and Emerson.
Chart Industries Transaction
On July 29, 2025, Baker Hughes announced a definitive agreement to acquire all outstanding shares of common stock of Chart Industries, Inc. ("Chart"). Chart is a global leader in the design, engineering and manufacturing of process technologies and equipment for gas and liquid molecule handling across a broad range of industrial and energy end markets. Under the terms of the agreement, Chart shareholders will receive $210 per share of common stock in cash. Chart reported revenue of approximately $3.18 billion for the nine months ending September 30, 2025. The transaction, which is subject to regulatory approvals and other customary closing conditions, received the approval of Chart shareholders at a special meeting held on October 6, 2025. With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress.
CONTRACTS
We conduct our business under various types of contracts across the energy and industrial value chain, including the upstream, midstream (including LNG), and downstream sectors, and in New Energy markets such as geothermal, CCUS, hydrogen, emissions abatement, and other decarbonization solutions. Our agreements span fixed-fee or turnkey contracts, transactional agreements for products and services, frame and master service agreements, integrated project and alliance models, equipment supply with aftermarket service agreements, and subscription or license agreements for digital software, data, and analytics solutions.
We benefit from stable relationships with many customers based on long-term project contracts and master service agreements. Several of those contracts require us to commit to fixed or firm pricing against customer technical specifications, often with limited relief for changes in circumstances. In certain cases, failure to deliver products or perform services within contractual commitments may lead to liquidated damages or service‑level credits. We seek to mitigate these exposures through disciplined project management, collaboration with our customers, and risk reviews during the bid and execution phases.
We strive to negotiate terms consistent with industry best practices. In connection with oil and gas operations, our customer contracts often adopt a knock‑for‑knock indemnity framework. Under this approach, our customers typically indemnify us for claims arising from: (i) injury or death of their employees and often their contractors; (ii) loss of or damage to their property and equipment, and often that of their contractors; (iii) pollution originating from their property and equipment; and (iv) liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, where a knock‑for‑knock indemnity applies, we typically indemnify our customers for claims arising from: (i) injury or death of our employees and often our subcontractors; (ii) loss of or damage to our property and equipment; and (iii) surface pollution originating from our equipment while under our control. For industrial and digital offerings, where knock‑for‑knock is not standard, our contracts typically provide fault‑based indemnities (for example, for third‑party claims to the extent caused by our negligence) subject to negotiated caps and an overall limitation of liability. We also generally seek to negotiate exclusions for consequential losses, including lost profits
Baker Hughes Company 2025 Form 10-K | 5

and revenue. For software and data solutions, we may provide limited intellectual property infringement indemnities and set out data usage, privacy, cybersecurity, and service‑level terms that are customary for such offerings.
Our indemnity structure may not protect us in every case. Some U.S. jurisdictions have oil and natural gas-specific anti-indemnity statutes that can void or limit agreed allocations of liability, particularly where indemnities purport to cover a party's own negligence without the required insurance support. Applicable law or negotiated contract terms may also limit indemnity obligations in the event of gross negligence or willful misconduct, breaches of applicable law, or breaches of confidentiality or intellectual property rights. Where we contract through intermediaries that are not the end user, we seek indemnity protection against end-user claims, but this is not always achievable. Likewise, government agencies and third parties may make claims for which indemnity does not apply and liability is assessed proportionate to fault. To address the multitude of contractual frameworks and the different liability postures of our customers globally, we maintain an established process to review and approve deviations from our standard contracting practices.
We maintain a commercial general liability insurance policy program that covers against certain operating hazards, including product liability claims and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which we are liable; however, clean up and well control costs are not covered by such program. All of the insurance policies purchased by us are subject to deductible and/or self-insured retention amounts for which we are responsible for payment, specific terms, conditions, limitations, and exclusions. There can be no assurance that the nature and amount of our insurance will be sufficient to fully indemnify us against liabilities related to our business.
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
We recognized orders of $29.6 billion, $28.2 billion, and $30.5 billion in 2025, 2024, and 2023, respectively. We recognized OFSE orders of $14.7 billion, $15.2 billion, and $16.3 billion, and IET orders of $14.9 billion, $13.0 billion, and $14.2 billion in 2025, 2024, and 2023, respectively. As of December 31, 2025, RPO totaled $35.9 billion. As of December 31, 2025, OFSE RPO totaled $3.5 billion, and IET RPO totaled $32.4 billion.
RESEARCH AND DEVELOPMENT
We engage in R&D activities across the business directed toward the development of new products, services, technology, and other solutions, as well as bringing about a significant improvement to existing products and services, and the design of specialized products to meet specific customer needs. We also continue to invest and develop a range of technologies that support our customers' efforts to reduce their carbon footprint. For the year ended December 31, 2025, we invested $600 million of R&D expense.
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
Specifically for OFSE, in our Well Construction product line, we are improving reliability in high-temperature and high shock and vibration environments (harsh-drilling conditions), through a combination of optimized design, automated operations, and integrated solutions that leverage our drilling tools, drill bits, and drilling fluids technologies. In our Completions, Intervention, and Measurements product line, we are investing in intelligent solutions and advanced measurements while creating a leadership position in the well-intervention domain through the integration of our wireline measurement capabilities with the conveyance and intervention capabilities. In our Production Solutions product line, we are leveraging our artificial lift technologies with our chemical solutions to provide an optimized and automated portfolio of production-enhancing solutions. In our Subsea & Surface Pressure Systems product line, we continue to develop subsea production systems that improve performance and reduce emissions through lighter design, automated operations, and electrification. Our offshore flexible pipe systems
Baker Hughes Company 2025 Form 10-K | 6

optimized for higher pressure temperature and CO2 content continue to deliver greater sustainability and performance.
In IET, we continue to invest in and develop foundational technologies which will enable our journey for the energy transition. Such technologies include advanced materials, advanced manufacturing technologies, novel process technologies, and digital technologies such as advanced sensing & diagnostics, data sciences, and AI. Within Gas Technology Equipment and Gas Technology Services product lines, we are focusing on our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products, CCUS, hydrogen and geothermal technologies. Within Industrial Technology, we are investing in advanced digital solutions designed to improve the efficiency, reliability, and safety of oil and gas, aerospace, energy, and broader industrial production and operations. This includes our Orbit 60 Bently Nevada product for critical asset monitoring in turbine systems, including wind, hydro, and gas turbines. The IET segment is also enhancing its process and safety valve business bringing new digital applications including analytics to our customers. Investments in Industrial Technology also include technologies to measure, monitor, and minimize carbon emissions, new inspection technologies for nondestructive evaluation of materials and structures as well as solutions for industrial asset management.
INTELLECTUAL PROPERTY
Baker Hughes' intellectual property, including its technology, brands, and proprietary information, are important to our business, and we seek to protect them through a range of intellectual property rights, such as patents, trademarks, copyrights, trade secrets, and other similar protections ("IP rights"). Baker Hughes maintains a globally distributed intellectual property portfolio, with protection in numerous jurisdictions through thousands of patent applications, issued patents, copyrights, and trade secrets. Baker Hughes also strives to protect its intellectual property in dealings with third parties through specific intellectual property terms in agreements, such as in confidentiality, sales, and co-development agreements.
In addition, Baker Hughes benefits from licenses to additional intellectual property from third parties that support its products and services, such as from GE Aerospace (NYSE: GE), GE Vernova (NYSE: GEV), and GE HealthCare Technologies Inc. ("GE HealthCare") (NASDAQ: GEHC). In particular, Baker Hughes has: i) an intellectual property cross-license agreement with GE Aerospace, GE Vernova, and GE HealthCare that allows all parties to have continued rights to commercially utilize certain intellectual property of the other pursuant to the terms of the agreement, ii) a heavy duty gas turbine distribution and supply agreement that licenses certain intellectual property of GE Vernova to Baker Hughes, and iii) a second amended and restated supply and technology development agreement with GE Vernova, GE Aerospace, and the aeroderivative joint venture ("Aero JV") which governs the supply of certain aeroderivative technology to us and regulates intellectual property licenses amongst the parties where relevant. While the above agreements have been amended from time to time, these agreements remain in place. Baker Hughes does not consider any individual patent to be material to its overall business operations.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that we believe have commercial significance. We believe that maintenance, protection and enforcement of our IP rights is central to the conduct of our business, and pursue infringement, misappropriation, or other violations of our IP rights worldwide as may be necessary to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete. If we are not able to protect our IP rights or if those IP rights are invalidated or circumvented, our business may be adversely affected. We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services.
SEASONALITY
Our operations can be affected by seasonal events, which can temporarily impact the delivery and performance of our products and services, and our customers' budgetary cycles. Examples of seasonal events that can impact our business are set forth below:
•In OFSE, adverse weather conditions may impact our operations or our customers' operations, cause supply disruptions and result in a loss of revenue and/or damage to our equipment and facilities, which may
Baker Hughes Company 2025 Form 10-K | 7

or may not be insured. For more information on seasonal and weather conditions, see the "Operational Risks" section of Part 1 of Item 1A herein.
•Many of our international OFSE customers may increase activity for certain products and services in the fourth quarter as they seek to fully utilize their annual budgets.
•Our broader IET businesses typically experience higher customer activity in the second half of the year as a result of spending patterns.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services. The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks. Raw materials that are essential to our business are normally readily available from multiple sources but may be subject to price volatility. We have seen prices stabilize for ferrous and non-ferrous metals and other raw materials, but availability of nickel based super alloys, tungsten carbide, and rare earth components are constrained. Tariffs caused some global supply chain unease in early 2025 and we expect continued management of these impacts to continue in 2026. Our procurement teams utilize advanced planning and may enter into strategic agreements with our global suppliers to minimize price impacts and other availability challenges. We anticipate some pricing increase and fulfillment volatility for certain raw materials and components to continue through 2026.
In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers. These materials and services are generally available from multiple sources.
SUSTAINABILITY
Sustainability, rooted in the framework of People, Planet, and Principles, is integral to our business strategy and operations. For us, sustainability means advancing energy technologies that reduce emissions, enhance efficiency, and deliver long‑term value to stakeholders.
Our planet‑centered strategy focuses on operational improvements and innovative technologies to lower our environmental impact while expanding low‑carbon solutions for customers. We recognize climate change as both a challenge and an opportunity, and our commitments are centered on emissions reduction. We have set clear targets to cut Scope 1 and 2 carbon dioxide equivalent emissions by 50% by 2030 and to achieve net‑zero emissions by 2050, in alignment with the Paris Agreement and the recommendations of the United Nations Intergovernmental Panel on Climate Change. Our continued alignment strengthens our efforts to mitigate climate risk, accelerates our role in the energy transition, and unlocks growth across industrial and energy markets.
Progress toward these goals is demonstrated in our 2024 Corporate Sustainability Report ("CSR"), where we reported a 29.3% reduction in Scope 1 and 2 emissions compared to our 2019 base year, alongside a 39.5% intensity reduction. Key initiatives supporting these results include facility consolidation, increased use of renewable electricity, infrastructure upgrades, and electrification of our vehicle fleet.
Our sustainability approach extends across the value chain, engaging suppliers through assessments and partnerships to strengthen resilience and performance. We strive to minimize our environmental footprint, uphold the highest standards of integrity, and foster an inclusive company for all our stakeholders. We also emphasize the importance of our people by focusing on talent development, employee well‑being, inclusion, and community engagement, recognizing that our success is intrinsically linked to the strength of our workforce.
Strong governance underpins our sustainability strategy. We maintain audited and assured reporting processes to ensure transparency and accountability for stakeholders and investors. Our commitments include participation in the UN Global Compact and alignment with its Ten Principles and Sustainable Development Goals, reaffirmed annually since 2019. Our latest CSR is available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on
Baker Hughes Company 2025 Form 10-K | 8

Form 10-K for the year ended December 31, 2025 ("Annual Report") and should not be considered part of this Annual Report or any other filing we make with the Securities and Exchange Commission ("SEC").
Social & Human Capital
At Baker Hughes, people are at the heart of what we do, and their adaptability is essential to fostering creativity and developing solutions that keep the Company at the forefront of the industry. As of December 31, 2025, we had approximately 56,000 employees. More than 45,000 of our employees work outside the U.S. in over 85 different countries with more than 150 nationalities represented. This global composition underscores our ability to respond effectively to customer needs across markets.
In 2025, we advanced our unified talent strategy, a comprehensive approach to human capital management designed to attract, develop, and retain talent. This strategy provides broad opportunity for leadership development opportunities and strengthens governance around performance development, succession planning, talent assessment, individual development plans, and mobility. It supports the recruitment and retention of high-caliber candidates through career pathways, upskilling initiatives, and a positive work culture.
We believe that a diverse and inclusive workforce is essential to organizational success, innovation, and resilience. By integrating talent management processes, we enhance the employee experience through development opportunities and a supportive environment that fosters growth and creativity. Agility remains critical in the energy sector, and our approach ensures a flexible, skilled workforce capable of adapting to market conditions. We continue to prioritize internal mobility, which reinforces long‑term career opportunities. Leadership remains accountable for embedding our culture across the enterprise, with measurable outcomes, transparent goals, and clear accountability supporting a stronger, more innovative future.
Compensation and Benefits
We follow a pay‑for‑performance philosophy and are committed to providing fair and equitable compensation across the organization. We regularly benchmark our total compensation and benefits against industry peers and local markets to ensure competitiveness and equity. Core offerings include healthcare coverage, life insurance, retirement savings plans, disability coverage, and leave options to support family care and quality‑of‑life needs.
We also provide comprehensive wellness programs designed to promote physical, mental, and emotional wellbeing. These include preventive health initiatives, fitness and wellness resources, counseling services, and employee assistance programs. Flexible work arrangements—such as hybrid schedules, compressed work weeks, and remote work options—are available to support engagement and retention. In addition, recognition programs, career development support, and community engagement initiatives strengthen employee connections and reinforce our culture.
Together, these compensation, benefits, and wellness programs reflect our commitment to fair treatment, employee wellbeing, and long‑term organizational success.
Learning and Development
Learning and Development at Baker Hughes empowers employees to grow through continual attainment of knowledge, skills, and expertise that drive both professional and personal success. In 2025, we launched the Unified Learning Framework, guided by our Talent Empowerment Strategy, to provide a structured yet flexible approach to development. It addresses the needs of individual contributors, leaders, identified talent, and executives while aligning learning with performance, succession planning, and Individual Development Plans.
This holistic framework ensures learning is embedded in career progression, strengthens leadership pipelines, accelerates readiness for complex roles, and builds a future-ready workforce. Learning and Development is a personal journey at Baker Hughes.
Diversity, Inclusion and Belonging
At Baker Hughes, we believe that diverse perspectives drive innovation and strengthen our long‑term success. We value people from all walks of life, embracing diversity in all its forms. We are committed to maintaining an
Baker Hughes Company 2025 Form 10-K | 9

inclusive and safe workplace, supported by learning and development programs, competitive compensation and benefits, health and wellness initiatives, and opportunities that connect employees with their communities. These elements are critical to our business success and our mission of advancing energy solutions for our customers and the industry. Our Diversity, Inclusion, and Belonging framework builds teams that reflect the stakeholders and communities we serve globally, while fostering respect and uniting around our shared purpose. In 2025, we advanced these priorities through initiatives such as the People First program, which expanded to eighteen languages to make our culture accessible across geographies. We also partner with Employee Resource Groups ("ERGs") and Communities of Interest ("COIs"), which are open to all our employees and community members, to foster our inclusive culture and embed inclusion into daily work practices, including nominating charitable organizations for grants from the Baker Hughes Foundation (the "Foundation").
We recognize that inclusion is not only a matter of respect but a strategic advantage that fosters innovation and enhances performance. Our enterprise-wide strategy ensures that we remain focused on building a stronger, more inclusive organization for all employees.
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
Our commitment to HSE starts at the highest levels of our Company and is embedded throughout all layers of the organization. We encourage and empower all employees to take an active role in "owning" HSE by stopping work when conditions and/or behaviors are unsafe and reporting through open reporting channels. Our ambition is to ensure each day we operate without serious injuries, accidents, or harm to the environment. Employees are required to complete recurring HSE training to bring awareness to potential hazards, regulatory obligations, and performing activities safely. We offer over 260 HSE courses, including foundational training required for all employees, workplace and job-specific training, and human-performance leadership training for managers.
Our commitment to HSE goes beyond safety alone. Occupational health and wellness is a key competency jointly managed within our HSE and Human Resources ("HR") teams. The importance of physical health, ergonomics, preventative health care, and mental wellness cannot be overstated in promoting a healthy, engaged, and productive workplace. We work with our health benefit providers and internal teams to offer employees health and wellness programs, telemedicine access, health screenings, immunizations, fitness reimbursements, and virtual wellness tools. Focus areas in 2025 included ergonomic injury prevention, heart health, and wellbeing.
While ergonomic injuries are not prevalent globally in our operations, we recognize the importance of prevention to alleviate potential for lasting impacts to employees related to recovery and medical intervention. In 2025, we assessed several years of data to evaluate our ergonomic risk factors across operational sites and collaborated with our global teams to share learnings and best practices to reduce risk through pre-job evaluations, stretching programs for employees, and task-oriented assessments to further reduce risk through elimination or modification of tasks, replacement of tools, and workstation modifications.
Heart health of our employees was a focus in 2025, with our Your Heart Matters campaign offering education and resources to empower employees to make heart health a priority. Several employee engagement sessions were offered, featuring medical experts and employees who provided their personal journeys related to heart events. Additionally, monthly messaging was shared with employees on key topics including risk factors, diagnostic resources, stress management, nutrition, and exercise. We also focused on the importance of preparedness across our sites regarding lifesaving equipment, training, and drills to help our employees recognize and act in the event of an emergency. We are pleased to hear feedback from employees who were inspired by the campaign and took steps that led to diagnosis and preventative medical support.
In 2025, the mental health and emotional wellbeing of our employees remained a critical priority. Following a wellbeing survey issued to employees, we held numerous discussions with teams to discuss results and committed to drive company-wide initiatives to better support mental wellbeing. Baker Hughes held a wellbeing week featuring broadcasts and in person events with significant employee participation. We also offered a new training program for managers designed to enhance and support mental wellbeing in the workplace. Our Employee Assistance Program
Baker Hughes Company 2025 Form 10-K | 10

provided employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers to navigate daily life and cope with major life events.
Community Involvement
We seek to make a positive impact in the communities where we operate worldwide. Consistent with our purpose and values, we focus on advancing environmental quality, educational opportunities, health, and wellness. We contribute through financial support, in‑kind donations of goods and services, and employee volunteer projects that strengthen local communities.
The Foundation plays a central role in our community engagement by making strategic philanthropic contributions, matching employee charitable donations, and awarding volunteer recognition grants for outstanding service. In 2025, the Foundation supported initiatives aligned with our sustainability priorities, including environmental stewardship; Science, Technology, Engineering, and Mathematics, or STEM, education; and health and wellness programs. The Foundation also partners with local organizations to deliver community projects that address specific regional needs.
Employee involvement is a cornerstone of our approach. Through volunteerism, participation in ERGs, and community engagement programs, our workforce helps extend the Company's impact beyond business operations. These efforts reinforce our culture of responsibility and demonstrate our commitment to building stronger, more resilient communities across the globe.
Governance
The Board of Directors (the "Board") believes the purpose of corporate governance is to maximize shareholder value in a manner consistent with legal requirements and the highest standards of integrity. The Board has adopted and adheres to corporate governance practices, which the Board and management believe promote this purpose, are sound, and represent best practices. The Board periodically reviews these governance practices, Delaware law (the state in which the Company is incorporated), the rules and listing standards of the Nasdaq Stock Market LLC and SEC regulations, as well as best practices suggested by recognized governance authorities.
The Board monitors and provides oversight over our sustainability policies, programs, and practices regarding corporate responsibility and plays an active role in overseeing our human capital management efforts. The Board's Human Capital and Compensation Committee provides oversight of our social strategy, policies, programs, and initiatives focusing on pay equity, culture, talent development, succession planning, and executive compensation and benefits. The Board's Governance and Corporate Responsibility Committee provides oversight of our environmental matters, including monitoring its sustainability strategy and initiatives, the management of employee health, safety, and wellness matters, and oversight of our positions on corporate social responsibilities and public issues of significance, including those related to privacy, digital safety and responsible AI, which affect investors and other key stakeholders. The Board's Audit Committee provides oversight over our risk assessment and risk management policies and processes, including data privacy, AI, and compliance reporting. The Board's Finance Committee provides oversight of our financial and investment policies and of our principal finance, banking, and treasury matters, including our capital structure (both equity and debt) and the principal terms of related financing transactions and requirements.
Baker Hughes Company 2025 Form 10-K | 11

COMPLIANCE
In the conduct of all of our activities, we are committed to maintaining our core values, as well as high safety, ethical, and quality standards as also reported in our Quality Management System. We believe such a commitment is integral to running a sound, successful, and sustainable business. We devote significant resources to maintain a comprehensive global ethics and compliance program ("Compliance Program") which is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code of Conduct, and other Company policies and procedures.
Highlights of our Compliance Program include the following:
•Comprehensive internal policies over such areas as anti-bribery; travel, entertainment, gifts, sponsorships and charitable donations to government officials and other parties; third-party risk, including payments and discounts to authorized intermediaries such as resellers and sales representatives; and conflicts of interest. In addition, there are policies and procedures to address customs requirements, visa processing risks, export and re-export controls, economic sanctions, anti-money laundering, antitrust and anti-boycott laws.
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
•Onboarding, due diligence and monitoring procedures for third parties who conduct business on our behalf, including channel partners (sales representatives, distributors, resellers), and administrative service providers.
•Due diligence procedures for acquisition activities.
•Specifically tailored compliance risk assessments and audits focused on country and third-party risk.
•Compliance Review Board comprised of senior officers of the Company that meets quarterly to monitor effectiveness of the Compliance Program, as well as segment compliance review boards that meet quarterly.
•Technology to monitor and report on compliance matters, including an internal investigations management system, a conflict of interest reporting and management system, a data privacy incident reporting and management system, a web-based anti-boycott reporting tool, global trade management systems and comprehensive watch list and negative news screening.
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
•Region-specific processes and procedures for management of HR related issues, including pre-hire screening of employees; a process to screen existing employees prior to promotion into select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire training module which includes compliance training for all employees.
Baker Hughes Company 2025 Form 10-K | 12

GOVERNMENTAL REGULATIONS
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
While we seek to embed and verify sound environmental practices throughout our business, we are, and may in the future be, involved in investigation and/or remediation projects at current and former properties, typically related to historical operations and operations of our predecessor companies. In some cases, our remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs at these properties are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we have primary responsibility for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, investigation and/or remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Our total accrual for environmental remediation was $53 million and $54 million at December 31, 2025 and 2024, respectively.
Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured or sold. Such regulations principally relate to the ingredients, classification, labeling, safety, manufacturing, packaging, transportation, advertising, and marketing of our products. Additionally, because we operate through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange ("FX") control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to comply with transfer pricing, securities laws, tariff laws, and other statutes and regulations, such as the U.S. Foreign Corrupt Practices Act and other countries' anti-corruption and anti-bribery regimes.
As a result of the conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom ("U.K."), European Union ("EU"), and other countries enacted sanctions against Russia and certain Russian interests. As previously announced on March 19, 2022, we suspended any new investments in our Russia operations, but continued to comply with applicable laws and regulations as we fulfilled existing contractual obligations. As a result, we completed a number of actions during the course of 2022 and 2023 including the sale of part of our OFSE Russia business and suspended substantially all of our remaining operational activities in Russia. In 2024 and 2025, our focus in Russia has been to continue to close local entities within the scope of western
Baker Hughes Company 2025 Form 10-K | 13

sanctions and local regulation. We are continuing to closely monitor the developments in Ukraine and Russia and changes to sanctions, all of which continued to make ongoing operations increasingly complex and significantly more challenging.
We are also subject to laws relating to data privacy and security and consumer credit, protection and fraud. An increasing number of governments worldwide have established laws and regulations, and industry groups also have promoted various standards, regarding data privacy and security, including with respect to the protection and processing of personal data. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. We are also subject to laws relating to AI. An increasing number of governments worldwide have established laws and regulations regarding AI, including generative AI and agentic AI, with differing definitions, foci, and requirements. As the AI landscape changes and new tools become available, the effect of each of the changing laws and regulations remains uncertain. We are also subject to domestic and international labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, which set laws governing working conditions, paid leave, workplace safety, wage and hour standards, and hiring and employment practices.
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
The Code of Conduct, referred to as Our Way: The Baker Hughes Code of Conduct, and the Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Governance Principles and the charters of the Audit Committee, Finance Committee, Human Capital and Compensation Committee, and Governance and Corporate Responsibility Committee of the Board are also available on the Investor section of our website at www.bakerhughes.com. In addition, a copy of the Code of Conduct, Code of Ethical Conduct Certifications, Governance Principles, and the charters of the committees referenced above are available in print at no cost to any shareholder who requests them.
Baker Hughes Company 2025 Form 10-K | 14

EXECUTIVE OFFICERS OF BAKER HUGHES COMPANY
The following table shows, as of February 5, 2026, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	52
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

Ahmed Moghal	44
Executive Vice President and Chief Financial Officer
Ahmed Moghal is the Executive Vice President and Chief Financial Officer of the Company. He previously served as Senior Vice President and Chief Financial Officer for the IET segment since 2023. Prior to this role, Mr. Moghal was appointed as the financial planning & analysis leader at the time of the merger of Baker Hughes and GE Oil & Gas in 2017. In his more than two decades of experience, Mr. Moghal has worked in several industries globally, driving performance across multiple business models and cycles. Mr. Moghal started his career at GE in the Financial Management Program and subsequently Corporate Audit Staff. He holds a degree in Accounting & Finance from London South Bank University.

James E. Apostolides	48
Chief Infrastructure & Performance Officer
James E. Apostolides is the Chief Infrastructure & Performance Officer of the Company and is responsible for leading the Company's HSE, Security, Digital Technology, global Supply Chain Centers of Excellence, and Enterprise Shared Services functions. Mr. Apostolides previously served as Senior Vice President of Enterprise Operational Excellence since 2020. In July 2017, he was appointed VP of Materials Management, Logistics, and Cash Operations. He began his career in 1999 with GE and held roles of increasing responsibility, including managerial positions in Shop Operations, Materials, Sourcing, and Fulfillment across multiple continents. He holds a bachelor's degree in mechanical engineering from Worcester Polytechnic Institute in the U.S.

Maria Claudia Borras	57
Chief Growth & Experience Officer and Interim Executive Vice President, Industrial & Energy Technology
Maria Claudia Borras is the Chief Growth & Experience Officer and Interim Executive Vice President, Industrial & Energy Technology, of the Company. Ms. Borras previously served as Executive Vice President, Oilfield Services and Equipment from September 2022 to September 2024 and Executive Vice President, of Oilfield Services from July 2017 to September 2022. Prior to joining the Company, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011. She has served on the Board of Tyson Foods Inc. since 2021. She holds a bachelor of science degree in petroleum engineering from Universidad de América, Bogotá-Colombia.

Amerino Gatti	55
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

Baker Hughes Company 2025 Form 10-K | 15

Name	Age	Position and Background
Georgia Magno	47
Chief Legal Officer
Georgia Magno is the Chief Legal Officer of the Company. Ms. Magno previously served as Vice President and General Counsel for the IET segment. She joined the Company in 2010, first as General Counsel for the global supply chain and holding subsequent legal roles of increasing complexity and responsibility across commercial, operational, and product line organizations in multiple countries including Italy and the U.S. Prior to joining the Company, she was an international litigator with the law firms of Cleary Gottlieb Steen & Hamilton LLP and Weil, Gotshal & Manges LLP. She holds a J.D. from Università di Bologna and an L.L.M. from Harvard Law School and is admitted to practice law in both Italy and the U.S.

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
We continue to invest in new technologies, equipment, and facilities and to expand our capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and CCUS, strengthening our digital architecture and addressing key energy market themes. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry's capacity relative to customer demand, on our ability to differentiate the value delivered by our products and services from our competitors' products and services and to provide innovative and competitive products and services to meet our client's evolving needs with respect to new energy areas. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive and innovative technology or deliver it to our clients in a timely and cost-competitive manner in response to changes in the market, customer requirements, competitive pressures, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
The potential slowdown and shift in the energy transition could have an adverse effect on the demand for our clean energy technologies and services.
There is ongoing focus by governments and our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. However, the pace and direction of the transition to a lower-
Baker Hughes Company 2025 Form 10-K | 16

carbon economy has become increasingly uncertain and variable across different regions and markets. Recent developments indicate a potential slowdown in energy transition efforts, with sustained or increased demand for traditional oil and gas in certain markets.
These shifts may result from various factors, including changes in government policies and priorities, economic pressures, energy security concerns, and evolving consumer and industrial demand patterns. Such changes could include the delay, modification or reversal of climate change-related regulations and initiatives; slower-than-anticipated adoption of renewable energy technologies; continued or increased reliance on oil and natural gas as primary energy sources; and reduced near-term demand from consumers and industry for lower-emission products and services.
Our future success depends on our ability to effectively adapt our business strategy to align with the actual pace and direction of energy transition as it evolves. We have invested in developing innovative technologies and solutions for clean energy applications, including geothermal, CCUS, hydrogen energy, and other integrated solutions. As the energy transition slows and demand shifts back toward traditional oil and gas applications, the market for our clean energy technologies and services may not develop as anticipated, which could adversely affect our revenue from these segments and the return on our investments in clean energy innovation. Additionally, if we have allocated resources away from traditional oil and gas applications in anticipation of a faster energy transition, we may not be positioned to capture opportunities in markets where demand for conventional energy services remains strong or increases.
Furthermore, the uncertainty and variability in energy transition timelines across different regions may make it difficult to optimize our portfolio and resource allocation decisions. Our ability to achieve our strategic objectives and financial targets depends on accurately anticipating market demand across both traditional and emerging energy solutions, and a mismatch between our strategic positioning and actual market conditions could materially impact our financial performance and access to capital.
Disruptions in our supply chain, the high cost or unavailability of raw materials, equipment, and supplies essential to our business could adversely affect our ability to execute our operations on a timely basis.
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity, including labor, available to meet our manufacturing plans on a timely basis, at a reasonable cost while minimizing inventories. Additional disruptions within our supply chain resulting from factors including, but not limited to, sanctions, tariffs, conflict, inflation, high interest rates, severe weather and natural disasters, and shortages in labor supply, have had and may continue to have an impact on our business and reputation. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations. As a result of these or any other factors, our ability to execute our operations on a timely basis, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts, could be adversely affected.
The partial or complete loss of GE Vernova or GE Aerospace as suppliers, as well as contracts with our Aero JV with GE Vernova, may adversely affect our business, financial condition, results of operations and cash flows.
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
Baker Hughes Company 2025 Form 10-K | 17

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
On July 28, 2025, we entered into a merger agreement with Chart, which sets forth the terms of our proposed transaction. The proposed transaction with Chart entails important risks, including, among others: the expected timing and likelihood of completion of the proposed transaction; the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the effect of any potential conditions imposed by regulators in connection with the approval of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and the payment of a termination fee; the outcome of any legal proceedings that have been instituted and may in the future be instituted against the parties and others following announcement of the merger agreement and proposed transaction; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; risks that the proposed transaction disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated benefits of the proposed transaction, including anticipated total shareholder return, revenue and Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") expectations and synergies; the amount of the costs, fees, expenses and charges related to the proposed transaction; our ability to successfully integrate Chart into our businesses and related operations, including our associates, and realize expected operations benefits, at the times and to the extent anticipated; the risk that results are different from those contained in forecasts when made; the risk that transaction and/or integration costs or dis-synergies are greater than expected, including as a result of conditions regulators put on any approvals of the proposed transaction; the potential effect of the announcement and/or consummation of the proposed transaction on relationships, including with associates, suppliers and competitors; our ability to maintain our current credit rating; the risk that management's attention is diverted from other matters; risks related to the potential effect of general economic, political and market factors, including changes in the financial markets; the risk of adverse effects on the market price of our or Chart's securities or on our or Chart's operating results for any reason; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; and other risks described in our filings with the SEC.
We may not be able to realize the potential financial or strategic benefits of the transactions we complete, or find suitable target businesses to acquire.
From time to time, we have acquired and may in the future acquire or invest in businesses or partnerships that we believe could complement our business or offer growth opportunities. We expect to make additional acquisitions and strategic investments in the future but may not find suitable targets, or we may not be able to consummate such transactions due to, among other things, financial constraints, unfavorable credit markets, commercially unacceptable terms, failure to obtain regulatory approvals, and competitive bid dynamics or other risks, which could harm our operating results. The pursuit and integration of such acquisitions or investments may divert management's attention and cause us to incur various expenses. Acquisitions and investments may not perform as expected, be integrated as successfully as we anticipate or cause us to assume unrecognized or underestimated liabilities. These activities are complex, costly and time-consuming and pose a number of risks. Any delays or issues encountered in these activities could have an adverse effect on our financial condition.
We may in the future divest certain product lines that no longer fit our long-term strategies. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines. Further, whether such divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including disrupting our regular operations and increasing our costs. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.
Baker Hughes Company 2025 Form 10-K | 18

If we do not manage the foregoing risks, the transactions that we complete or are unable to complete may harm our brand and adversely affect our business, financial condition, and results of operations.
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
The implementation of any plan to restructure our corporate organization and operating segments may not achieve the results we anticipate, which could adversely affect our business.
From time to time, we will embark upon restructuring activities, whether in response to business operating cycles or for more significant programs of strategic significance (for example, the corporate realignment in 2022 which resulted in a focus on our two operating segments). Restructuring activities may be more costly than anticipated, and could lead to the diversion of management's attention from other business priorities. As a result of these or any other factors, we may not realize the anticipated benefits associated with the restructuring plan. There can be no assurance that the restructuring plan will materially increase our profitability. Even if the restructuring plan generates the benefits that we have anticipated, there may be other unforeseeable and unintended factors or consequences that occur as a result of the restructuring, which could adversely affect our business.
Our business could be impacted by both geopolitical and terrorism threats, including armed conflict, in countries where we or our customers do business and our business operations may be impacted by civil unrest and/or government expropriations.
Geopolitical and terrorism threats continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism threats, including armed conflict among countries, have led to, among other things, a loss of our investment in the country, adverse impact to our employees, and impairment of our or our customers' ability to conduct operations.
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
Certain geopolitical conflicts, such as between Russia and Ukraine, and instability, such as in the Middle East and the current political situation in Venezuela, have had and may continue to have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on regional and global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyber-attacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations; potential nationalizations and assets seizures; constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.
Baker Hughes Company 2025 Form 10-K | 19

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
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers' costs. In addition, many of these products are used in inherently hazardous environments across the energy and industrial sectors, including onshore and offshore oil and gas fields, LNG facilities, and other high-pressure or high-temperature applications. These hazards include blowouts, explosions, unplanned or uncontrolled releases, nuclear-related events, fires, collisions, capsizings, and severe weather conditions. We may incur substantial liabilities or losses as a result of these hazards. Our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we were not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.
Seasonal and weather conditions could adversely affect demand for our services and operations.
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions may interrupt or curtail our operations, or our customers' operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Such effects have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity, and could disrupt our operations or those of our customers or suppliers, including through direct damage to physical assets and indirect impacts from supply chain disruption and market volatility. Repercussions of severe or unseasonable weather conditions may include evacuation of personnel and curtailment of services, weather-related damage to offshore drilling rigs resulting in suspension of operations, weather-related damage to our facilities and project work sites, inability to deliver materials to job sites in accordance with contract schedules, decreases in demand for oil and natural gas during unseasonably warm winters, increased insurance premiums and deductibles or a decrease in the availability of coverage in areas subject to severe weather events, and loss of productivity. As a result of the above repercussions or any others, demand for our services and operations may be adversely affected.
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
We may choose to enter into integrated or turnkey contracts with our customers that require us to provide services and equipment outside of our core business. Providing services on an integrated or turnkey basis may also subject us to additional risks, such as costs associated with unexpected delays or difficulties in drilling operations, project management interface risk, risks associated with subcontracting and consortium arrangements, and risks associated with production solutions or guarantees. These integrated or turnkey contracts may be fixed price contracts that do not allow us to recover for cost over-runs unless they are directly caused by the customer.
Baker Hughes Company 2025 Form 10-K | 20

We may not be able to satisfy technical requirements, testing requirements or other specifications required under our service contracts and equipment purchase agreements.
Our products are used in deepwater, and other harsh environments, and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. In addition, scrutiny of the offshore drilling industry and LNG industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot provide assurance that our products, including products supplied through joint ventures or by third parties, will be able to satisfy the specifications necessary in all scenarios or under all operating conditions, nor that we will be able to perform the full-scale testing required to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations.
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
Our financial condition, results of operations and cash flows could be materially adversely affected if our customers terminate some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our RPO are comprised of unfulfilled customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company's RPO as of December 31, 2025 was $35.9 billion.
The credit risks of having a concentrated customer base in the energy industry could result in losses.
Having a concentration of customers in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers may experience extreme financial distress as a result of falling commodity prices and may be forced to seek protection under applicable bankruptcy laws, which may affect our ability to recover any amounts due from such customers. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been and may in the future be negatively and significantly affected by a drop in oil or gas prices, which could affect our ability to collect, timely or at all, from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we will operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not expect to require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.
Baker Hughes Company 2025 Form 10-K | 21

Our customers' activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the reduction of their cash flow, financial condition and the ability of our customers to access equity or credit markets.
Our customers' access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments, and/or resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for credit losses or resulting in us collecting substantially less, or none, of the amounts owed to us by such customer.
Gross receivables related to our primary customer in Mexico were 4%, 7%, and 9% for 2025, 2024 and 2023, respectively. In addition to the potential risk of credit loss related to collection of accounts receivable with this customer, we have and may in the future, issue credit default swaps ("CDS") to third-party institutions related to borrowings to this customer who utilizes these funds to repay certain of our receivables. In the event of default by our customer to the financial institution, we would be required to pay the notional amount outstanding under the CDS, which may adversely impact our results of operations, short-term liquidity position, and cash flows.
LEGAL AND REGULATORY RISKS
Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.
We conduct business in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. In particular, goods, services, data, finances, people, and technology that cross international borders subject us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
Compliance-related issues could limit our ability to do business in certain countries, impact our earnings and cash flows, bring reputational harm, or result in governmental investigations leading to fines, penalties or other remedial measures. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations, and legal proceedings as well as new interpretations of existing legal rules and regulations: in particular, changes in export control laws or exchange control laws, currency conversion, repatriation of income or capital, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate, including changes in administration, can have a material effect on the laws, rules, and regulations that affect our operations and liquidity. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks. Given the highly dynamic nature of these restrictions and the unprecedented nature of these changes in recent years, and the uncertainty in the political landscape and unrest in certain areas of the world, our future success depends on the ability of our organization to react to such changes rapidly and appropriately to assure compliance as we continue to conduct business globally.
Our failure to comply with the Foreign Corrupt Practices Act ("FCPA") and other similar laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act, and various other anti-bribery and anti-corruption laws depends on the success of our ongoing compliance program, including our ability to successfully select, diligence, oversee, and manage our agents, distributors, joint venture partners, suppliers, and other third-party business partners, and supervise, train, and retain competent employees. These laws in many cases impose liability not only for the actions of our employees, but also for the improper conduct of third parties acting on our behalf. As a result, any failure by us, or by any of our employees or business partners, to comply with applicable anti-bribery and anti-
Baker Hughes Company 2025 Form 10-K | 22

corruption requirements could expose us to sanctions and civil and criminal prosecution, fines and penalties, as well as legal expenses and reputational harm that could negatively impact our relationships with customers, regulators, and other stakeholders.
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
We are subject to changes in tax laws, rates, treaties, and regulations in the various jurisdictions where we operate, any of which, including in the interpretation thereof, could have a material adverse impact on our tax expense, results of operations and cash flows. Further, the examinations and subsequent tax assessments by various tax authorities could increase our tax liabilities. Any changes to tax laws or rates or unfavorable positions taken by tax authorities have and could preclude our ability to fully utilize tax loss carryforwards and tax credits which could increase the amount of valuation allowances required against deferred tax assets and could adversely affect our financial condition, results of operations and cash flows.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing broad changes to the U.S. tax code, including modifications to federal income tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others taking effect in later years. The aggregate impact of the OBBBA remains uncertain. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact on our business, financial condition and results of operations.
In addition, we are subject to changes to the U.S. and foreign country tariffs, international trade agreements and policies. This includes proposed and enacted tariffs by the U.S. and foreign governments. Expansion of trade restrictions, changes to government policies related to tariffs or trade agreements could adversely affect our financial condition, results of operations and cash flows.
Recent changes in U.S. administrative policy, including increases in tariffs and any changes in international trade relations or trade agreements, may have an adverse effect on our business.
There is continued uncertainty about the future relationship between the U.S. and various other countries with respect to tariffs, trade policies, government regulations, treaties and trade agreements. Recent changes in U.S. administrative policy have led to significant increases in tariffs on goods imported into the U.S., particularly tariffs on products manufactured in Europe, Mexico and China. These tariffs, and additional proposed tariffs or other restrictive changes, have resulted, and may further result, in retaliatory trade measures in response to such actions and ongoing uncertainty regarding existing trade agreements and greater restrictions on free trade generally, among other possible changes. Further governmental action related to tariffs or international trade agreements, a trade war, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, would likely have an adverse effect on our business, financial condition or results of operations. To the extent that we incur incremental tariffs, we may need to recover such tariffs from our customers, and there is no guarantee such recoveries will occur.
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
Baker Hughes Company 2025 Form 10-K | 23

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
The tools, techniques, methodologies, programs and components we use to provide our products and services may infringe upon, misappropriate or otherwise violate the intellectual property rights of others or be challenged on that basis. Regardless of the merits, any such claims may result in significant legal and other costs and may distract management from running our core business. If such claims were decided against us, then we could be required to pay damages or develop or adopt non-infringing products or services. Resolving such claims with settlement could also increase our costs, including through royalty payments to acquire licenses, if available, from third parties and through the development of replacement technologies. If a license to resolve a claim were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows. Such claims could harm our image, trademarks and brands, competitive position, or our ability to expand our operations into other jurisdictions. There could be attendant negative publicity, even if ultimately decided in our favor. In addition, third parties may assert that the intellectual property or our rights therein are invalid or unenforceable. If applicable intellectual property rights were invalidated or deemed unenforceable, then the third-party could permit competing uses of such intellectual property rights which, in turn, could lead to a decline in revenues and sales.
Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our operations may adversely affect our business and operating results.
We and our business are subject to extensive domestic and international environmental, health and safety regulations. In addition to environmental, health and safety regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury, property damage, and human health risks due to exposure to hazardous substances or operations at our current or former facilities. Additionally, we may be impacted by material changes in environmental, health and safety regulations or subject to substantial liability for environmental impacts caused by our (or our predecessors') operations. Compliance with environmental laws and regulations and associated expenditures, including but not limited to our capital expenditures for environmental control equipment, are forecasted and may be inconsistent based on multiple variables. Our compliance cost forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose new or increased restrictions on air or other emissions, wastewater management, waste disposal, or wetland and land use practices; changes in standards of enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible party ("PRP"), or otherwise alleged to be responsible for environmental issues (including Superfund sites, the allocation of PRP liability at sites, or discovery of additional issues at existing sites), where additional expenditures may be required to comply with environmental legal obligations; and the accidental, unauthorized discharge of hazardous materials.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on GHG emissions and climate related risk. Compliance with GHG emission regulations applicable to our or our customers' operations could adversely affect our business and operating results.
In the United States, the U.S. Environmental Protection Agency ("EPA") has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA's Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry. In 2024, the EPA released a final rule expanding the scope of the reporting rule; however, the current administration has taken steps to reconsider these rules. In March 2025, the EPA released a final rule to extend 2025 reporting deadlines and in September 2025,
Baker Hughes Company 2025 Form 10-K | 24

proposed a rulemaking to remove and/or suspend program obligations applicable to various industry sectors. Newly enacted GHG emissions disclosure requirements and subsequent reconsiderations have been and likely will continue to be subject to ongoing legal challenges in the U.S. which may delay the implementation or enforcement of such rules. Although a reduction in GHG reporting obligations in the U.S. may be possible at the federal level in the short-term, with changing administrations and increased regulation by certain states, including California and New York, long-term regulatory trends suggest that regulation of GHG emissions in the United States is likely to increase over time. Further, regulatory requirements for sustainability reporting, including GHG emissions, are expanding internationally, including in the European Union and Australia.
International developments focused on restricting or otherwise disincentivizing GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the Glasgow Climate Pact; the EU and UK Emissions Trading Systems; the EU Methane Regulation; Article 8 of the EU Energy Efficiency Directive and the UK's Streamlined Energy and Carbon Reporting framework; and the EU and the UK's carbon border adjustment mechanisms. Caps or fees on carbon emissions have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. The implementation of these agreements and other existing or future regulatory mandates, may adversely affect the demand for our products and services, require us or our customers to reduce GHG emissions or impose taxes on us or our customers, all of which could have a material adverse effect on our results of operations. Regulatory disclosure requirements related to sustainability matters and future legislation and regulatory programs to address climate change or reduce emissions of GHGs may continue to increase our cost and burden of compliance or may subject us to potential legal and reputational risk, which could have an adverse effect on our business, financial condition and results of operations.
In addition, we continue our efforts to research, establish, accomplish and accurately report on the implementation of our emissions strategy, including our emissions reduction commitments, which may create additional operational risks and expenses and expose us to reputational, legal and other risks. While we create and publish voluntary disclosures regarding emissions matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many emissions matters.
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
Baker Hughes Company 2025 Form 10-K | 25

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
There can be no assurance that the steps we take to obtain, maintain, protect, defend and enforce our IP rights will be complete or adequate. Our applications for IP rights may not be granted entirely, as to key features, or at all. Our IP rights may fail to provide us with significant competitive advantages, particularly in jurisdictions where we have not invested in an intellectual property portfolio or that do not have, or do not enforce, strong IP rights. The weakening of protection for our trademarks, patents, trade secrets, copyrights and other IP rights could also adversely affect our business.
We are a party to a number of licenses that give us access to IP rights that is necessary or useful to our business. Our success depends in part on the ability of our licensors to obtain, maintain, protect, defend and sufficiently enforce the licensed IP rights we commercialize. Without protection for the IP rights we own or license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business products. There can be no assurances that we will be able to obtain or renew from third parties any licenses to use IP rights we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms. We would be adversely affected in the event that any such license agreement was terminated without the right for us to continue using the licensed IP rights.
Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our systems, data and business, and our relationships with customers and other third parties.
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, collaborators or suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber-attacks and other security incidents, pose risks to our and our customers', collaborators', suppliers' and third-party service providers' systems, data, and business, and the confidentiality, availability, and integrity of our data, as well as the data of our employees, customers, suppliers, and other third-party business partners. We utilize various procedures and controls to monitor and mitigate our exposure including maintaining a dedicated Cyber Fusion Center ("CFC") and engaging third-party experts. For more information see the "Risk Management & Strategy" section of Part 1 of Item 1C herein. While we attempt to mitigate these risks, we remain vulnerable to cyber-attacks and other security incidents, including ransomware incidents. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber-attacks, including, without limitation, due to the application of generative AI, an incident could occur and persist for an extended period without detection. Any investigation of a cyber-attack or other security incident would be inherently unpredictable, and it would take time before the completion of any investigation and the availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of such an incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber-attacks and other security incidents. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful, or the impacts may be
Baker Hughes Company 2025 Form 10-K | 26

irreversible. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our financial condition, results of operations and cash flows.
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
Our digital technologies and services, as well as third-party products, services and technologies on which we rely (including emerging technologies, such as AI programs), are subject to the risk of cyberattacks. Despite our and our service providers' efforts to protect our data and information, there can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks occur. In the normal conduct of our business, we, our customers, and our service providers have been and may in the future be vulnerable to security breaches, ransomware attacks, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems, defective products, loss of access to our data, production downtimes and operational disruptions; and, given the nature of such attacks, some incidents may remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. In addition, a cyber-attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, governmental entities, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with customers, collaborators, suppliers and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors become increasingly sophisticated in techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. Given the increased prevalence of customer-imposed connectivity, cybersecurity controls and other related contractual obligations towards customers or other third parties, there are an increased number of attack vectors and a cyber-attack or other security incident also could result in breach of contract or indemnity claims against us by customers or other counterparties.
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
We may use AI, machine learning, data science and similar technologies in our business, products and services, and challenges with properly managing such technologies could result in reputational harm, competitive harm or legal liability, and adversely affect our business, financial condition and results of operations.
AI, machine learning, data science and similar technologies, including third-party AI tools, may be enabled by, or integrated into, some of our business processes and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased, incorrect or incomplete information. The utilization of AI may increase our risk and liability exposure relating to confidentiality, intellectual property infringement, and client use restrictions. Our AI governance review process and safeguards may not be adequate to protect against these risks and challenges.
Baker Hughes Company 2025 Form 10-K | 27

Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to AI statutory regimes, data privacy rights or in relation to the use of AI for certain activities or use cases), this may expose us to regulatory action or litigation. It is possible that emerging regulations or changes to intellectual property laws may limit or block the use of AI in our business or otherwise impose restrictions that may adversely affect the efficiency of our business processes or solutions that were utilizing AI technologies.
Our competitors or other third parties may incorporate AI into their product and service offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
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
Demand for our services and products is highly correlated with global economic growth and substantially dependent on the levels of expenditures by our customers. Across our products and services, customer demand may be reduced due to global economic factors beyond our control, including but not limited to inflation, high interest rates, fluctuations in FX rates, and declining availability of credit. Specifically, for example, past oil and natural gas industry downturns have resulted in reduced demand for oilfield products and services and lower expenditures by our customers, which in the past has resulted, and may in the future result, in a prolonged reduction in oil and natural gas prices that may require us to record asset impairments, and we could experience decreased revenue, decreased profitability and reduction in cash flows. Such potential impairment charges and adverse operating metrics could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The condition of the capital markets and equity markets in general may affect the price of our common stock and our ability to obtain financing, if necessary. Although the Board of Governors of the Federal Reserve System cut interest rates in each of September, October and December 2025, further cuts are uncertain. Actions by the Board of Governors of the Federal Reserve System to raise interest rates could result in increased borrowing costs or make the cost of borrowing funds commercially unattractive. Furthermore, if our credit rating is downgraded, it could increase borrowing costs under credit facilities and issuances of commercial paper, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain, or issue new debt financing.
Baker Hughes Company 2025 Form 10-K | 28

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
Our fourth amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our fourth amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (4) any action asserting a claim governed by the internal affairs doctrine. Our fourth amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our fourth amended and restated certificate of incorporation may limit our shareholders' ability to obtain a favorable judicial forum for disputes with us.
This exclusive forum provision applies to certain state law claims and will not apply to claims under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act. In addition, our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a shareholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and employees.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Baker Hughes Company 2025 Form 10-K | 29

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
We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, and program enhancements. We also include cybersecurity training as part of our required annual employee training program. In addition, cybersecurity and privacy training and awareness is integrated and continues throughout the year, utilizing various delivery methods such as mock phishing campaigns, training sessions, and informational articles.
Third-Party Security Experts
We engage third-party security experts to supplement our internal CFC team as well as for assessments, penetration tests and program enhancements, including vulnerability assessments, security framework maturity assessments and identification of areas for continued focus and improvement. In addition, our third-party experts work with us to conduct tabletop exercises and internal phishing awareness campaigns. We use the findings of
Baker Hughes Company 2025 Form 10-K | 30

these exercises to improve our practices, procedures, and technologies. We also engage third-party security experts to support our cybersecurity threat and incident response management and maintain information security risk insurance coverage.
Identification of Threats Associated with Third Parties
Baker Hughes utilizes a third-party risk management ("TPRM") program to identify, assess, monitor, and mitigate risks associated with suppliers and vendors, including cybersecurity risks. We conduct initial risk assessments of third-party suppliers and service providers based on various factors to classify each into a risk category. Our TPRM program is designed to apply our most rigorous processes to those suppliers and service providers that are classified into the highest risk category. These processes include due diligence assessments of third-party suppliers and service providers that have access to Baker Hughes networks, digital confidential information, and information systems in order to assess the risks from cybersecurity threats that could impact our suppliers and third-party service providers. We leverage external partners to assist with the regular assessment of our top-priority suppliers and third-party service providers to identify, review and address risks, including deeper reviews of their cybersecurity controls. We track the identified deficiencies and include with other cybersecurity metrics based on their severity. We also require that our suppliers and third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards.
Incidents & Risks
To our knowledge, we have not experienced a material cybersecurity incident and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any material risks from cybersecurity threats that have affected the Company. For more information on our cybersecurity risks, see "Technology Risks" identified in the "Risk Factors" section of Part 1 of Item 1A herein.
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
The Audit Committee receives reports on our cybersecurity program and developments from our CISO at each of our regular meetings, which occur at least four times per year. These reports typically include analyses of recent cybersecurity threats and incidents at the Company and across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status, as well as a review of our third-party service providers. Our digital technology, legal, and the corporate audit functions also routinely present to the Audit Committee on key cybersecurity topics and, on at least an annual basis, the Board receives reports on our cybersecurity program and developments from the CISO.
Management
Our programs are focused on building digital trust through sound oversight of cybersecurity and data privacy protections and the responsible use of data and technology. We operate a CFC, and we have a cross-functional approach to addressing cybersecurity-related risks through the functional compliance structures in our digital technology and legal organizations with oversight from the corporate audit and controllership functions. The cybersecurity and legal functions employ full-time resources in cybersecurity and privacy roles with expertise in managing cybersecurity and privacy compliance and risks and responding to incidents.
Our senior executive leadership is actively engaged in the oversight and strategic direction of our cybersecurity and digital data protection programs. The senior executive leadership-level Cybersecurity Steering Committee ("CSC") is responsible for assessing cybersecurity risks, providing direction and oversight for risk mitigation action, and assisting the Audit Committee in overseeing the Company’s cybersecurity risks. The CSC also receives monthly reports on the Company's cybersecurity program and developments from our CISO and legal representatives. The
Baker Hughes Company 2025 Form 10-K | 31

CSC is chaired by our CISO. The senior executive leadership members include the Chief Information & Infrastructure Officer; Chief Legal Officer; Executive Vice President and Chief Financial Officer; Vice President, Chief Compliance Officer and Corporate Secretary; and Chief Infrastructure & Performance Officer.
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
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2025:

Oilfield Services & Equipment:
Houston, Pasadena, and The Woodlands, Texas; Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen and Montrose, Scotland; Nailsea and Newcastle, England; Macae and Niteroi, Brazil; Singapore, Singapore; Jandakot, Australia; Kakinada, India; Mesaieed, Qatar; Abu Dhabi and Dubai, United Arab Emirates; Dammam and Dhahran, Saudi Arabia; Luanda, Angola; Port Harcourt, Nigeria

Industrial & Energy Technology:
Pasadena and Houston, Texas; Minden, Nevada - all located in the United States; Florence, Massa, Avenza, Bari, and Talamona, Italy; Calgary, Canada; Le Creusot, France; Fot, Hungary; Hurth and Wunstorf, Germany; Pilsen, Czech Republic; Shanghai and Suzhou, China; Dammam, Saudi Arabia; Coimbatore, India

We lease our corporate headquarters in Houston, Texas. We also own or lease numerous other facilities such as service centers, blend plants, workshops, and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools, and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes and are operating at a level consistent with the requirements of the industry in which we operate.
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
Baker Hughes Company 2025 Form 10-K | 32

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock, $0.0001 par value per share, is traded on the Nasdaq Global Select Market under the ticker symbol 'BKR'. As of January 22, 2026, there were approximately 5,141 stockholders of record.
The following table contains information about our purchases of Class A common stock equity securities during the fourth quarter of 2025.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3) (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3) (4)
October 1-31, 2025	2,829	$46.76	—	$1,348,978,828
November 1-30, 2025	2,693	48.21	—	$1,348,978,828
December 1-31, 2025	1,581	49.50	—	$1,348,978,828
Total	7,103	$47.92	—
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
(4)During the three months ended December 31, 2025, we repurchased no shares of Class A common stock.
Baker Hughes Company 2025 Form 10-K | 33

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
Comparison of Five-Year Cumulative Total Return
BKR, S&P 500 Stock Index, S&P 500 Oil and Gas Equipment and Services Index, and OSX

	2020	2021	2022	2023	2024	2025
Baker Hughes Company ("BKR")	$100.00	$118.97	$149.79	$177.60	$218.60	$247.93
S&P 500 Stock Index	100.00	128.68	105.36	133.03	166.28	195.98
S&P 500 Oil and Gas Equipment and Services Index	100.00	127.56	210.25	214.06	186.98	200.63
Philadelphia Oil Service Index ("OSX")	100.00	120.74	194.98	198.71	175.53	181.72
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2020 in Baker Hughes common stock, the S&P 500 Index, the S&P 500 Oil and Gas Equipment and Services Index, and the OSX.
The corporate performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.
ITEM 6. [RESERVED]
Baker Hughes Company 2025 Form 10-K | 34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our two business segments: OFSE and IET. We sell products and services primarily in the global oil and gas and broader energy and industrial markets.
EXECUTIVE SUMMARY
Market Conditions
During 2025, we saw a decline in global upstream capital spending as a result of ongoing geopolitical tensions, uncertainty around international trade policy, and operator concerns about the accelerated return of idled supply from the Organization of the Petroleum Exporting Countries and its allies ("OPEC+").
As we look to 2026, during which we anticipate modestly stronger year-over-year GDP growth, oil prices are likely to reflect evolving market conditions, as markets assess geopolitical uncertainty and its potential impact on supply against rising OPEC+ and offshore production. Taking these macro factors into consideration, we forecast modest declines in global upstream spending. We believe further reduction in idled OPEC+ production, alongside more constructive oil supply-and-demand balances, is required before a broad inflection in oilfield services activity emerges. Longer term, the outlook remains constructive, particularly internationally and offshore, where significant investment will be required to sustain production growth and meet rising global oil demand. We also see continued growth in OpEx-driven upstream investment, as operators focus on enhancing recovery rates and extending the life of existing assets.
Following approximately 7% growth in LNG demand in 2025, we remain optimistic on the global natural gas outlook, supported by increasing demand for LNG and a continued shift towards natural gas developments. We believe the positive fundamentals are less affected by macro uncertainty but are driven by continued long-term energy demand growth, which is being driven by population growth, higher living standards, and accelerating electrification, with AI and data center expansion adding a new structural layer of power demand. Increasingly, natural gas is the source of this power due to its reliable, scalable, and dispatchable nature, coupled with its ability to lower emissions throughout the energy ecosystem.
Financial Results and Key Company Initiatives
In 2025, the Company generated revenues of $27.7 billion, a decrease of $0.1 billion compared to 2024. IET revenue increased $1.2 billion, or 10%, driven by strong growth in Gas Technology Equipment ("GTE") and Gas Technology Services ("GTS"). OFSE revenue decreased $1.3 billion, or 8%, driven by a decline in revenue in all regions. Net income was $2.6 billion, a decrease of $0.4 billion, or 13%, compared to 2024, with a decline in the mark-to-market adjustment for certain equity securities, change in mix, transaction related costs and lower volume, partially offset by cost out initiatives, net productivity and price.
As a part of our anticipated acquisition of Chart, Chart shareholders approved the acquisition of Chart by the Company (the "Chart acquisition") on October 6, 2025. With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress. On portfolio management actions, we closed the acquisition of Continental Disc Corporation ("CDC") on August 7, 2025. The sale of Precision Sensors & Instrumentation to Crane Company and the creation of the Surface Pressure Control joint venture with Cactus closed on January 1, 2026.
In the first quarter of 2025, we increased our quarterly dividend by two cents to $0.23 per share. For the full year of 2025, we returned a total of $1.3 billion to shareholders in the form of dividends and share repurchases.
Baker Hughes Company 2025 Form 10-K | 35

Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
•OFSE outlook: We expect continued soft market conditions through most of 2026, reflecting customer caution amid oil price uncertainty, with the potential for modest improvement later in the year as excess oil supply begins to moderate.
•IET outlook: We see sustained strength in LNG and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets, with a growing emphasis on data centers.
We also expect to see continued growth in new energy solutions specifically focused on reducing carbon emissions for the energy and broader industrial sectors. These include hydrogen; geothermal; CCUS; energy storage; clean power; and emissions abatement solutions. Continued signs of tightness in the aeroderivative supply chain, including extended lead times, will remain a factor to monitor and manage operationally.
Overall, we believe our portfolio is uniquely positioned to compete across the energy and industrial value chains and deliver integrated, high-impact solutions for our customers. Over time, we believe global energy demand will continue to rise, supported by durable, secular macroeconomic trends, with hydrocarbons continuing to play a fundamental role in meeting the world's energy needs. As such, we remain focused on delivering innovative, lower-emission, and cost-effective solutions that drive meaningful improvements in operational and financial performance for our customers.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the years ended December 31, 2025, 2024, and 2023, and should be read in conjunction with our consolidated financial statements and related notes.
Our revenue is predominantly generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development, and production. This spending is driven by a number of factors, including our customers' forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations, and their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Outside North America, customer spending is influenced by Brent oil prices. In North America, customer spending is influenced by WTI oil prices and natural gas prices as measured by the Henry Hub Natural Gas Spot Price.
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2025	2024	2023
Brent oil prices ($/Bbl) (1)	$69.14	$80.52	$82.49
WTI oil prices ($/Bbl) (2)	65.39	76.63	77.58
Natural gas prices ($/mmBtu) (3)	3.52	2.19	2.53
(1)Energy Information Administration ("EIA") Europe Brent ("Brent") Spot Price per Barrel
(2)EIA Cushing, OK West Texas Intermediate ("WTI") Spot Price per Barrel
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Baker Hughes Company 2025 Form 10-K | 36

Rig Count
Rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active or operating, they consume products and services produced by the oil service industry. Therefore, rig counts may act as a leading indicator of market activity and reflect the relative strength of energy prices; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as onshore China, because this information is not readily available.
The rig counts are summarized in the table below as averages for each of the periods indicated based on our published rig counts on our website at www.bakerhughes.com.

	2025	2024	2023
North America	738	787	866
International	1,080	1,161	1,221
Worldwide	1,818	1,948	2,087
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Our consolidated statements of income display sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance, and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within MD&A.
Our results of operations are evaluated by our chief operating decision maker, who is the Company's Chief Executive Officer, on a consolidated basis as well as at the segment level. The performance of each segment is evaluated based on segment EBITDA, which is defined as income (loss) before income taxes and before the following: net interest expense, costs associated with significant restructuring programs, depreciation and amortization, and unallocated corporate costs and other income (expense).
In evaluating the performance, we primarily use the following:
Volume: Volume is defined as the increase or decrease in products and/or services sold period-over-period excluding the impact of FX and price. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period.
Price: Price is defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
Business Mix: Business mix is defined as period-over-period change in sales mix within segments.
Cost out initiatives: Cost out initiatives, including restructuring programs.
Baker Hughes Company 2025 Form 10-K | 37

FX: FX measures the translational foreign exchange impact, or the translation impact of the period-over-period change on sales and costs directly attributable to change in the FX rate compared to the U.S. dollar. FX impact is calculated by multiplying the functional currency amounts (revenue or profit) with the period-over-period FX rate variance, using the average exchange rate for the respective period. This also includes the period-over-period variance of transactional foreign exchange, aside from those foreign currency devaluations that are reported separately for business evaluation purposes.
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e. price paid) of direct material, compensation and benefits, and overhead costs.
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume, price, business mix, FX, and (inflation)/deflation as defined above. Improved or lower period-over-period cost productivity is the result of production, schedule and cost efficiencies or inefficiencies.
Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Year Ended December 31,			$ Change
	2025	2024	2023	From 2024 to 2025	From 2023 to 2024
Orders:
Oilfield Services & Equipment	$14,714	$15,240	$16,344	$(526)	$(1,104)
Gas Technology Equipment	6,075	5,675	7,367	399	(1,692)
Gas Technology Services	3,769	3,141	3,004	628	137
Total Gas Technology	9,844	8,816	10,372	1,027	(1,555)
Industrial Products	2,097	2,079	2,069	19	10
Industrial Solutions	1,296	1,151	1,085	145	66
Controls (1)	—	—	66	—	(66)
Total Industrial Technology	3,393	3,230	3,220	163	10
Climate Technology Solutions (2)	1,634	954	586	681	367
Industrial & Energy Technology	14,871	13,000	14,178	1,871	(1,178)
Total	$29,585	$28,240	$30,522	$1,345	$(2,282)
(1)The sale of our controls business was completed in April 2023.
(2)For the years ended December 31, 2025, 2024, and 2023, total new energy orders incorporates Climate Technology Solutions ("CTS") in IET.
The RPO relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of December 31, 2025, RPO totaled $35.9 billion, of which OFSE totaled $3.5 billion and IET totaled $32.4 billion.
Fiscal Year 2025 to Fiscal Year 2024
Revenue decreased $0.1 billion to $27.7 billion. OFSE decreased $1.3 billion, or 8%, and IET increased $1.2 billion, or 10%.
Selling, general and administrative costs decreased $71 million, or 3%, to $2,387 million.
Research and development costs decreased $43 million, or 7%, to $600 million.
Baker Hughes Company 2025 Form 10-K | 38

Restructuring charges were $215 million in 2025, primarily related to employee termination expenses and footprint consolidation. In 2024, restructuring charges were $260 million, primarily related to streamlining of the OFSE operating model.
We recorded other expense of $243 million in 2025, which included $107 million of transaction costs related to business acquisition and disposal activities and a net loss of $103 million from the change in fair value of equity securities. In 2024, we recorded $341 million of other income. Included in this amount was a net gain of $367 million from the change in fair value of equity securities.
Net interest expense incurred in 2025 was $222 million, which includes interest income of $82 million. Net interest expense increased $25 million compared to 2024.
We recorded income taxes in 2025 and 2024 of $253 million and $257 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily the net impact of $308 million and $664 million reversal of valuation allowances in 2025 and 2024, respectively, with the rate in both years also reflecting income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. The valuation allowances on the associated deferred tax assets have been released as a result of the U.K. and the U.S. moving into and/or maintaining cumulative three-year profit positions, demonstrating an increasing pattern of profitability, along with recent tax credit utilization, and the forecasted continuation of profitability in both jurisdictions.
Net income decreased $0.4 billion, or 13%, to $2.6 billion compared to 2024.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Year Ended December 31,
	2025	2024	$ Change
Revenue
Well Construction	$3,646	$4,145	$(499)
Completions, Intervention, and Measurements	3,750	4,154	(403)
Production Solutions	3,806	3,860	(54)
Subsea & Surface Pressure Systems	3,122	3,470	(348)
Total	$14,324	$15,628	$(1,304)

Cost of goods and services sold	$11,532	$12,448	$(915)
Research and development costs	241	260	(19)
Selling, general and administrative	876	932	(57)
Other (income) expense	(11)	—	(11)
Less: Depreciation and amortization	(932)	(893)	(40)

Segment EBITDA	$2,618	$2,881	$(263)
OFSE revenue of $14,324 million decreased $1,304 million, or 8%, in 2025 compared to 2024, due to reduced oilfield activity as reflected in the reduced rig count. From a geographical perspective, international revenue was $10,551 million, a decrease of $1,121 million, or 10%, from 2024, down in all regions. North America revenue was $3,773 million in 2025, a decrease of $183 million, or 5%, from 2024.
OFSE segment EBITDA of $2,618 million decreased $263 million, or 9%, in 2025 compared to 2024. The reduction of EBITDA in 2025 was a result of lower volume, change in mix, and inflation, partially offset by cost out initiatives, and overall productivity.
Baker Hughes Company 2025 Form 10-K | 39

Industrial & Energy Technology

	Year Ended December 31,
	2025	2024	$ Change
Revenue
Gas Technology Equipment	$6,619	$5,693	$926
Gas Technology Services	3,028	2,797	231
Total Gas Technology	9,647	8,490	1,157
Industrial Products	1,991	2,040	(49)
Industrial Solutions	1,123	1,065	58
Total Industrial Technology	3,114	3,105	9
Climate Technology Solutions	647	605	42
Total	$13,409	$12,201	$1,208

Cost of goods and services sold	$9,594	$8,738	$856
Research and development costs	359	383	(24)
Selling, general and administrative	1,215	1,250	(35)
Other (income) expense	(8)	—	(8)
Less: Depreciation and amortization	(233)	(220)	(13)

Segment EBITDA	$2,482	$2,050	$432
IET revenue of $13,409 million increased $1,208 million, or 10%, in 2025 compared to 2024, driven by GTE and GTS.
IET segment EBITDA of $2,482 million increased $432 million, or 21%, in 2025 compared to 2024. The improved performance in 2025 was driven by higher volume, price, FX, cost out initiatives, partially offset by inflation, and change in mix.
Fiscal Year 2024 to Fiscal Year 2023
Revenue increased $2.3 billion, or 9%, to $27.8 billion. OFSE increased $0.3 billion, or 2%, and IET increased $2.1 billion, or 20%.
Selling, general and administrative costs decreased $153 million, or 6%, to $2,458 million driven primarily by a continued focus on cost optimization, partially offset by inflationary pressure.
Research and development costs decreased $8 million, or 1%, to $643 million.
Restructuring charges were $260 million in 2024, primarily related to streamlining of the OFSE operating model. In 2023, restructuring charges were $313 million reflecting costs to align the business with the Company's market outlook.
We recorded other income of $341 million and $544 million in 2024 and 2023, respectively, which included a net gain of $367 million and $555 million, respectively, from the change in fair value of equity securities.
Net interest expense incurred in 2024 was $198 million, which includes interest income of $93 million. Net interest expense decreased $18 million compared to 2023, with higher interest income primarily driven by higher average cash on deposit.
We recorded income taxes in 2024 and 2023 of $257 million and $685 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily impacted by the $664 million reversal of a valuation allowance in 2024, with the rate in both years also reflecting income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. The
Baker Hughes Company 2025 Form 10-K | 40

valuation allowance on the associated deferred tax assets has been released as a result of the U.S. moving into and maintaining a cumulative three-year profit position, which is supported by an increasing pattern of profitability, recent demonstration of tax credit utilization, and the forecasted continuation of profitability in the U.S.
Net income increased $1 billion, or 53%, to $3 billion compared to 2023.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Year Ended December 31,
	2024	2023	$ Change
Revenue
Well Construction	$4,145	$4,387	$(242)
Completions, Intervention, and Measurements	4,154	4,170	(16)
Production Solutions	3,860	3,854	6
Subsea & Surface Pressure Systems	3,470	2,950	520
Total	$15,628	$15,361	$268

Cost of goods and services sold	$12,448	$12,282	$166
Research and development costs	260	278	(18)
Selling, general and administrative	932	1,055	(123)
Less: Depreciation and amortization	(893)	(849)	(44)

Segment EBITDA	$2,881	$2,595	$286
OFSE revenue of $15,628 million increased $268 million, or 2%, in 2024 compared to 2023, driven by Subsea & Surface Pressure Systems ("SSPS"). From a geographical perspective, international revenue was $11,673 million, an increase of $428 million, or 4%, from 2023, primarily driven by the Europe/CIS/Sub-Saharan Africa regions, partially offset by the Latin America and Middle East/Asia regions. North America revenue was $3,955 million in 2024, a decrease of $161 million, or 4%, from 2023.
OFSE segment EBITDA of $2,881 million increased $286, or 11%, in 2024 compared to 2023. The improved performance in 2024 was a result of higher price, cost-out initiatives, and, to a lesser extent, volume with higher proportionate growth in SSPS, partially offset by inflationary pressure.
Baker Hughes Company 2025 Form 10-K | 41

Industrial & Energy Technology

	Year Ended December 31,
	2024	2023	$ Change
Revenue
Gas Technology Equipment	$5,693	$4,232	$1,461
Gas Technology Services	2,797	2,600	197
Total Gas Technology	8,490	6,832	1,658
Industrial Products	2,040	1,962	78
Industrial Solutions	1,065	983	81
Controls (1)	—	41	(41)
Total Industrial Technology	3,105	2,987	118
Climate Technology Solutions	605	326	279
Total	$12,201	$10,145	$2,055

Cost of goods and services sold	$8,738	$7,220	$1,518
Research and development costs	383	373	10
Selling, general and administrative	1,250	1,242	8
Less: Depreciation and amortization	(220)	(217)	(3)

Segment EBITDA	$2,050	$1,527	$523
(1)The sale of our controls business was completed in April 2023.
IET revenue of $12,201 million increased $2,055 million, or 20%, in 2024 compared to 2023. The increase was primarily in GTE, and, to a lesser extent, in GTS.
IET segment EBITDA of $2,050 million increased $523, or 34%, in 2024 compared to 2023. The improved performance in 2024 was driven by higher volume primarily from higher proportionate growth in GTE, price, and cost-out initiatives, partially offset by inflationary pressure.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and sufficient liquidity. At December 31, 2025, we had cash and cash equivalents of $3.7 billion, compared to $3.4 billion at December 31, 2024.
In the U.S. we held cash and cash equivalents of approximately $0.7 billion and $0.6 billion as of December 31, 2025 and 2024, respectively, and outside the U.S. of approximately $3.0 billion and $2.8 billion as of December 31, 2025 and 2024, respectively. A substantial portion of the cash held outside the U.S. at December 31, 2025 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At December 31, 2025 and 2024, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Debt" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2025, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
Baker Hughes Company 2025 Form 10-K | 42

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
On July 28, 2025, we entered into a definitive agreement to acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of approximately $13.6 billion. Our expected sources of funds for the acquisition include cash and cash equivalents to be generated from cash flow from operations, expected asset sales proceeds, and new debt financing. As a result, we entered into a senior unsecured 364-day bridge facility (the "Bridge Facility") and a senior unsecured delayed-draw term loan facility (the "DDTL"). The final structure of the new debt financing will be determined prior to transaction close. The incurrence of new indebtedness would increase our leverage and debt service requirements, which could impact our future financial condition and results of operations.
During the year ended December 31, 2025, we dispersed cash to fund a variety of activities, including certain working capital needs, capital expenditures, business acquisitions, the payment of dividends, and repurchases of our common stock.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2025	2024	2023
Operating activities	$3,810	$3,332	$3,062
Investing activities	(2,044)	(1,016)	(817)
Financing activities	(1,482)	(1,527)	(2,028)
Operating Activities
Cash flows provided by operating activities were $3,810 million, $3,332 million, and $3,062 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services, including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash from operating activities is primarily generated from net income or loss, adjusted for certain noncash items (including depreciation, amortization, change in fair value of equity securities, stock-based compensation cost, deferred tax benefit or provision, and the impairment of certain assets).
In 2025, net working capital cash generation was $713 million, mainly due to strong collections of receivables and contract assets, partially offset by progress collections.
In 2024, net working capital cash generation was $7 million, mainly due to progress collections, mostly offset by an increase in receivables, inventory, and contract assets as the business continued to expand.
In 2023, net working capital cash generation was $42 million, mainly due to strong progress collections on equipment contracts, mostly offset by an increase in receivables and inventory due to expansion of the business.
Included in the cash flows from operating activities in 2025, 2024, and 2023 are payments of $182 million, $217 million, and $142 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Baker Hughes Company 2025 Form 10-K | 43

Investing Activities
Cash flows used in investing activities were $2,044 million, $1,016 million, and $817 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $1,273 million, $1,278 million, and $1,224 million for 2025, 2024, and 2023, respectively, partially offset by cash flows from the disposal of PP&E of $195 million, $203 million, and $208 million in 2025, 2024, and 2023, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
In 2025, we completed the acquisition of CDC in the IET segment in an all-cash transaction for approximately $543 million.
In 2025, we entered into an agreement to acquire Chart. Under the terms of the agreement, we paid $258 million for the termination fee and the reimbursement of certain expenses on behalf of Chart to Flowserve Corporation ("Flowserve"), as a result of the termination of the merger agreement by and among Chart, Flowserve, and certain subsidiaries of Flowserve.
In 2023, we completed the acquisition of businesses for total cash consideration of $301 million, net of cash acquired, which consisted primarily of the acquisition of Altus Intervention in the OFSE segment. We also completed the sale of businesses and received total cash consideration of $293 million, which consisted primarily of the sale of our Nexus Controls business in the IET segment.
We had proceeds from the sale of certain equity securities of $1 million, $92 million, and $372 million in 2025, 2024, and 2023, respectively.
The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars and remit cash from our Argentine operations. There is an indirect foreign exchange mechanism known as a Blue Chip Swap that enables companies to transfer U.S. dollars out of and into Argentina, effectively at a parallel U.S. dollar exchange rate. In 2024 and 2023, we entered into transactions in order to remit cash from our Argentine operations, resulting in a net loss and a net cash outflow of $7 million and $66 million, respectively, which is included in other investing activities.
Financing Activities
Cash flows used in financing activities were $1,482 million, $1,527 million, and $2,028 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We increased our quarterly dividend by two cents to $0.23 and one cent to $0.21 per share in 2025 and 2024, respectively. We paid dividends of $910 million, $836 million, and $786 million to our Class A stockholders in 2025, 2024, and 2023, respectively.
We repurchased and canceled 9.8 million, 15.2 million, and 16.3 million shares of Class A common stock for a total of $384 million, $484 million, and $538 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
In 2024, we repaid long-term debt of $143 million, primarily related to debentures that matured in the second quarter of 2024. In 2023, we repaid long-term debt of $651 million, primarily related to certain senior notes that matured in December of 2023.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, the Bridge Facility, the DDTL, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our
Baker Hughes Company 2025 Form 10-K | 44

working capital needs; meet contractual obligations; fund strategic growth initiatives, capital expenditures, and dividends; repay debt; repurchase our common stock; and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2026 will be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $1.0 billion in 2026.
Contractual Obligations and Commitments
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2025 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties, and other factors.
See "Note 9. Debt" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our long-term debt. See "Note 8. Leases" of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our operating leases.
As of December 31, 2025, we had expected cash payments for estimated interest on our long-term debt and finance lease obligations of $247 million payable within the next twelve months and $2,223 million payable thereafter.
As of December 31, 2025, we had purchase obligations of $1,840 million payable within the next twelve months and $540 million payable thereafter. Our purchase obligations include expenditures for capital assets for 2026 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $656 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations discussed above. See "Note 11. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Other Factors Affecting Liquidity
Registration Statement: In December 2023, Baker Hughes, together with Baker Hughes Holdings LLC ("BHH LLC") and Baker Hughes Co-Obligor, Inc. filed a universal automatic shelf registration statement on Form S-3ASR with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold will be described in supplemental filings with the SEC. There were no sales of such securities during the year ended December 31, 2025. The registration statement will expire in December 2026.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk by working with our customers to restructure their debts or utilizing available trade receivable facilities that enable us to manage collection risk. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectable accounts receivable, nor are any such balances currently in dispute. During 2025 and 2024, the Company had CDS in the total of $775 million and $553 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico
Baker Hughes Company 2025 Form 10-K | 45

who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $287 million and $412 million as of December 31, 2025 and 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of December 31, 2025, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. As of December 31, 2025, 16% of our gross customer receivables were from customers in the U.S. and 10% were from customers in the United Arab Emirates. As of December 31, 2024, 16% of our gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. No other country accounted for more than 10% of our gross customer receivables at these dates.
International operations: Our cash that is held outside the U.S. is 82% of the total cash balance as of December 31, 2025. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $5,808 million as of December 31, 2025, with maturities ranging from 2026 to 2047. The Debt Securities constitute debt obligations of BHH LLC, an indirect, 100% owned subsidiary and the primary operating company of Baker Hughes, and Baker Hughes Co-Obligor, Inc, a 100% owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
Management has elected to include summarized financial information for the Issuers, notwithstanding that SEC Rule 13‑01 would otherwise permit its omission because the combined assets, liabilities, and results of operations of the Issuers are not materially different from the corresponding amounts presented in Baker Hughes Company's consolidated financial statements. We believe the information will be useful in connection with future debt financing activities associated with the Chart acquisition.

Year Ended December 31,
Summarized Income Statement data (In millions)	2025
Revenues	$27,733
Costs and expenses	24,848
Net income	2,767
Net income attributable to Baker Hughes Company	2,731

December 31,
Summarized Balance Sheet data (In millions)	2025
Current assets	$18,518
Noncurrent assets	22,054
Current liabilities	13,301
Noncurrent liabilities	7,993
CRITICAL ACCOUNTING ESTIMATES
An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our consolidated financial statements. These estimates
Baker Hughes Company 2025 Form 10-K | 46

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
The Audit Committee of the Board has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2025. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.
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
To develop our billing estimates, we consider the number of billable events that will occur based on estimated utilization of the asset under contract over the life of the contract term. This estimated utilization will consider both historical and market conditions, asset retirements, and new product introductions, if applicable.
To develop our cost estimates, we consider the timing and extent of maintenance and overhaul events, including the amount and cost of labor, spare parts, and other resources required to perform the services. In developing our cost estimates, we utilize a combination of our historical cost experience and expected cost improvements. Cost improvements are only included in future cost estimates after savings have been observed in actual results or proven effective through an extensive regulatory or engineering approval process.
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
Revisions to cost or billing estimates may affect a product services agreement's total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $18 million, $(11) million and $15 million for the three years ended December 31, 2025, 2024 and 2023, respectively. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. Cash billings collected on these contracts were approximately $0.7 billion and $0.6 billion during the years ended December 31, 2025 and 2024, respectively. Our contracts (on average) are approximately 13% complete based on costs incurred to date and our estimate of future costs.
Revenue Recognition on Sale of Customized Equipment
We recognize revenue on agreements for sales of equipment manufactured to unique customer specifications, including long-term construction projects, on an over time basis utilizing cost inputs as the measurement criteria in assessing the progress toward completion. Our estimation of the total costs required to fulfill our promise to a customer is generally based on our history of manufacturing similar assets for customers. This estimation of cost is critical to our revenue recognition process and is updated routinely to reflect changes in quantity or cost of the
Baker Hughes Company 2025 Form 10-K | 47

inputs. In certain projects, the underlying technology or promise to the customer is unique to what we have historically promised, and reliably estimating the total cost to fulfill the promise to the customer requires a significant level of judgment. We provide for potential losses on any of these agreements when it is probable that we will incur the loss. The total revenue recognized for the sale of equipment on an over time basis during the twelve months ended December 31, 2025, 2024, and 2023 was $8.4 billion, $8.5 billion, and $6.1 billion, respectively.
Goodwill and Other Long-Lived Assets
We perform an annual impairment test of goodwill for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test, we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. If, after assessing the existence of events and circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, we would be required to perform a quantitative impairment assessment of goodwill, which involves the use of significant estimates and assumptions and typically requires analysis of discounted cash flows and other market information, such as trading multiples and comparable transactions.
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
Income Taxes
Our effective tax rate is based on our income, statutory tax rates, and differences between tax laws and U.S. GAAP in various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Our rate may be further impacted by the repatriation of foreign earnings that are considered indefinitely reinvested to the extent the repatriation would result in additional taxes, such as withholding and income taxes. Indefinite reinvestment is determined by management’s judgment and intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these foreign earnings have been indefinitely reinvested in active non-U.S. business operations. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
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
Baker Hughes Company 2025 Form 10-K | 48

valuation allowance, it does carry greater weight within the broader assessment when alongside other, more subjective evidence, including projections for future growth.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $525 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2025. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K, including MD&A and certain statements in the Notes to Consolidated Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part 1 of Item 1A of this Form 10-K and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
Baker Hughes Company 2025 Form 10-K | 49

INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. As of December 31, 2025, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. Each of the interest rate swaps is designated and qualifies as a fair value hedging instrument. The interest rate swaps are considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge was recorded as a gain or loss in interest expense and was equally offset by the gain or loss of the underlying debt instrument, which also was recorded in interest expense.
The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2026	2027	2028	2029	2030	Thereafter	Total (2)
As of December 31, 2025
Long-term debt (1)	$600	$1,350	$—	$760	$500	$2,496	$5,706
Weighted average interest rates	2.35%	4.89%	—%	3.48%	4.57%	4.16%	4.08%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $5.4 billion at December 31, 2025.
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
Additionally, we buy, manufacture, and sell components and products across global markets. These activities expose us to changes in foreign currency exchange rates, commodity prices, and interest rates, which can adversely affect revenue earned and costs of our operating businesses. When the currency in which equipment is sold differs from the primary currency of the legal entity and the exchange rate fluctuates, it will affect the revenue earned on the sale. These sales and purchase transactions also create receivables and payables denominated in foreign currencies and exposure to foreign currency gains and losses based on changes in exchange rates. Changes in the price of raw materials used in manufacturing can affect the cost of manufacturing. We use derivatives to mitigate or eliminate these exposures, where appropriate.
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $4.0 billion and $3.0 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2025 and 2024, respectively. The notional amounts of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2025, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $15 million to our pre-tax earnings; however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 15. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.
Baker Hughes Company 2025 Form 10-K | 50

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2025. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

/s/ LORENZO SIMONELLI Lorenzo Simonelli Chairman, President and Chief Executive Officer	/s/ AHMED MOGHAL Ahmed Moghal Executive Vice President and Chief Financial Officer	/s/ REBECCA CHARLTON Rebecca Charlton Senior Vice President, Controller and Chief Accounting Officer
Houston, Texas
February 5, 2026
Baker Hughes Company 2025 Form 10-K | 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Baker Hughes Company:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Baker Hughes Company 2025 Form 10-K | 52

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's revenue recognition process for sales of equipment manufactured to unique customer specifications. This included controls pertaining to the Company's estimation of costs expected to be incurred to complete contracts for sales of equipment manufactured to unique customer specifications. We evaluated the Company's ability to accurately estimate costs expected to be incurred to complete the contracts for sales of equipment manufactured to unique customer specifications. We evaluated the estimated costs expected to be incurred to complete the equipment manufactured to unique customer specifications for the contracts by:
–questioning the Company's finance and project managers regarding progress to date based on the latest project reports and the costs expected to be incurred until completion, including confirmations with certain subcontractors;
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
/s/ KPMG LLP
Houston, Texas
February 5, 2026
Baker Hughes Company 2025 Form 10-K | 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Baker Hughes Company:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 5, 2026
Baker Hughes Company 2025 Form 10-K | 54

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Revenue:
Sales of goods	$18,216	$17,810	$15,617
Sales of services	9,517	10,019	9,889
Total revenue	27,733	27,829	25,506
Costs and expenses:
Cost of goods sold	14,388	14,291	12,801
Cost of services sold	6,801	7,055	6,803
Selling, general and administrative	2,387	2,458	2,611
Research and development costs	600	643	651
Restructuring	215	260	313
Other (income) expense, net	243	(341)	(544)
Interest expense, net	222	198	216
Income before income taxes	2,877	3,265	2,655
Provision for income taxes	(253)	(257)	(685)
Net income	2,624	3,008	1,970
Less: Net income attributable to noncontrolling interests	36	29	27
Net income attributable to Baker Hughes Company	$2,588	$2,979	$1,943

Per share amounts:
Basic income per Class A common share	$2.62	$3.00	$1.93
Diluted income per Class A common share	$2.60	$2.98	$1.91

Cash dividend per Class A common share	$0.92	$0.84	$0.78
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2025 Form 10-K | 55

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income	$2,624	$3,008	$1,970
Less: Net income attributable to noncontrolling interests	36	29	27
Net income attributable to Baker Hughes Company	2,588	2,979	1,943
Other comprehensive income (loss):
Foreign currency translation adjustments	528	(350)	153
Cash flow hedges	10	(1)	3
Benefit plans	(28)	(14)	19
Other comprehensive income (loss)	510	(365)	175
Less: Other comprehensive income attributable to noncontrolling interests	1	—	—
Other comprehensive income (loss) attributable to Baker Hughes Company	509	(365)	175
Comprehensive income	3,134	2,643	2,145
Less: Comprehensive income attributable to noncontrolling interests	37	29	27
Comprehensive income attributable to Baker Hughes Company	$3,097	$2,614	$2,118
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2025 Form 10-K | 56

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions, except par value)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,715	$3,364
Current receivables, net	6,641	7,122
Inventories, net	4,954	4,954
All other current assets	3,518	1,771
Total current assets	18,828	17,211
Property, plant and equipment, less accumulated depreciation	5,326	5,127
Goodwill	6,068	6,078
Other intangible assets, net	4,097	3,951
Contract and other deferred assets	1,620	1,730
Deferred income tax assets	1,957	1,284
All other assets	2,985	2,982
Total assets	$40,881	$38,363
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,579	$4,542
Short-term and current portion of long-term debt	689	53
Progress collections and deferred income	5,904	5,672
All other current liabilities	2,705	2,724
Total current liabilities	13,877	12,991
Long-term debt	5,398	5,970
Liabilities for pensions and other postretirement benefits	1,066	988
Deferred income tax liabilities	84	83
All other liabilities	1,446	1,276
Equity:
Class A common stock, $0.0001 par value - 2,000 authorized, 987 and 990 issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Capital in excess of par value	24,738	25,896
Retained loss	(3,252)	(5,840)
Accumulated other comprehensive loss	(2,652)	(3,161)
Baker Hughes Company equity	18,834	16,895
Noncontrolling interests	176	160
Total equity	19,010	17,055
Total liabilities and equity	$40,881	$38,363
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2025 Form 10-K | 57

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2022	—	$28,126	$(10,761)	$(2,971)	$131	$14,525
Comprehensive income:
Net income			1,943		27	1,970
Other comprehensive income				175		175
Dividends on Class A Common Stock ($0.78 per share)		(786)				(786)
Repurchase and cancellation of Class A common stock		(538)				(538)
Stock-based compensation cost		197				197
Other		(16)	(1)		(7)	(24)
Balance at December 31, 2023	—	26,983	(8,819)	(2,796)	151	15,519
Comprehensive income (loss):
Net income			2,979		29	3,008
Other comprehensive loss				(365)		(365)
Dividends on Class A Common Stock ($0.84 per share)		(836)				(836)
Repurchase and cancellation of Class A common stock		(484)				(484)
Stock-based compensation cost		202				202
Other		31			(20)	11
Balance at December 31, 2024	—	25,896	(5,840)	(3,161)	160	17,055
Comprehensive income:
Net income			2,588		36	2,624
Other comprehensive income				509	1	510
Dividends on Class A Common Stock ($0.92 per share)		(910)				(910)
Repurchase and cancellation of Class A common stock		(384)				(384)
Stock-based compensation cost		203				203
Other		(67)			(21)	(88)
Balance at December 31, 2025	—	$24,738	$(3,252)	$(2,652)	$176	$19,010
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2025 Form 10-K | 58

BAKER HUGHES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$2,624	$3,008	$1,970
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,188	1,136	1,087
Benefit for deferred income taxes	(702)	(671)	(59)
Change in fair value of equity securities	103	(367)	(555)
Stock-based compensation cost	203	202	197
(Gain) loss on business dispositions	—	—	(40)
Changes in operating assets and liabilities:
Current receivables	358	(159)	(986)
Inventories	79	(102)	(461)
Accounts payable	11	91	61
Progress collections and deferred income	(58)	273	1,639
Contract and other deferred assets	323	(96)	(211)
Other operating items, net	(319)	17	420
Net cash flows provided by operating activities	3,810	3,332	3,062

Cash flows from investing activities:
Expenditures for capital assets	(1,273)	(1,278)	(1,224)
Proceeds from disposal of assets	195	203	208
Proceeds from sale of equity securities	1	92	372
Proceeds from business dispositions	—	—	293
Net cash paid for acquisitions	(830)	—	(301)
Other investing items, net	(137)	(33)	(165)
Net cash flows used in investing activities	(2,044)	(1,016)	(817)

Cash flows from financing activities:
Repayment of long-term debt	—	(143)	(651)
Dividends paid	(910)	(836)	(786)
Repurchase of Class A common stock	(384)	(484)	(538)
Other financing items, net	(188)	(64)	(53)
Net cash flows used in financing activities	(1,482)	(1,527)	(2,028)
Effect of currency exchange rate changes on cash and cash equivalents	67	(71)	(59)
Increase in cash and cash equivalents	351	718	158
Cash and cash equivalents, beginning of period	3,364	2,646	2,488
Cash and cash equivalents, end of period	$3,715	$3,364	$2,646

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$1,156	$1,040	$595
Interest paid	$294	$298	$309
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Company 2025 Form 10-K | 59

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain.
BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for annual financial information. The consolidated financial statements include the accounts of Baker Hughes and all of its subsidiaries and affiliates it controls or variable interest entities for which the Company has determined it is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that it believes to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company's operating environment changes. While the Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets and certain equity investments; revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives; and the fair value of assets acquired and liabilities assumed in acquisitions.
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the Company's period-end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income. The impact of remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the Company or its subsidiaries is included in the consolidated statements of income.
Revenue from Sale of Equipment
Performance Obligations Satisfied Over Time
The Company recognizes revenue on agreements for sales of equipment manufactured to unique customer specifications, including long-term construction projects, on an over time basis, utilizing cost inputs as the
Baker Hughes Company 2025 Form 10-K | 60

Baker Hughes Company
Notes to Consolidated Financial Statements
measurement criteria in assessing the progress toward completion. The Company's estimate of costs to be incurred to fulfill its promise to a customer is based on the Company's history of manufacturing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. The Company begins to recognize revenue on these contracts when the contract-specific inventory becomes customized for a customer, which is reflective of its initial transfer of control of the incurred costs. The Company provides for potential losses on any of these agreements when it is probable that it will incur the loss.
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
Revenue from Sale of Services
Performance Obligations Satisfied Over Time
The Company sells product services under long-term product maintenance or extended warranty agreements in the Industrial & Energy Technology ("IET") segment. These agreements require the Company to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on liquefied natural gas ("LNG") applications). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on an other than straight-line basis. The Company recognizes related sales based on the extent of its progress toward completion measured by actual costs incurred in relation to total expected costs. The Company provides for any loss that it expects to incur on any of these agreements when that loss becomes probable. The Company utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period in which the customer has utilized the services to appropriately reflect the revenue activity in the period earned. In addition, revenue for certain oilfield services is recognized on an over time basis as performed.
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
Baker Hughes Company 2025 Form 10-K | 61

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
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. Research and development costs were $600 million, $643 million, and $651 million for the years ended December 31, 2025, 2024, and 2023, respectively, net of related funding received from third parties.
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
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out ("FIFO") basis or average cost basis. As necessary, the Company records provisions and maintains reserves for excess, slow moving, and obsolete inventory. To determine these reserve amounts, the Company regularly reviews inventory quantities on hand and compares them to estimates of future product demand, market conditions, production requirements, and technological developments.
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
Goodwill and Other Long-Lived Assets
The Company performs an annual impairment test of goodwill on a qualitative or quantitative basis for each of its reporting units as of July 1, in conjunction with its annual strategic planning process, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test, the Company has the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, the Company would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the
Baker Hughes Company 2025 Form 10-K | 62

Baker Hughes Company
Notes to Consolidated Financial Statements
carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transactions, and discounted cash flow approaches. Potential impairment indicators include, but are not limited to, (i) the results of the Company's most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed; (ii) downward revisions to internal forecasts, and the magnitude thereof, if any; and (iii) declines in the Company's market capitalization below its book value, and the magnitude and duration of those declines, if any.
The Company amortizes the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. The cost of intangible assets is generally amortized on a straight-line basis over the asset's estimated economic life.
The Company reviews PP&E, intangible assets, and certain other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and at least annually for indefinite-lived intangible assets. When testing for impairment, the Company groups its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (or asset group). The determination of recoverability is made based upon the estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.
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
The Company records all derivatives as of the end of its reporting period in the consolidated statements of financial position at fair value. For the forward contracts held as undesignated hedging instruments, the Company records the changes in fair value in the consolidated statements of income along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
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
Baker Hughes Company 2025 Form 10-K | 63

Baker Hughes Company
Notes to Consolidated Financial Statements
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. Preference is given to observable inputs and the Company maintains policies and procedures to identify, monitor and assess the reasonableness of these inputs to the valuation. These two types of inputs create the following fair value hierarchy:
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
Recurring Fair Value Measurements
Derivatives
When the Company has Level 1 derivatives, which are traded either on exchanges or liquid markets, the Company uses closing prices for valuation. The majority of the Company's derivatives are valued using internal models and are included in Level 2. These internal models maximize the use of market observable inputs, including interest rate curves and both forward and spot prices for currencies and commodities. Derivative assets and liabilities included in Level 2 primarily represent foreign currency and commodity forward contracts for the Company.
Investments in Debt and Equity Securities
When available, the Company uses quoted market prices to determine the fair value of investment securities, and they are included in Level 1. Level 1 securities primarily include publicly traded equity securities.
For investment securities for which market prices are observable for identical or similar investment securities but not readily accessible for each of those investments individually (that is, it is difficult to obtain pricing information for each individual investment security at the measurement date), the Company uses pricing models and observable inputs that are consistent with what other market participants would use, and these are included in Level 2. The inputs and assumptions to the models are derived from market observable sources, including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. When the Company uses valuations that are based on significant unobservable inputs, it classifies the investment securities in Level 3.
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, equity securities without readily determinable fair value, and equity method investments and long-lived assets that are written down to fair value when they are impaired.
Investments in Equity Securities
Investments in equity securities (in which the Company does not have a controlling financial interest or significant influence, most often because it holds a voting interest of 0% to 20%) with readily determinable fair values, are measured at fair value with changes recognized in earnings and reported in "Other (income) expense, net" in the consolidated statements of income. Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer. These changes are recorded in "Other (income) expense, net" in the consolidated statements of income.
Equity method investments are equity holdings in entities in which the Company does not have a controlling financial interest, but over which it has significant influence, most often because it holds a voting interest of 20% to 50%. At December 31, 2025 and 2024, the aggregate carrying amount of the Company's equity method investments
Baker Hughes Company 2025 Form 10-K | 64

Baker Hughes Company
Notes to Consolidated Financial Statements
was $1,117 million and $1,080 million, respectively. The results of the Company's equity method investments are presented in the consolidated statements of income as follows: (i) if the investment is integral to the Company's operations, their results are included in Cost of Sales and (ii) if the investment is not integral to the Company's operations, their results are included in "Other (income) expense, net." Investments in, and advances to, equity method investments are presented on a one-line basis in "All other assets" in the consolidated statements of financial position.
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
Prior to 2023, Baker Hughes Holdings LLC ("BHH LLC"), the Company's wholly owned primary operating subsidiary, was treated as a partnership for U.S. tax purposes. As a partnership, BHH LLC was not subject to U.S. federal income tax. Effective December 30, 2023, the Company completed a reorganization that resulted in BHH LLC no longer being treated as a partnership for U.S. tax purposes and is now included and taxed as part of the Company's consolidated U.S. tax return.
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
As of December 31, 2025 and 2024, $410 million and $411 million of SCF program liabilities are recorded in "Accounts payable" in the consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the consolidated statements of cash flows when settled. See "Note 23. Supplementary Information" for further information on the changes in the Company's SCF program liabilities.
NEW ACCOUNTING STANDARDS ADOPTED
The Company has adopted ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). See "Note 11. Income Taxes" for the enhanced disclosures associated with the adoption of ASU 2023-09. The adoption of this standard did not have an impact on the Company's operating results.
Baker Hughes Company 2025 Form 10-K | 65

Baker Hughes Company
Notes to Consolidated Financial Statements
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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following at December 31:

	2025	2024
Customer receivables	$5,558	$5,945
Other	1,360	1,409
Total current receivables	6,918	7,354
Less: Allowance for credit losses	(277)	(232)
Total current receivables, net	$6,641	$7,122
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of December 31, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in the United Arab Emirates. As of December 31, 2024, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in Mexico. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
See "Note 23. Supplementary Information" for further information on the changes in the allowance for credit losses.
Baker Hughes Company 2025 Form 10-K | 66

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 3. INVENTORIES
Inventories, net of reserves of $381 million and $390 million in 2025 and 2024, respectively, consist of the following at December 31:

	2025	2024
Finished goods	$2,381	$2,494
Work in process and raw materials	2,573	2,460
Total inventories, net	$4,954	$4,954
For the years ended December 31, 2025 and 2024, the Company recorded inventory impairments of $22 million and $73 million, respectively, primarily in the OFSE segment. See "Note 20. Restructuring" for further information.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	Useful Life	2025	2024
Land and improvements	8 - 10 years (1)	$297	$297
Buildings, structures and related equipment	5 - 40 years	2,531	2,347
Machinery, equipment and other	1 - 20 years	9,184	8,539
Total cost		12,012	11,183
Less: Accumulated depreciation		(6,686)	(6,056)
Property, plant and equipment, less accumulated depreciation		$5,326	$5,127
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $938 million, $870 million, and $830 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, $4 million of accelerated depreciation expense was recorded in "Restructuring" in the consolidated statements of income. See "Note 20. Restructuring" for additional information on property, plant and equipment impairments.
Baker Hughes Company 2025 Form 10-K | 67

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2023, gross	$19,817	$4,850	$24,667
Accumulated impairment at December 31, 2023	(18,276)	(254)	(18,530)
Balance at December 31, 2023	1,541	4,596	6,137
Currency exchange and other	6	(65)	(59)
Balance at December 31, 2024	1,547	4,531	6,078
Acquisitions	—	254	254
Currency exchange and other	9	149	158
Total	1,556	4,934	6,490
Classified as held for sale	—	(422)	(422)
Balance at December 31, 2025	$1,556	$4,512	$6,068
As a result of the Company's goodwill impairment assessment performed in the year ended December 31, 2025, there were no goodwill impairments deemed necessary.
During 2025, the Company recorded goodwill of $254 million, of which $229 million related to the acquisition of Continental Disc Corporation ("CDC") in the Industrial & Energy Technology ("IET") segment.
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following at December 31:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,186	$(986)	$1,200	$1,921	$(883)	$1,038
Technology	1,217	(987)	230	1,248	(981)	267
Trade names and trademarks	306	(208)	98	290	(196)	94
Capitalized software	1,636	(1,219)	417	1,522	(1,172)	350
Finite-lived intangible assets	5,345	(3,400)	1,945	4,981	(3,232)	1,749
Indefinite-lived intangible assets	2,152	—	2,152	2,202	—	2,202
Total intangible assets	$7,497	$(3,400)	$4,097	$7,183	$(3,232)	$3,951
Finite-lived intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense was $250 million, $266 million, and $257 million for the years ended December 31, 2025, 2024, and 2023, respectively. No impairment for indefinite-lived intangible assets was recorded in 2025. During 2025, the Company recorded intangible assets of $269 million, comprised of $227 million for customer relationships, $27 million for technology, $14 million for trademarks, and $1 million for capitalized software, related to the acquisition of CDC in the IET segment.
Baker Hughes Company 2025 Form 10-K | 68

Baker Hughes Company
Notes to Consolidated Financial Statements
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2026	$241
2027	220
2028	198
2029	168
2030	142
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on long-term contracts to construct technically complex equipment, and provide long-term product service agreements and extended maintenance agreements and other deferred contract related costs. The Company's long-term product service agreements are provided by the IET segment. The Company's long-term equipment contracts are provided by both the IET and OFSE segments. Contract assets consist of the following at December 31:

	2025	2024
Long-term equipment contracts and other service agreements	$1,123	$1,247
Long-term product service agreements	330	346
Contract assets (total revenue in excess of billings)	1,453	1,593
Deferred inventory costs	141	124
Other costs to fulfill or obtain a contract	26	13
Contract and other deferred assets	$1,620	$1,730
Revenue recognized during the years ended December 31, 2025 and 2024 from performance obligations satisfied (or partially satisfied) in previous years related to long-term service agreements was $18 million and $(11) million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflect billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment and provide long-term product service agreements and extended maintenance arrangements. Contract liabilities consist of the following at December 31:

	2025	2024
Equipment contracts and other service agreements	$5,249	$5,047
Long-term product service agreements	507	503
Progress collections	5,756	5,550
Deferred income	148	122
Progress collections and deferred income (contract liabilities)	$5,904	$5,672
Revenue recognized during the years ended December 31, 2025 and 2024 that was included in the contract liabilities at the beginning of the year was $4,315 million and $4,398 million, respectively.
Baker Hughes Company 2025 Form 10-K | 69

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 8. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2025	2024	2023
Short-term lease	$492	$511	$503
Long-term fixed lease	272	292	276
Long-term variable lease	54	76	73
Total operating lease expense	$818	$879	$852
Cash flows used in operating activities for operating leases approximate lease expense for the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025, maturities of operating lease liabilities are as follows:

Year	Operating Leases
2026	$204
2027	130
2028	92
2029	70
2030	47
Thereafter	201
Total lease payments	744
Less: imputed interest	129
Total	$615
Amounts recognized in the consolidated statements of financial position for operating leases consist of the following:

	2025	2024
All other current liabilities	$173	$198
All other liabilities	442	475
Total	$615	$673
Right-of-use assets of $622 million and $678 million as of December 31, 2025 and 2024, respectively, are included in "All other assets" in the consolidated statements of financial position. The weighted-average remaining lease term for the Company's operating leases was approximately seven years for the years ended December 31, 2025 and 2024. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2025 and 2024 was 4.6% and 4.3%, respectively.
Baker Hughes Company 2025 Form 10-K | 70

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 9. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following at December 31:

	2025		2024
	Amount	Effective Interest Rate (1)	Amount	Effective Interest Rate (1)
Short-term and current portion of long-term debt
2.061% Senior Notes due December 2026	$599	2.4%	$—	—%
Other debt	90	4.5%	53	4.6%
Total short-term and current portion of long-term debt	689		53

Long-term debt
2.061% Senior Notes due December 2026	—	—%	599	2.4%
3.337% Senior Notes due December 2027	1,324	4.9%	1,302	5.4%
6.875% Notes due January 2029 (2)	255	4.0%	262	3.9%
3.138% Senior Notes due November 2029	524	3.2%	523	3.2%
4.486% Senior Notes due May 2030	498	4.6%	498	4.6%
5.125% Senior Notes due September 2040 (2)	1,269	4.2%	1,275	4.2%
4.080% Senior Notes due December 2047	1,338	4.1%	1,338	4.1%
Other long-term debt	190	4.0%	173	4.2%
Total long-term debt	5,398		5,970
Total debt	$6,087		$6,023
(1)Effective interest rate is based on the carrying value including issuance costs and interest rate swaps.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI.
The carrying value of short-term and long-term debt includes issuance costs and changes in fair value of the debt instrument hedged by interest rate swaps. At December 31, 2025 and 2024, these adjustments resulted in a net increase to the carrying value of the Company's debt totaling $102 million and $91 million, respectively. The estimated fair value of total debt at December 31, 2025 and 2024 was $5,628 million and $5,409 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2030, and in the aggregate thereafter, are listed in the table below:

	2026	2027	2028	2029	2030	Thereafter
Total debt	$689	$1,387	$55	$821	$514	$2,621
The Company has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At December 31, 2025 and 2024, there were no borrowings under the Credit Agreement.
Baker Hughes Company 2025 Form 10-K | 71

Baker Hughes Company
Notes to Consolidated Financial Statements
On July 28, 2025, BHH LLC entered into a commitment letter providing for a $14.9 billion senior unsecured 364-day bridge facility (the "Bridge Facility") to finance all or a portion of the Chart Industries, Inc. ("Chart") acquisition. On August 15, 2025, BHH LLC, as borrower, and the Company, as parent guarantor, entered into a $2.6 billion senior unsecured delayed-draw term loan facility (the "DDTL"), which reduced the commitments remaining under the Bridge Facility to $12.3 billion. On November 12, 2025, BHH LLC elected to voluntarily reduce the commitments outstanding under the Bridge Facility to $11.0 billion. Of the total available facilities of $13.6 billion, no amounts were drawn under the Bridge Facility or the DDTL as of December 31, 2025. For the year ended December 31, 2025, the Company incurred $61.2 million in debt financing fees, which were capitalized as prepaid expenses in "All other current assets" in the Company's consolidated statements of financial position and will be recognized as interest expense over the term of the facility.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC, of the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of December 31, 2025, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling $5.8 billion.
Certain Senior Notes contain covenants that restrict the Company's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2025, the Company was in compliance with all debt covenants.
NOTE 10. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
The Company maintains Company sponsored pension plans for certain of its employees. The Company also maintains unfunded end-of-service benefit plans that are mandated in certain countries in which it operates. The Company's primary plans disclosed in 2025 included three U.S. plans and eight non-U.S. plans, primarily in the United Kingdom ("U.K.") and Germany, all with plan assets or obligations greater than $20 million. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, the majority of these plans are either frozen or closed to new entrants. The Company also provides certain postretirement health care benefits, through unfunded plans, to a closed group of U.S. employees who retire and meet certain age and service requirements. The accumulated postretirement benefit obligation related to these plans was $25 million and $28 million at December 31, 2025 and 2024, respectively.
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
Baker Hughes Company 2025 Form 10-K | 72

Baker Hughes Company
Notes to Consolidated Financial Statements
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets, and the funded status of the Company's defined benefit plans ("Pension Benefits").

	Pension Benefits
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$2,084	$2,443
Service cost	18	16
Interest cost	106	107
Actuarial (gain)/loss (1)	19	(148)
Benefits paid	(107)	(92)
Settlements	(26)	(227)
Settlement due to plan termination (2)	(117)	—
Foreign currency translation adjustments	99	(15)
Benefit obligation at end of year	2,076	2,084

Change in plan assets:
Fair value of plan assets at beginning of year	1,708	2,080
Actual return on plan assets	28	(73)
Employer contributions	54	66
Benefits paid	(107)	(92)
Settlements	(26)	(227)
Settlement due to plan termination (2)	(117)	—
Other	(2)	(39)
Foreign currency translation adjustments	75	(7)
Fair value of plan assets at end of year	1,613	1,708

Funded status - underfunded at end of year	$(463)	$(376)

Accumulated benefit obligation	$2,030	$2,039
(1)The actuarial gain in 2024 was primarily related to a change in the discount rate used to measure the benefit obligation for the Company's plans.
(2)Plan termination relates to the termination of one of the Company's fully funded frozen U.S. defined benefit plans that was initiated in 2024.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits
	2025	2024
Noncurrent assets	$—	$43
Current liabilities	(77)	(28)
Noncurrent liabilities	(386)	(391)
Net amount recognized	$(463)	$(376)
Baker Hughes Company 2025 Form 10-K | 73

Baker Hughes Company
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets consists of the following at December 31:

	Pension Benefits
	2025	2024
Projected benefit obligation	$2,076	$1,180
Accumulated benefit obligation	$2,030	$1,135
Fair value of plan assets	$1,613	$761
The Company has a U.S. non-qualified supplemental pension plan ("BH SPP") for certain employees, which is included in the benefit obligations and funded status in the tables above. In order to meet a portion of the Company's obligations of the BH SPP, the Company established a trust comprised primarily of mutual fund assets. The value of these assets was $38 million and $36 million as of December 31, 2025 and 2024, respectively. These assets are not included as plan assets or in the funded status amounts in the tables above and below.
Net Periodic Cost
The components of net periodic cost consist of the following:

	Pension Benefits
	2025	2024	2023
Service cost	$18	$16	$15
Interest cost	106	107	116
Expected return on plan assets	(86)	(118)	(102)
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	19	18	19
Curtailment / settlement loss	28	20	(16)
Net periodic cost	$85	$44	$33
The service cost component of the net periodic cost is included in "Selling, general and administrative" and all other components are included in "Other (income) expense, net" in the consolidated statements of income.
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
Baker Hughes Company 2025 Form 10-K | 74

Baker Hughes Company
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits
	2025	2024
Discount rate	4.74%	5.22%
Rate of compensation increase	3.32%	3.31%
Interest crediting rate	3.20%	4.46%
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits
	2025	2024	2023
Discount rate	5.22%	4.54%	4.89%
Expected long-term return on plan assets	5.18%	5.97%	5.05%
Interest crediting rate	4.46%	3.98%	4.31%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the current and target composition of plan investments, historical returns earned, and expectations about the future.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to the Company's defined benefit plans consists of the following at December 31:

	Pension Benefits
	2025	2024
Net actuarial loss	$384	$338
Net prior service cost	12	14
Total	$396	$352
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
Baker Hughes Company 2025 Form 10-K | 75

Baker Hughes Company
Notes to Consolidated Financial Statements
The table below presents the fair value of the plan assets at December 31:

	2025	2024
Debt securities
Fixed income and cash investment funds	$190	$1,253
Equity securities
Global equity securities (1)	—	73
U.S. equity securities (1)	—	107
Insurance contracts	1,224	92
Real estate	2	3
Private equities	39	45
Other investments (2)	158	135
Total plan assets	$1,613	$1,708
(1)Includes direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value ("NAV") as a practical expedient amounted to $382 million and $1,557 million as of December 31, 2025 and 2024, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 0%, 50%, and 50% as of December 31, 2025, respectively, and 12%, 80%, and 8% as of December 31, 2024, respectively. Those investments that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $1,231 million and $151 million as of December 31, 2025 and 2024, respectively. There were investments classified within Level 3 of $1,224 million and $92 million for non U.S. insurance contracts as of December 31, 2025 and 2024, respectively.
Other
In 2025, the trustees of the Company's U.K. defined benefit pension plans executed annuity purchase transactions (collectively, the "buy‑ins") with an independent third‑party insurance company with no affiliation to the Company. The buy‑in premiums were funded from plan assets, with additional Company contributions as necessary. The aggregate premium paid was approximately $1,107 million. Under the buy‑in insurance contracts, the plans retain the legal responsibility to pay benefits to participants, and the insurer makes monthly payments to the plans that match the benefits due to the covered participants. As the plans remain primarily responsible for the pension obligation, the buy‑ins do not meet the settlement criteria under ASC 715, and settlement accounting was not applied.
The buy‑in insurance contracts are recognized as plan assets and measured at fair value in accordance with ASC 715 and ASC 820. Fair value reflects the present value of expected cash flows from the insurers under the contracts, using market‑based assumptions; because valuation incorporates significant unobservable inputs, these assets are typically classified within Level 3 of the fair value hierarchy. Gains and losses related to changes in the fair value of plan assets are recognized in other comprehensive income.
Baker Hughes Company 2025 Form 10-K | 76

Baker Hughes Company
Notes to Consolidated Financial Statements
In 2025, the Company initiated the termination of one of its frozen U.S. defined benefit pension plans (the "Plan"), which would result in the full settlement of the Company's Plan obligations, which at December 31, 2025 was $406 million. The distribution of Plan assets from the pension trust fund pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements, which the Company currently expects to occur by the end of 2026. The Company does not expect the termination to have a material impact on its financial condition, results of operations, or cash flows.
Funding Policy
The funding policy for the Company's Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as it may determine to be appropriate. In 2025, the Company contributed approximately $54 million, which includes benefit payments made directly to the employee, for its unfunded plans. The Company anticipates it will contribute between approximately $115 million to $120 million to its pension plans in 2026.
The following table presents the expected benefit payments for Pension Benefits over the next 10 years. For funded Company sponsored plans, the benefit payments are made by the respective pension trust funds.

Year	Pension Benefits
2026	$486
2027	83
2028	88
2029	94
2030	97
2031-2035	551
DEFINED CONTRIBUTION PLANS
The Company's primary defined contribution plan during 2025 was the Company-sponsored U.S. 401(k) plan ("401(k) Plan"). The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust. The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately. In addition, the Company makes cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested after three years of employment. The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer the Company's common stock as an investment option. The Company's costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $254 million and $180 million in 2025 and 2024, respectively.
The Company has two non-qualified defined contribution plans that are invested through trusts. The assets and corresponding liabilities were $330 million and $300 million at December 31, 2025 and 2024, respectively, and are included in "All other assets" and "Liabilities for pensions and other postretirement benefits," respectively, in the consolidated statements of financial position.
Baker Hughes Company 2025 Form 10-K | 77

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 11. INCOME TAXES
The Company has adopted ASU 2023-09, effective prospectively for the fiscal year ended December 31, 2025. ASU 2023-09 provides for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information.
The provision for income taxes consists of the following:

2025
Current:
U.S. federal	$6
U.S. state	19
Foreign	930
Total current	955
Deferred:
U.S. federal	(87)
U.S. state	(24)
Foreign	(591)
Total deferred	(702)
Provision for income taxes	$253

	2024	2023
Current:
U.S.	$39	$33
Foreign	889	711
Total current	928	744
Deferred:
U.S.	(556)	(27)
Foreign	(115)	(32)
Total deferred	(671)	(59)
Provision for income taxes	$257	$685
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA preserves the 21% U.S. Federal statutory tax rate and makes a favorable change to the business interest expense limitation. Further, the OBBBA also makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions (with some modifications). Pursuant to ASC 740, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA did not have a material impact on its 2025 financial statements.
On August 16, 2022, the U.S. enacted The Inflation Reduction Act, which included a number of additional credits and deductions for businesses and individuals. The Inflation Reduction Act also included the adoption of the Corporate Alternative Minimum Tax in 2023, which is based on financial statement book income of large corporations. To date, the impact of the Corporate Alternative Minimum Tax has been immaterial to the Company.
The geographic sources of income before income taxes consist of the following:

	2025	2024	2023
U.S.	$911	$1,099	$882
Foreign	1,966	2,166	1,773
Income before income taxes	$2,877	$3,265	$2,655
Baker Hughes Company 2025 Form 10-K | 78

Baker Hughes Company
Notes to Consolidated Financial Statements
The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows:

	2025	%
Income before income taxes	$2,877

U.S. federal statutory tax rate	604	21.0%
State and local income taxes (1)	(2)	(0.1)%
Federal
Effect of cross-border tax laws
FDII deduction	(73)	(2.5)%
Other	37	1.3%
Tax credits
Foreign tax credits	(46)	(1.6)%
Other credits	(26)	(0.9)%
Changes in valuation allowances	55	1.9%
Nontaxable or nondeductible items
Other	(4)	(0.1)%
Other adjustments
Impact of transactions (2)	(210)	(7.3)%
Other	(12)	(0.4)%
Foreign tax effects
CHINA	34	1.1%
ITALY
State and local income taxes	39	1.4%
Other	(5)	(0.2)%
SAUDI ARABIA
Withholding taxes	35	1.2%
Other	(1)	—%
SWITZERLAND
Changes in valuation allowances	(33)	(1.1)%
Taxable dividend	37	1.3%
Other	10	0.3%
UNITED ARAB EMIRATES
Effect of rates different than statutory	(50)	(1.7)%
Other	(7)	(0.3)%
UNITED KINGDOM
Changes in valuation allowances (3)	(432)	(15.0)%
Other	7	0.3%
Other foreign jurisdictions	213	7.3%
Changes in unrecognized tax benefits	83	2.9%
Income tax expense	$253	8.8%
(1)For the year ended December 31, 2025, the State and local income taxes are primarily related to the states of Louisiana, Oklahoma, Texas, and Alaska.
(2)For the year ended December 31, 2025, the Impact of transactions are associated with the pre-steps for the transactions discussed in "Note 22. Acquisitions, Dispositions, and Businesses Held for Sale."
(3)For the year ended December 31, 2025, this amount includes $308 million related to the release of a valuation allowance for certain deferred tax assets.
Baker Hughes Company 2025 Form 10-K | 79

Baker Hughes Company
Notes to Consolidated Financial Statements

	2024	2023
Income before income taxes	$3,265	$2,655

Taxes at the U.S. federal statutory income tax rate	686	558
Effect of foreign operations	269	112
Tax impact of partnership structure	(40)	(103)
Change in valuation allowances (1)	(625)	53
Tax expense (benefit) due to unrecognized tax benefits	38	(5)
Other — net	(71)	70
Provision for income taxes	$257	$685
Actual income tax rate	7.9%	25.8%
(1)For December 31, 2024 and 2023, this amount was reduced by $664 million and $81 million, respectively, related to the release of a valuation allowance for certain deferred tax assets.
The following table presents income taxes paid (net of refunds received) for the year ended December 31:

2025
U.S. federal	$11
U.S. state & local	32
Foreign
Italy- federal	286
Brazil	101
Germany- federal	80
Other foreign jurisdictions	646
Total foreign	1,113
Total income taxes paid, net	$1,156
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
Baker Hughes Company 2025 Form 10-K | 80

Baker Hughes Company
Notes to Consolidated Financial Statements
The tax effects of differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31 consist of the following:

	2025	2024
Deferred tax assets:
Operating & capital loss carryforwards	$3,273	$3,442
Tax credit & other carryforwards	734	772
Investment in partnerships & subsidiaries	324	276
Property, plant and equipment	248	250
Employee benefits	290	278
Goodwill and other intangible assets	442	198
Receivables	127	150
Inventory	114	150
Other	544	376
Total deferred income tax asset	6,096	5,892
Valuation allowances	(3,498)	(3,908)
Total deferred income tax asset after valuation allowance	2,598	1,984
Deferred tax liabilities:
Indefinite-lived intangible assets	(382)	(377)
Fair value of derivative financial instruments	(150)	(166)
Other	(193)	(240)
Total deferred income tax liability	(725)	(783)
Net deferred tax asset	$1,873	$1,201
At December 31, 2025, the Company had approximately $456 million of non-U.S. tax credits and other carryforwards that may be carried forward indefinitely under applicable foreign law, $113 million of U.S. foreign tax credits, and $165 million of other U.S. Federal and state tax credits, the majority of which have expiration dates after tax year 2028 under U.S. Federal and state tax law. Additionally, the Company had $3,243 million of net operating loss carryforwards ("NOLs"), of which approximately $303 million have expiration dates within five years, $1,930 million have expiration dates between six years and 20 years, and the remainder can be carried forward indefinitely. Lastly, the Company had $30 million of capital loss carryforwards, the majority of which can be carried forward indefinitely.
The Company routinely assesses the recoverability of its deferred tax assets, giving consideration to a range of factors including, but not limited to, the pattern of historical taxable income generation, current performance, including active contractual arrangements, and the forecasted business outlook across operating jurisdictions. The ultimate realization of the deferred tax assets depends on a number of factors, including the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. A valuation allowance is recorded (or maintained) when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed both positive and negative evidence, with significant weight given to objective and verifiable factors, such as recent taxable income levels and credit utilization. Based on this evaluation, including consideration of our projected future taxable earnings, the Company concluded that it is more likely than not that its U.S. and U.K. deferred tax assets are recoverable. Accordingly, the Company released the associated valuation allowances, resulting in net tax benefits of $308 million and $664 million at December 31, 2025 and 2024, respectively.
Baker Hughes Company 2025 Form 10-K | 81

Baker Hughes Company
Notes to Consolidated Financial Statements
At December 31, 2025, $3,498 million of valuation allowances are recorded against various deferred tax assets, primarily related to foreign operating and capital losses of $2,820 million and non-U.S. tax credit carryforwards of $438 million. The following table presents the change in the valuation allowances during the year:

	2025	2024
Balance at the beginning of the year	$3,908	$4,416
Releases, net of current year activity	(376)	(625)
Other	(34)	117
Balance at end of year	$3,498	$3,908
Indefinite reinvestment is determined by management's intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the Company's active non-U.S. business operations. As of December 31, 2025, the cumulative amount of undistributed foreign earnings is approximately $6,622 million. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2025, the Company had $525 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, the Company had $82 million and $49 million related to interest and penalties, respectively, for total liabilities of $656 million for uncertain positions. If the Company were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $612 million. The remaining $44 million is comprised of $29 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character and $15 million for increased valuation allowances.
The following table presents the changes in the Company's gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2025	2024
Balance at beginning of year	$(455)	$(467)
Additions for tax positions of the current year	(12)	(17)
Additions for tax positions of prior years	(193)	(51)
Reductions for tax positions of prior years	31	28
Settlements with tax authorities	61	24
Lapse of statute of limitations	43	28
Balance at end of year	$(525)	$(455)
The Company conducts business in more than 120 countries and is subject to income taxes in most taxing jurisdictions in which it operates, each of which may have multiple open years subject to examination. All Internal Revenue Service examinations have been completed and closed through 2020 for the most significant U.S. returns. The Company believes that it has made adequate provision for all income tax uncertainties in all jurisdictions.
NOTE 12. STOCK-BASED COMPENSATION
The Company has the Long-Term Incentive Plan ("LTI Plan") under which it may grant restricted stock units ("RSU"), performance share units ("PSU"), stock options, and other equity-based awards to employees and non-employee directors providing services to the Company and its subsidiaries. The Company also provides an Employee Stock Purchase Plan for eligible employees. A total of up to 29.5 million shares of Class A common stock are reserved and available for issuance pursuant to awards granted under the LTI Plan over its term, which expires on the date of the annual meeting of the Company in 2031. A total of 17.6 million shares of Class A common stock are available for issuance as of December 31, 2025.
Stock-based compensation cost was $203 million, $202 million, and $197 million for the years ended December
Baker Hughes Company 2025 Form 10-K | 82

Baker Hughes Company
Notes to Consolidated Financial Statements
31, 2025, 2024, and 2023, respectively. Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, the Company has reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
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
The following table presents the changes in RSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2024	11,494	$29.06
Granted	4,372	44.48
Vested	(5,586)	29.05
Forfeited	(973)	35.35
Unvested balance at December 31, 2025	9,307	$35.65
In 2025, the total intrinsic value of RSUs vested (defined as the value of shares awarded based on the price of the Company's common stock at vesting date) was $254 million and unvested RSUs was $424 million. The total grant date fair value of RSUs vested in 2025 was $162 million. As of December 31, 2025, there was $185 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.77 years.
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
The following table presents the changes in PSUs outstanding and related information (in thousands, except per unit prices):

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2024	2,542	$32.45
Granted	1,224	41.08
Vested	(1,328)	32.24
Forfeited	(344)	36.93
Unvested balance at December 31, 2025	2,094	$36.88
Baker Hughes Company 2025 Form 10-K | 83

Baker Hughes Company
Notes to Consolidated Financial Statements
The total intrinsic value of PSUs vested and unvested, (defined as the value of the shares awarded at the year-end market price) was $55 million and $95 million, respectively, as of December 31, 2025. The total grant date fair value of PSUs vested in 2025 was $43 million. Total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.64 years, was $34 million as of December 31, 2025.
Stock Options
The Company previously granted stock options to its officers, directors, and key employees. Stock options generally vest in equal amounts over a vesting period of three years provided that the employee has remained continuously employed by the Company through such vesting date. The Company has not granted stock options to officers, directors, or key employees since 2019.
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2024	1,425	$31.99
Exercised	(581)	27.54
Outstanding and exercisable at December 31, 2025	844	$35.04
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2025 was 1.8 years. The maximum remaining contractual term of options outstanding is 3.1 years.
The total intrinsic value of stock options exercised (defined as the amount by which the market price of the Company's common stock on the date of exercise exceeds the exercise price of the option) in 2025 was $10 million. The total intrinsic value of stock options outstanding and options exercisable at December 31, 2025 was $9 million. The intrinsic value of stock options outstanding is calculated as the amount by which the quoted price of $45.54 of the Company's common stock as of the end of 2025 exceeds the exercise price of the options.
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
A total of 21.5 million shares of Class A common stock are authorized for issuance, and at December 31, 2025, there were 5.3 million shares of Class A common stock reserved for future issuance.
NOTE 13. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program that it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2025 and 2024, the Company repurchased and canceled 9.8 million and 15.2 million shares of Class A common stock, each for $384 million and
Baker Hughes Company 2025 Form 10-K | 84

Baker Hughes Company
Notes to Consolidated Financial Statements
$484 million, representing an average price per share of $39.38 and $31.78, respectively. As of December 31, 2025, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2025	2024
Balance at beginning of year	989,646	997,709
Issue of shares upon vesting of restricted stock units (1)	4,777	4,975
Issue of shares on exercise of stock options (1)	581	389
Issue of shares for employee stock purchase plan	1,561	1,814
Repurchase and cancellation of Class A common stock	(9,751)	(15,241)
Balance at end of year	986,815	989,646
(1)    Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
During 2025 and 2024, the Company declared and paid aggregate regular dividends of $0.92 and $0.84 per share, respectively, to holders of record of the Company's Class A common stock.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(2,513)	$(6)	$(277)	$(2,796)
Other comprehensive income (loss) before reclassifications	(350)	9	(46)	(387)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	32	21
Deferred taxes	—	1	—	1
Other comprehensive loss	(350)	(1)	(14)	(365)
Balance at December 31, 2024	(2,863)	(7)	(291)	(3,161)
Other comprehensive income (loss) before reclassifications	528	10	(90)	448
Amounts reclassified from accumulated other comprehensive loss	—	—	45	45
Deferred taxes	—	—	17	17
Other comprehensive income (loss)	528	10	(28)	510
Less: Other comprehensive income attributable to noncontrolling interests	1	—	—	1
Balance at December 31, 2025	$(2,336)	$3	$(319)	$(2,652)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2025 and 2024 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments, which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details).
Baker Hughes Company 2025 Form 10-K | 85

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 14. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

(In millions, except per share amounts)	2025	2024	2023
Net income	$2,624	$3,008	$1,970
Less: Net income attributable to noncontrolling interests	36	29	27
Net income attributable to Baker Hughes Company	$2,588	$2,979	$1,943

Weighted average shares outstanding:
Class A basic	988	994	1,008
Class A diluted	994	1,001	1,015
Net income per share attributable to common stockholders:
Class A basic	$2.62	$3.00	$1.93
Class A diluted	$2.60	$2.98	$1.91
For the years ended December 31, 2025, 2024, and 2023, Class A diluted shares include the dilutive impact of equity awards except for approximately nil, 1 million, and 2 million options, respectively, that were excluded because the exercise price exceeded the average market price of the Company's Class A common stock and is therefore antidilutive.
NOTE 15. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	2025				2024
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$22	$—	$22	$—	$11	$—	$11
Investment securities	1,217	—	24	1,241	1,282	—	2	1,284
Total assets	1,217	22	24	1,263	1,282	11	2	1,295

Liabilities
Derivatives	—	(33)	—	(33)	—	(64)	—	(64)
Total liabilities	$—	$(33)	$—	$(33)	$—	$(64)	$—	$(64)

	2025				2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$24	$—	$—	$24	$3	$—	$—	$3
Equity securities	578	666	(27)	1,217	544	737	—	1,281
Total	$602	$666	$(27)	$1,241	$547	$737	$—	$1,284
(1)Net gains (losses) recorded to earnings related to these securities were $(103) million, $341 million, and $405 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)As of December 31, 2025, the Company's non-U.S. debt securities are classified as available for sale securities and mature in approximately one year.
Baker Hughes Company 2025 Form 10-K | 86

Baker Hughes Company
Notes to Consolidated Financial Statements
As of December 31, 2025 and 2024, the balance of the Company's equity securities with readily determinable fair values is $1,217 million and $1,281 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded primarily in "All other current assets" in the consolidated statements of financial position. The Company measures its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the consolidated statements of income. See "Note 21. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2025 and 2024 approximates their carrying value as reflected in the consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 9. Debt."
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2025		2024
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$—	$—	$2	$(2)
Interest rate swap contracts	9	(24)	—	(45)

Derivatives not accounted for as hedges
Currency exchange contracts and other	13	(9)	9	(17)
Total derivatives	$22	$(33)	$11	$(64)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2025 and 2024, $22 million and $9 million of derivative assets are recorded in "All other current assets" and nil and $3 million are recorded in "All other assets" in the consolidated statements of financial position, respectively. As of December 31, 2025 and 2024, $8 million and $16 million of derivative liabilities are recorded in "All other current liabilities" and $25 million and $50 million are recorded in "All other liabilities" in the consolidated statements of financial position, respectively.
During 2025 and 2024, the Company had issued credit default swaps ("CDS") totaling $775 million and $553 million, respectively, to third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $287 million and $412 million as of December 31, 2025 and 2024, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of December 31, 2025, the fair value of these derivative liabilities is not material.
FORMS OF HEDGING
Cash Flow Hedges
The Company uses cash flow hedging primarily to mitigate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of derivative activity in this category consists of currency exchange contracts. In addition, the Company is exposed to interest rate risk fluctuations in connection with long-term debt that it issues from time to time to fund its operations. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI")
Baker Hughes Company 2025 Form 10-K | 87

Baker Hughes Company
Notes to Consolidated Financial Statements
and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 13. Equity" for further information on activity in AOCI for cash flow hedges. As of December 31, 2025 and 2024, the maximum term of cash flow hedges that hedge forecasted transactions was approximately two years and one year, respectively.
During 2025, the Company had outstanding interest rate swap contracts designated as cash flow hedges with a notional amount of $2,500 million in order to hedge a portion of the Company's expected exposure in connection with future debt financing activities related to the acquisition of Chart, expected to take place in the second quarter of 2026. As of December 31, 2025, the fair value of these interest rate swap contracts is $9 million.
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
As of December 31, 2025 and 2024, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk, but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $7.1 billion and $4.0 billion at December 31, 2025 and 2024, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
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
Baker Hughes Company 2025 Form 10-K | 88

Baker Hughes Company
Notes to Consolidated Financial Statements
The series of tables below present the Company's revenue disaggregated by these categories.

Total Revenue	2025	2024	2023
Well Construction	$3,646	$4,145	$4,387
Completions, Intervention, and Measurements	3,750	4,154	4,170
Production Solutions	3,806	3,860	3,854
Subsea & Surface Pressure Systems	3,122	3,470	2,950
Oilfield Services & Equipment	14,324	15,628	15,361
Gas Technology Equipment	6,619	5,693	4,232
Gas Technology Services	3,028	2,797	2,600
Total Gas Technology	9,647	8,490	6,832
Industrial Products	1,991	2,040	1,962
Industrial Solutions	1,123	1,065	983
Controls (1)	—	—	41
Total Industrial Technology	3,114	3,105	2,987
Climate Technology Solutions	647	605	326
Industrial & Energy Technology	13,409	12,201	10,145
Total	$27,733	$27,829	$25,506
(1)The sale of the Company's controls business was completed in April 2023.

Oilfield Services & Equipment Geographic Revenue	2025	2024	2023
North America	$3,773	$3,955	$4,116
Latin America	2,423	2,609	2,761
Europe/CIS/Sub-Saharan Africa	2,455	3,250	2,655
Middle East/Asia	5,673	5,814	5,829
Oilfield Services & Equipment	$14,324	$15,628	$15,361
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2025, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $35.9 billion. As of December 31, 2025, the Company expects to recognize revenue of approximately 59%, 74%, and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
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
Oilfield Services & Equipment provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling
Baker Hughes Company 2025 Form 10-K | 89

Baker Hughes Company
Notes to Consolidated Financial Statements
services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects and services, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening its digital architecture, and addressing key energy market themes.
Industrial & Energy Technology provides technology solutions and services for mechanical-drive, compression, and power-generation applications across the energy industry, including oil and gas, LNG operations, downstream refining, and petrochemical markets, as well as lower carbon solutions to broader energy and industrial sectors. IET also provides equipment, software, and services that serve a wide range of industries including petrochemical and refining, nuclear, aviation, automotive, mining, cement, metals, pulp and paper, and food and beverage. IET is organized into five product lines - Gas Technology Equipment, Gas Technology Services, Industrial Products, Industrial Solutions, and Climate Technology Solutions.
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
Baker Hughes Company 2025 Form 10-K | 90

Baker Hughes Company
Notes to Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	2025
	OFSE	IET	Total
Revenue	$14,324	$13,409	$27,733
Cost of goods and services sold	(11,532)	(9,594)	(21,126)
Research and development costs	(241)	(359)	(600)
Selling, general and administrative	(876)	(1,215)	(2,091)
Other income (expense)	11	8	19
Add: Depreciation and amortization	932	233	1,165
Segment EBITDA	$2,618	$2,482	$5,100

	2024
	OFSE	IET	Total
Revenue	$15,628	$12,201	$27,829
Cost of goods and services sold	(12,448)	(8,738)	(21,186)
Research and development costs	(260)	(383)	(643)
Selling, general and administrative	(932)	(1,250)	(2,182)
Add: Depreciation and amortization	893	220	1,113
Segment EBITDA	$2,881	$2,050	$4,931

	2023
	OFSE	IET	Total
Revenue	$15,361	$10,145	$25,506
Cost of goods and services sold	(12,282)	(7,220)	(19,502)
Research and development costs	(278)	(373)	(651)
Selling, general and administrative	(1,055)	(1,242)	(2,297)
Add: Depreciation and amortization	849	217	1,066
Segment EBITDA	$2,595	$1,527	$4,121
Baker Hughes Company 2025 Form 10-K | 91

Baker Hughes Company
Notes to Consolidated Financial Statements

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	2025	2024	2023
OFSE	$2,618	$2,881	$2,595
IET	2,482	2,050	1,527
Total segment	5,100	4,931	4,121
Corporate costs (1)	(318)	(340)	(359)
Inventory impairment (2)	(22)	(73)	(35)
Restructuring (3)	(215)	(260)	(313)
Other income (expense), net (4)	(262)	341	544
Depreciation and amortization (3)	(1,184)	(1,136)	(1,087)
Interest expense, net	(222)	(198)	(216)
Income before income taxes	2,877	3,265	2,655
Provision for income taxes	(253)	(257)	(685)
Net Income	2,624	3,008	1,970
Less: Net income attributable to noncontrolling interests	36	29	27
Net income attributable to Baker Hughes Company	$2,588	$2,979	$1,943
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the consolidated statements of income and exclude $23 million, $23 million, and $21 million of depreciation and amortization for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Charges for inventory impairments are reported in "Cost of goods sold" in the consolidated statements of income.
(3)For the year ended December 31, 2025, $4 million of accelerated depreciation expense related to certain PP&E was recorded in "Restructuring" in the consolidated statements of income. See "Note 20. Restructuring" for further information.
(4)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the years ended December 31, 2025. See "Note 21. Other (Income) Expense, Net" for further information.
The following table presents total assets at December 31:

Assets	2025	2024
OFSE	$18,744	$18,781
IET	14,934	13,838
Total segment	33,678	32,619
Corporate and eliminations (1)	7,203	5,744
Total	$40,881	$38,363
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
Baker Hughes Company 2025 Form 10-K | 92

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents depreciation and amortization for the year ended December 31:

Depreciation and amortization	2025	2024	2023
OFSE	$932	$893	$849
IET	233	220	217
Total segment	1,165	1,113	1,066
Corporate	23	23	21
Total (1)	$1,188	$1,136	$1,087
(1)For the year ended December 31, 2025, total depreciation and amortization includes $4 million of accelerated depreciation expense, recorded in "Restructuring" in the consolidated statements of income, related to the OFSE segment.
The following table presents capital expenditures for the year ended December 31:

Capital expenditures	2025	2024	2023
OFSE	$887	$954	$960
IET	325	284	229
Total segment	1,212	1,238	1,189
Corporate	61	40	35
Total	$1,273	$1,278	$1,224
The following table presents consolidated revenue based on the location to which the product is shipped or the services are performed. Other than the U.S., no other country accounted for more than 10% of the Company's consolidated revenue during the periods presented.

Revenue	2025	2024	2023
U.S.	$7,700	$7,383	$6,557
Non-U.S.	20,033	20,446	18,949
Total	$27,733	$27,829	$25,506
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2025	2024
U.S.	$1,647	$1,794
Non-U.S.	3,679	3,333
Total	$5,326	$5,127
NOTE 18. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with ownership interest of 50%. The Company had purchases from the Aero JV of $800 million, $698 million, and $517 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company had $136 million and $117 million of amounts due at December 31, 2025 and 2024, respectively, for products and services provided by the Aero JV in the ordinary course of business.
Baker Hughes Company 2025 Form 10-K | 93

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 19. COMMITMENTS AND CONTINGENCIES
LITIGATION
The Company is subject to legal proceedings arising in the ordinary course of business. Because legal proceedings are inherently uncertain, management is unable to predict the ultimate outcome of such matters. For matters where the range of possible loss is probable and reasonably estimable, the Company has accrued the appropriate amount for the matters disclosed. Unless otherwise disclosed, any potential loss above accrued amounts is not reasonably estimable. Based on the opinion of management, the Company does not expect the ultimate outcome of currently pending legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows. However, there can be no assurance as to the ultimate outcome of these matters.
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
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. The Company's cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that the Company will be obligated to pay for environmental site evaluation, remediation, or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. The Company's total accrual for environmental remediation was $53 million and $54 million at December 31, 2025 and 2024, respectively.
OTHER
In the normal course of business with customers, vendors, and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued
Baker Hughes Company 2025 Form 10-K | 94

Baker Hughes Company
Notes to Consolidated Financial Statements
guarantees. Total off-balance sheet arrangements were approximately $6.2 billion at December 31, 2025. It is not practicable to estimate the fair value of these financial instruments. As of December 31, 2025, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations, or cash flows. The Company also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2030 of $1,840 million, $292 million, $146 million, $45 million, and $35 million, respectively, and $22 million in the aggregate thereafter.
The Company sometimes enters into joint and several liability consortiums or similar arrangements for certain projects. Under such arrangements, each party is responsible for performing a certain scope of work within the total scope of the contracted work, and the obligations expire when all contractual obligations are completed. The failure or inability, financially or otherwise, of any of the parties to perform their obligations could impose additional costs and obligations on the Company. These factors could result in unanticipated costs to complete the project, liquidated damages, or contract disputes.
NOTE 20. RESTRUCTURING
The Company recorded restructuring charges of $215 million, $260 million, and $313 million during the years ended December 31, 2025, 2024, and 2023, respectively.
In 2025, the Company recorded restructuring charges primarily related to actions taken in the segments to align with the Company's market outlook including footprint consolidation. These actions also resulted in inventory impairments of $22 million in 2025, recorded in "Cost of goods sold" in the consolidated statements of income.
In 2024, the Company initiated a streamlining of the OFSE operating model, which reduced its facility footprint and resulted in employee termination expenses and associated impairment of PP&E. These actions also resulted in inventory impairments of $73 million in 2024, recorded in "Cost of goods sold" in the consolidated statements of income.
In 2023, restructuring charges primarily include costs recognized for employee termination expenses related to exit activities at specific locations in the Company's segments to rationalize the Company's manufacturing supply chain footprint and facilitate further cost efficiency. These actions also resulted in inventory impairments of $35 million in 2023, recorded in "Cost of goods sold" in the consolidated statements of income.
The following table presents restructuring charges by the impacted segment:

	2025	2024	2023
Oilfield Services & Equipment	$121	$206	$148
Industrial & Energy Technology (1)	84	13	98
Corporate	10	41	67
Total	$215	$260	$313
(1)For the year ended December 31, 2024, $6 million of additional restructuring charges are included within segment EBITDA and reported in "Selling, general and administrative" in the consolidated statements of income.
The following table presents restructuring charges by type and includes gains on the dispositions of certain property, plant and equipment as a consequence of exit activities:

	2025	2024	2023
Employee-related termination expenses	$122	$153	$270
Long-lived asset impairments	53	77	(2)
Contract termination fees	13	2	1
Other incremental costs	27	34	44
Total	$215	$266	$313
Baker Hughes Company 2025 Form 10-K | 95

Baker Hughes Company
Notes to Consolidated Financial Statements
NOTE 21. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	2025	2024	2023
Change in fair value of equity securities	$103	$(367)	$(555)
Transaction related costs	107	—	19
Other charges and credits (1)	33	26	(8)
Total	$243	$(341)	$(544)
(1)Other charges and credits of $(19) million for the year ended December 31, 2025 and nil for the years ended December 31, 2024 and 2023, respectively, consists of other (income) expense, net within OFSE and IET.
The Company recorded other (income) expense, net of $243 million, $(341) million, and $(544) million, for the years ended December 31, 2025, 2024, and 2023, respectively. Transaction related costs consist of legal and other professional fees in connection with the businesses being disposed of and acquired, the most significant of which is the ongoing Chart acquisition activities.
NOTE 22. ACQUISITIONS, DISPOSITIONS, AND BUSINESSES HELD FOR SALE
The Company had no business acquisitions, dispositions, or businesses held for sale for the year ended December 31, 2024.
ACQUISITIONS
During 2025, the Company entered into a definitive agreement to acquire Chart. The Company will acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of approximately $13.6 billion. Under the terms of the agreement, the Company agreed to pay $258 million for the termination fee and the reimbursement of certain expenses on behalf of Chart to Flowserve Corporation ("Flowserve"), as a result of the termination of the merger agreement by and among Chart, Flowserve, and certain subsidiaries of Flowserve. This payment on behalf of Chart was recorded as an advance payment in "All other current assets" in the Company's consolidated statements of financial position and in "Net cash paid for acquisitions" in the Company's consolidated statements of cash flows. With regulatory reviews still underway in certain jurisdictions, the Company presently expects closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress. See "Note 9. Debt" for further information on the financing for this transaction.
During 2025, the Company completed the acquisition of CDC in the IET segment for total consideration of $554 million. CDC is a leading provider of safety-critical pressure management solutions. The assets acquired and liabilities assumed in this acquisition were recorded based on preliminary estimates of their fair values as of the acquisition date. As a result of this acquisition, the Company recorded $229 million of goodwill and $269 million of intangible assets, subject to final fair value adjustments. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company's consolidated financial statements.
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
Baker Hughes Company 2025 Form 10-K | 96

Baker Hughes Company
Notes to Consolidated Financial Statements
DISPOSITIONS
During 2023, the Company completed the sale of businesses and received total cash consideration of $293 million. Any gain or loss on a business disposition is reported in "Other (income) expense, net" in the consolidated statements of income. The dispositions consisted primarily of the sale of the Nexus Controls business in the IET segment to GE in April 2023, which resulted in an immaterial gain. Nexus Controls specializes in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services.
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
During 2025, the Company entered into an agreement to form a joint venture with a subsidiary of Cactus, Inc. ("Cactus"). The Company will contribute the Surface Pressure Control ("SPC") business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for a 35% non-controlling interest and cash consideration of approximately $345 million. The Company completed the sale of the business to the joint venture on January 1, 2026.
During 2025, the Company entered into an agreement with Crane Company, a diversified manufacturer of engineered industrial products, to sell its Precision Sensors & Instrumentation ("PSI") business, a business within the Industrial Solutions product line of its IET segment, for a total cash consideration of approximately $1.15 billion. The Company completed the sale on January 1, 2026.
For both transactions, as of December 31, 2025, the businesses continued to meet the criteria to be classified as held for sale. The disposition proceeds exceeded the carrying value of the businesses.
Baker Hughes Company 2025 Form 10-K | 97

Baker Hughes Company
Notes to Consolidated Financial Statements
The following table presents financial information related to the assets and liabilities of the businesses classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the consolidated statements of financial position as of December 31, 2025.

Assets and liabilities of businesses held for sale	SPC	PSI	Total
Assets
Current receivables	$235	$81	$316
Inventories	117	110	227
Property, plant and equipment	39	76	115
Operating lease right-of use assets	20	9	29
Goodwill	—	422	422
Intangible assets	—	3	3
Contract assets	12	1	13
All other assets	9	2	11
Total assets of businesses held for sale	432	704	1,136

Liabilities
Accounts payable	116	30	146
Progress collections and deferred income	23	17	40
Operating lease liabilities	18	7	25
All other liabilities	41	20	61
Total liabilities of businesses held for sale	198	74	272
Total net assets of businesses held for sale	$234	$630	$864
NOTE 23. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2025 and 2024 include $1,115 million and $1,237 million, respectively, of employee-related liabilities.
ALLOWANCE FOR CREDIT LOSSES
The following table presents the change in allowance for credit losses:

	2025	2024
Balance at beginning of year	$232	$350
Provision	80	77
Write-offs	(14)	(153)
Prior year recoveries	(23)	(35)
Other	2	(7)
Balance at end of year	$277	$232
Baker Hughes Company 2025 Form 10-K | 98

Baker Hughes Company
Notes to Consolidated Financial Statements
SUPPLY CHAIN FINANCE PROGRAMS
The following table presents the change in SCF program liabilities:

	2025	2024
Balance at beginning of year	$411	$332
Purchases	1,375	1,484
Payments	(1,376)	(1,405)
Balance at end of year	$410	$411
Baker Hughes Company 2025 Form 10-K | 99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

			Plans
Name and Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Number of Shares to be Sold		Expiration
Lorenzo Simonelli, Chairman, President and Chief Executive Officer	Adoption	November 10, 2025	X		545,187		Earlier of when all shares under plan are sold and December 31, 2026
Ahmed Moghal, Executive Vice President and Chief Financial Officer (3)	Adoption	November 10, 2025	X		18,102		Earlier of when all shares under plan are sold and December 31, 2026
James Apostolides, Chief Infrastructure & Performance Officer	Adoption	November 10, 2025	X		37,735	(4)	Earlier of when all shares under the plan are sold and December 31, 2026
Maria Claudia Borras, Chief Growth & Experience Officer and Interim Executive Vice President, Industrial & Energy Technology	Adoption	November 10, 2025	X		104,293	(4)	Earlier of when all shares under the plan are sold and June 30, 2026
Georgia Magno, Chief Legal Officer	Adoption	November 10, 2025	X		24,337	(4)	Earlier of when all shares under the plan are sold and December 31, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined in Item 408(c) of Regulation S-K
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined in Item 408(c) of Regulation S-K
(3)Reflects a 10b5-1 trading plan adopted by the officer's spouse
(4)This figure is an estimation of after-tax sale amounts based on the Company's best estimates at this time
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Baker Hughes Company 2025 Form 10-K | 100

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Code of Conduct and the Code of Ethical Conduct Certifications for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report on Form 10-K. Information concerning our directors is set forth in the sections entitled "Proposal No. 1, Election of Directors - Board Nominees for Directors," and "Corporate Governance - Committees of the Board" in our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2025 ("Proxy Statement"), which sections are incorporated herein by reference. For information regarding our executive officers, see "Item 1. Business - Executive Officers of Baker Hughes" in this Annual Report on Form 10-K.
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
Baker Hughes Company 2025 Form 10-K | 101

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

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of July 28, 2025, by and among Baker Hughes Company, Tango Merger Sub, Inc. and Chart Industries, Inc.
3.1	Fourth Amended and Restated Certificate of Incorporation of Baker Hughes Company dated May 13, 2024.
3.2	Sixth Amended and Restated Bylaws of Baker Hughes Company dated February 1, 2024.
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
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

Baker Hughes Company 2025 Form 10-K | 102

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

4.13	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.14	Form of Stock Certificate for Class A Common Stock of Baker Hughes Company under the Laws of the State of Delaware.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
10.2	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.3∞	Second Amended and Restated Supply and Technology Development Agreement, dated as of December 29, 2024, between Baker Hughes Holdings LLC and General Electric Company.
10.4	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
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

10.7
Term Loan Credit Agreement, dated as of August 15, 2025, among Baker Hughes Holdings LLC, as the borrower, Baker Hughes Company, as the parent guarantor, the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent.

10.8+	Baker Hughes Company 2017 Long-Term Incentive Plan.
10.9+	Baker Hughes Company 2021 Long-Term Incentive Plan.
10.10+	Baker Hughes Company Executive Officer Short Term Incentive Compensation Plan as Amended and Restated.
10.11+	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated effective May 14, 2021.
10.12+	Baker Hughes Company Non-Employee Director Deferral Plan as Amended and Restated effective May 22, 2024.
10.13+	Baker Hughes Company Form of Director Deferred Stock Unit Award Agreement dated May 2024.
10.14+	Amendment to the Baker Hughes Company Benefits Plans including the Baker Hughes Company 2017 Long-Term Incentive Plan.
10.15+	Baker Hughes Company Executive Severance Program.
10.16+	First Amendment to the Baker Hughes Company Executive Severance Program effective January 1, 2020.
10.17+	Baker Hughes Company Executive Change in Control Severance Plan.
10.18+	Baker Hughes Company Employee Stock Purchase Plan as Amended and Restated.
10.19+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.20+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.21+	Baker Hughes Company Supplemental Retirement Plan, as amended and restated effective as of January 1, 2020.
10.22+	Baker Hughes Company Form of Indemnification Agreement dated July 2017.
10.23+	Baker Hughes Company Form of Director and Officer Indemnification Agreement dated March 18, 2020.
10.24+	Baker Hughes Company Form of Stock Option Award Agreement dated July 2017.
10.25+	Baker Hughes Company Form of Senior Executive Stock Option Award Agreement dated July 2017.
10.26+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2018.
10.27+	Offer Letter between Baker Hughes Company and Lorenzo Simonelli, dated as of August 1, 2017.
Baker Hughes Company 2025 Form 10-K | 103

10.28+	Restricted Stock Unit Award Agreement between Baker Hughes Company and Lorenzo Simonelli dated as of June 1, 2018.
10.29+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2019.
10.30+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2020.
10.31+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2020.
10.32+	Baker Hughes Company Form of ROIC Performance Share Unit Award Agreement dated January 2020.
10.33+	Baker Hughes Company Form of TSR Performance Share Unit Award Agreement dated January 2020.
10.34+	Baker Hughes Company Form of Stock Option Award Agreement dated January 2020.
10.35+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2021.
10.36+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2021.
10.37+	Baker Hughes Company Form of Performance Share Unit Award Agreement dated January 2021.
10.38+	Form of Transformation Incentive Award Agreement dated January 2021.
10.39+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year ratable vest) dated January 2022.
10.40+	Baker Hughes Company Form of Executive Officer Restricted Stock Unit Award Agreement (three year cliff vest) dated January 2022.
10.41+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2022.
10.42+	Baker Hughes Company Form of Director Stock Unit Award Agreement dated March 2022.
10.43+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated January 2023.
10.44+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year cliff vest for new hires) dated January 2023.
10.45+	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-year ratable vest for new hires) dated January 2023.
10.46	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
10.47+	Baker Hughes Company Form of Executive Officer Performance Share Unit Award Agreement dated February 2024.
10.48+	Separation Agreement & Release between Baker Hughes Company and Nancy Buese, effective as of February 24, 2025.
19	Insider Trading Policy.
21*	Subsidiaries of the Company.
22.1*	List of Subsidiary Guarantors of Guaranteed Securities.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Ahmed Moghal, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
Baker Hughes Company 2025 Form 10-K | 104

101.DEF*	XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit
101).
ITEM 16. FORM 10-K SUMMARY
None.
Baker Hughes Company 2025 Form 10-K | 105

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES COMPANY

Date:	February 5, 2026	/s/ LORENZO SIMONELLI
Lorenzo Simonelli Chairman, President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lorenzo Simonelli, Ahmed Moghal and Georgia Magno, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 5th day of February 2026.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ AHMED MOGHAL	Executive Vice President and Chief Financial Officer
(Ahmed Moghal)	(principal financial officer)

/S/ REBECCA CHARLTON	Senior Vice President, Controller and Chief Accounting Officer
(Rebecca Charlton)	(principal accounting officer)
Baker Hughes Company 2025 Form 10-K | 106

Signature	Title

/s/ ABDULAZIZ M. AL GUDAIMI	Director
(Abdulaziz M. Al Gudaimi)

/s/ W. GEOFFREY BEATTIE	Director
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director
(Cynthia B. Carroll)

/s/ MICHAEL R. DUMAIS	Director
(Michael R. Dumais)

/s/ SHIRLEY EDWARDS	Director
(Shirley Edwards)

/s/ JOHN G. RICE	Director
(John G. Rice)

/s/ MOHSEN M. SOHI	Director
(Mohsen M. Sohi)
Baker Hughes Company 2025 Form 10-K | 107