Form 10-Q
period 2026-03-31
Baker Hughes Co
filed 2026-04-24
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________
Commission File Number 1-38143

Baker Hughes Company
(Exact name of registrant as specified in its charter)

Delaware		81-4403168
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

575 N. Dairy Ashford Rd., Suite 100
Houston,	Texas	77079-1121
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKR	The Nasdaq Stock Market LLC
3.226% Senior Notes due 2030 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR30	The Nasdaq Stock Market LLC
3.812% Senior Notes due 2034 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR34	The Nasdaq Stock Market LLC
4.193% Senior Notes due 2038 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR38	The Nasdaq Stock Market LLC
5.125% Senior Notes due 2040 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR40	The Nasdaq Stock Market LLC
4.737% Senior Notes due 2046 of Baker Hughes Holdings LLC and Baker Hughes Co-Obligor, Inc.	BKR46	The Nasdaq Stock Market LLC
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
Yes ☐ No ☑
As of April 16, 2026, the registrant had outstanding 992,068,697 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2026 First Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Revenue:
Sales of goods	$4,357	$4,144
Sales of services	2,230	2,283
Total revenue	6,587	6,427

Costs and expenses:
Cost of goods sold	3,431	3,329
Cost of services sold	1,652	1,623
Selling, general and administrative	562	577
Research and development costs	133	146
Restructuring	37	—
Other (income) expense, net	(588)	140
Interest expense, net	86	51
Income before income taxes	1,274	561
Provision for income taxes	(336)	(152)
Net income	938	409
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Baker Hughes Company	$930	$402

Per share amounts:
Basic income per Class A common stock	$0.94	$0.41
Diluted income per Class A common stock	$0.93	$0.40

Cash dividend per Class A common stock	$0.23	$0.23
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 First Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$938	$409
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Baker Hughes Company	930	402
Other comprehensive income (loss):
Foreign currency translation adjustments	(99)	188
Cash flow hedges	(99)	2
Benefit plans	5	1
Other comprehensive income (loss)	(193)	191
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—
Other comprehensive income (loss) attributable to Baker Hughes Company	(192)	191
Comprehensive income	745	600
Less: Comprehensive income attributable to noncontrolling interests	7	7
Comprehensive income attributable to Baker Hughes Company	$738	$593
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 First Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,764	$3,715
Current receivables, net	6,696	6,641
Inventories, net	4,868	4,954
All other current assets	2,263	3,518
Total current assets	28,591	18,828
Property, plant and equipment (net of accumulated depreciation of $6,833 and $6,686, respectively)	5,540	5,326
Goodwill	6,032	6,068
Other intangible assets, net	4,073	4,097
Contract and other deferred assets	1,747	1,620
Deferred income tax assets	1,729	1,957
All other assets	3,184	2,985
Total assets	$50,896	$40,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,257	$4,579
Short-term debt	753	689
Progress collections and deferred income	5,999	5,904
All other current liabilities	2,404	2,705
Total current liabilities	13,413	13,877
Long-term debt	15,411	5,398
Liabilities for pensions and other postretirement benefits	1,041	1,066
Deferred income tax liabilities	94	84
All other liabilities	1,447	1,446
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 992 and 987 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Capital in excess of par value	24,480	24,738
Retained loss	(2,322)	(3,252)
Accumulated other comprehensive loss	(2,844)	(2,652)
Baker Hughes Company equity	19,314	18,834
Noncontrolling interests	176	176
Total equity	19,490	19,010
Total liabilities and equity	$50,896	$40,881
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 First Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$—	$24,738	$(3,252)	$(2,652)	$176	$19,010
Comprehensive income (loss):
Net income			930		8	938
Other comprehensive loss				(192)	(1)	(193)
Dividends on Class A common stock ($0.23 per share)		(228)				(228)
Stock-based compensation cost		45				45
Other		(75)			(7)	(82)
Balance at March 31, 2026	$—	$24,480	$(2,322)	$(2,844)	$176	$19,490

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$—	$25,896	$(5,840)	$(3,161)	$160	$17,055
Comprehensive income:
Net income			402		7	409
Other comprehensive income				191		191
Dividends on Class A common stock ($0.23 per share)		(229)				(229)
Repurchase and cancellation of Class A common stock		(188)				(188)
Stock-based compensation cost		50				50
Other		(79)			(3)	(82)
Balance at March 31, 2025	$—	$25,450	$(5,438)	$(2,970)	$164	$17,206
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 First Quarter Form 10-Q | 4

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$938	$409
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	354	285
Stock-based compensation cost	45	50
Change in fair value of equity securities	50	140
Gain on business dispositions	(721)	—
(Benefit) provision for deferred income taxes	224	(53)
Changes in operating assets and liabilities:
Current receivables	20	487
Inventories	35	(106)
Accounts payable	(248)	(87)
Progress collections and deferred income	195	(193)
Contract and other deferred assets	(175)	117
Other operating items, net	(217)	(340)
Net cash flows provided by operating activities	500	709
Cash flows from investing activities:
Expenditures for capital assets	(336)	(300)
Proceeds from disposal of assets	46	45
Proceeds from business dispositions	1,381	—
Other investing items, net	(53)	(55)
Net cash flows provided by (used in) investing activities	1,038	(310)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,885	—
Dividends paid	(228)	(229)
Repurchase of Class A common stock	—	(188)
Other financing items, net	(134)	(85)
Net cash flows provided by (used in) financing activities	9,523	(502)
Effect of currency exchange rate changes on cash and cash equivalents	(12)	16
Increase (decrease) in cash and cash equivalents	11,049	(87)
Cash and cash equivalents, beginning of period	3,715	3,364
Cash and cash equivalents, end of period	$14,764	$3,277
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$188	$207
Interest paid	$56	$50
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 First Quarter Form 10-Q | 5

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and disclosures normally included in the Company's annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to the consolidated financial statements from the Company's 2025 Annual Report for the discussion of significant accounting policies.
Supply Chain Finance Programs
As of March 31, 2026 and December 31, 2025, $360 million and $410 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" ("ASU 2024-03"), which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027, and may be applied on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). Under the new guidance, internal-use software costs are capitalized when management has authorized and committed to
Baker Hughes Company 2026 First Quarter Form 10-Q | 6

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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	March 31, 2026	December 31, 2025
Customer receivables	$5,507	$5,558
Other	1,479	1,360
Total current receivables	6,986	6,918
Less: Allowance for credit losses	(290)	(277)
Total current receivables, net	$6,696	$6,641
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of March 31, 2026, 18% of the Company's gross customer receivables were from customers in the U.S. As of December 31, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in the United Arab Emirates. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
NOTE 3. INVENTORIES
Inventories, net of reserves of $402 million and $381 million as of March 31, 2026 and December 31, 2025, respectively, consist of the following:

	March 31, 2026	December 31, 2025
Finished goods	$2,361	$2,381
Work in process and raw materials	2,507	2,573
Total inventories, net	$4,868	$4,954
Baker Hughes Company 2026 First Quarter Form 10-Q | 7

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2024	$1,547	$4,531	$6,078
Acquisitions	—	254	254
Currency exchange and other	9	149	158
Classified as held for sale	—	(422)	(422)
Balance at December 31, 2025	1,556	4,512	6,068
Currency exchange and other	4	(40)	(36)
Balance at March 31, 2026	$1,560	$4,472	$6,032
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
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,184	$(1,004)	$1,180	$2,186	$(986)	$1,200
Technology	1,211	(992)	219	1,217	(987)	230
Trade names and trademarks	306	(211)	95	306	(208)	98
Capitalized software	1,656	(1,229)	427	1,636	(1,219)	417
Finite-lived intangible assets	5,357	(3,436)	1,921	5,345	(3,400)	1,945
Indefinite-lived intangible assets	2,152	—	2,152	2,152	—	2,152
Total intangible assets	$7,509	$(3,436)	$4,073	$7,497	$(3,400)	$4,097
Amortization expense for the three months ended March 31, 2026 and 2025 was $58 million and $66 million, respectively.
Baker Hughes Company 2026 First Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2026 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2026	$178
2027	223
2028	200
2029	172
2030	146
2031	117
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

	March 31, 2026	December 31, 2025
Long-term equipment contracts and certain other service agreements	$1,242	$1,123
Long-term product service agreements	326	330
Contract assets (total revenue in excess of billings)	1,568	1,453
Deferred inventory costs	149	141
Other costs to fulfill or obtain a contract	30	26
Contract and other deferred assets	$1,747	$1,620
Revenue recognized during the three months ended March 31, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $3 million and $4 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflect billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, and provide long-term product service agreements and extended maintenance arrangements. Contract liabilities consist of the following:

	March 31, 2026	December 31, 2025
Equipment contracts and other service agreements	$5,349	$5,249
Long-term product service agreements	518	507
Progress collections	5,867	5,756
Deferred income	132	148
Progress collections and deferred income (contract liabilities)	$5,999	$5,904
Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $1,610 million and $1,546 million, respectively.
Baker Hughes Company 2026 First Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 7. LEASES
The Company's leasing activities primarily consist of operating leases for service centers, manufacturing facilities, sales and administrative offices, and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2026	2025
Short-term lease	$115	$119
Long-term fixed lease	61	69
Long-term variable lease	19	17
Total operating lease expense	$195	$205
Cash flows used in operating activities for operating leases approximate lease expense for the three months ended March 31, 2026 and 2025.
The weighted-average remaining lease term as of March 31, 2026 and December 31, 2025 was approximately nine years and seven years for operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2026 and December 31, 2025 was 4.8% and 4.6%, respectively.

Baker Hughes Company 2026 First Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	March 31, 2026	December 31, 2025
U.S. dollar short-term debt
2.06% Senior Notes due December 2026	$600	$599
Other debt	153	90
Total short-term debt	753	689

U.S. dollar long-term debt
3.337% Senior Notes due December 2027	1,325	1,324
6.875% Notes due January 2029	254	255
4.050% Senior Notes due March 2029	497	—
3.138% Senior Notes due November 2029	524	524
4.486% Senior Notes due May 2030	498	498
4.350% Senior Notes due June 2031	1,240	—
4.650% Senior Notes due June 2033	743	—
5.000% Senior Notes due June 2036	1,978	—
5.125% Senior Notes due September 2040	1,268	1,269
4.080% Senior Notes due December 2047	1,339	1,338
5.850% Senior Notes due June 2056	1,975	—
Other long-term debt	355	190
Euro long-term debt
3.226% Senior Notes due March 2030	685	—
3.812% Senior Notes due March 2034	1,026	—
4.193% Senior Notes due March 2038	853	—
4.737% Senior Notes due March 2046	851	—
Total long-term debt	15,411	5,398
Total debt	$16,164	$6,087
The estimated fair value of total debt at March 31, 2026 and December 31, 2025 was $15,576 million and $5,628 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
Baker Hughes Holding LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At March 31, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
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
Baker Hughes Company 2026 First Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
On March 11, 2026, the Company completed an offering of $6.5 billion in USD-denominated notes, along with €3.0 billion of Euro-denominated notes. These senior notes are presented net of $86 million of unamortized debt issuance costs and discount in our consolidated statements of financial position. As a result of the completed offering, the Company terminated the remaining Bridge Facility and recognized the previously unamortized lending fees of $43 million within interest expense during the first quarter of 2026. The Company intends to use the net proceeds of the notes to fund a portion of the cash consideration for the proposed acquisition of all outstanding shares of common stock of Chart. The notes are subject to a special mandatory redemption, which requires that the notes be redeemed at 101% of the aggregate principal amount, plus any accrued and unpaid interest up to, but excluding, the special mandatory redemption date, upon the occurrence of any of the following: (i) the Chart acquisition is not consummated on or before the later of July 28, 2026 or five business days after the outside date specified in (or as extended pursuant to) the merger agreement, (ii) the merger agreement is terminated prior to such outside date, or (iii) the Company determines not to pursue the transaction. Upon the special mandatory redemption and payment, interest on the notes will cease to accrue. Failure to effect the special mandatory redemption when required would constitute an event of default.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC of the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2026, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling approximately $15.7 billion.
Certain Senior Notes contain covenants that limit the Company's capacity to perform various activities including, but not limited to, establishing liens securing debt, completing sale-leaseback transactions, and conducting mergers, consolidations and asset sales above specified limits. At March 31, 2026, the Company was in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three months ended March 31, 2026 and 2025, the provision for income taxes was $336 million and $152 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances.
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no shares of Class A common stock repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased and canceled 4.4 million shares of Class A common stock for $188 million representing an average price per share of $42.69. As of March 31, 2026, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
Baker Hughes Company 2026 First Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2026	2025
Balance at January 1	986,815	989,646
Issue of shares upon vesting of restricted stock units (1)	4,145	4,643
Issue of shares on exercise of stock options (1)	429	76
Issue of shares for employee stock purchase plan	384	401
Repurchase and cancellation of Class A common stock	—	(4,406)
Balance at March 31	991,773	990,361
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(2,336)	$3	$(319)	$(2,652)
Other comprehensive income (loss) before reclassifications	(117)	(100)	2	(215)
Amounts reclassified from accumulated other comprehensive loss	28	1	3	32
Deferred taxes	(10)	—	—	(10)
Other comprehensive income (loss)	(99)	(99)	5	(193)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	—	(1)
Balance at March 31, 2026	$(2,434)	$(96)	$(314)	$(2,844)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	188	—	(4)	184
Amounts reclassified from accumulated other comprehensive loss	—	2	4	6
Deferred taxes	—	—	1	1
Other comprehensive income	188	2	1	191
Less: Other adjustments	—	1	(1)	—
Balance at March 31, 2025	$(2,675)	$(6)	$(289)	$(2,970)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) during the three months ended March 31, 2026 only, foreign currency translation adjustments related to business dispositions during the quarter.
Baker Hughes Company 2026 First Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net income	$938	$409
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Baker Hughes Company	$930	$402

Weighted average shares outstanding:
Class A basic	990	992
Class A diluted	996	999
Net income per share attributable to common stockholders:
Class A basic	$0.94	$0.41
Class A diluted	$0.93	$0.40

Baker Hughes Company 2026 First Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$10	$—	$10	$—	$22	$—	$22
Investment securities	1,170	—	28	1,198	1,217	—	24	1,241
Total assets	1,170	10	28	1,208	1,217	22	24	1,263

Liabilities
Derivatives	—	(38)	—	(38)	—	(33)	—	(33)
Total liabilities	$—	$(38)	$—	$(38)	$—	$(33)	$—	$(33)

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$28	$—	$—	$28	$24	$—	$—	$24
Equity securities	581	629	(40)	1,170	578	666	(27)	1,217
Total	$609	$629	$(40)	$1,198	$602	$666	$(27)	$1,241
(1)Net gains (losses) recorded to earnings related to these securities were $(50) million and $(140) million for the three months ended March 31, 2026 and 2025.
(2)As of March 31, 2026, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of March 31, 2026 and December 31, 2025, the balance of the Company's equity securities with readily determinable fair values is $1,170 million and $1,217 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income (loss). See "Note 18. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2026 and December 31, 2025 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
Baker Hughes Company 2026 First Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Interest rate swap contracts	$—	$(24)	$9	$(24)

Derivatives not accounted for as hedges
Currency exchange contracts and other	10	(14)	13	(9)
Total derivatives	$10	$(38)	$22	$(33)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2026 and December 31, 2025, $10 million and $22 million of derivative assets are recorded in "All other current assets" and nil and nil are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of March 31, 2026 and December 31, 2025, $14 million and $8 million of derivative liabilities are recorded in "All other current liabilities" and $24 million and $25 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
As of March 31, 2026 and December 31, 2025, the Company had issued credit default swaps ("CDS") with original notional balances totaling $514 million and $775 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $159 million and $287 million as of March 31, 2026 and December 31, 2025, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of March 31, 2026, the fair value of these derivative liabilities is not material.
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
In March 2026, the interest rate swap contracts designated as cash flow hedges with a notional amount of $2.5 billion hedging a portion of the Company's expected exposure in connection with future debt financing activities related to the acquisition of Chart, were terminated with the completion of the debt financing. A loss of $91 million was recorded in AOCI, of which, $12 million will amortize to earnings over a 10-year period and $79 million will amortize to earnings over a 30-year period. As of March 31, 2026, there are no active cash flow hedges.
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
Baker Hughes Company 2026 First Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
Net Investment Hedges
The Company utilizes net investment hedges to manage foreign currency translation risk associated with its net investment in foreign operations. For qualifying net investment hedges, changes in fair value are recorded in AOCI and offset translation adjustments related to the hedged net investment. The fair value will remain in AOCI until the hedged foreign net investment operation is materially disposed of, at which time the AOCI will be recorded to earnings.
The Company evaluates hedge effectiveness on a qualitative basis, any portion of the hedges deemed ineffective will be recorded in earnings in the period recognized. As of March 31, 2026, the Company designated €3.0 billion (approximately $3.4 billion, equivalent) of its recently issued notes as a non-derivative net investment hedge. The fair value recorded in AOCI related to this non-derivative hedge was a $37 million gain.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $3.5 billion and $7.1 billion at March 31, 2026 and December 31, 2025, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
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
Baker Hughes Company 2026 First Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended March 31,
Total Revenue	2026	2025
Well Construction	$843	$892
Completions, Intervention, and Measurements	883	925
Production Solutions	898	899
Subsea & Surface Pressure Systems	613	782
Oilfield Services & Equipment	3,237	3,499
Gas Technology Equipment	1,665	1,456
Gas Technology Services	791	592
Total Gas Technology	2,456	2,047
Industrial Products	491	445
Industrial Solutions	185	258
Total Industrial Technology	676	703
Climate Technology Solutions	218	178
Industrial & Energy Technology	3,350	2,928
Total	$6,587	$6,427

	Three Months Ended March 31,
Oilfield Services & Equipment Geographic Revenue	2026	2025
North America	$927	$922
Latin America	600	568
Europe/CIS/Sub-Saharan Africa	558	580
Middle East/Asia	1,152	1,429
Oilfield Services & Equipment	$3,237	$3,499
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2026, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $36.1 billion. As of March 31, 2026, the Company expects to recognize revenue of approximately 58%, 74% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
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
OILFIELD SERVICES & EQUIPMENT
OFSE provides products and services for onshore and offshore oilfield operations across the lifecycle of a well,
Baker Hughes Company 2026 First Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects and services, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and carbon capture, utilization and storage, strengthening its digital architecture and addressing key energy market themes.
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
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31, 2026
	OFSE	IET	Total
Revenue	$3,237	$3,350	$6,587
Cost of goods and services sold	(2,691)	(2,382)	(5,073)
Research and development costs	(54)	(79)	(133)
Selling, general and administrative	(204)	(284)	(488)
Other income (expense)	(1)	4	3
Add: Depreciation and amortization	278	69	347
Segment EBITDA	$565	$678	$1,243

	Three Months Ended March 31, 2025
	OFSE	IET	Total
Revenue	$3,499	$2,928	$6,427
Cost of goods and services sold	(2,819)	(2,112)	(4,931)
Research and development costs	(61)	(84)	(146)
Selling, general and administrative	(221)	(284)	(505)
Add: Depreciation and amortization	226	53	279
Segment EBITDA	$623	$501	$1,124
Baker Hughes Company 2026 First Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	Three Months Ended March 31,
	2026	2025
OFSE	$565	$623
IET	678	501
Total segment	1,243	1,124
Corporate costs (1)	(74)	(85)
Restructuring	(37)	—
Inventory impairment	(2)	—
Other income (expense), net (2)	584	(141)
Depreciation and amortization	(354)	(285)
Interest expense, net	(86)	(51)
Income before income taxes	1,274	561
Provision for income taxes	(336)	(152)
Net income	938	409
Less: Net income attributable to noncontrolling interests	8	7
Net income attributable to Baker Hughes Company	$930	$402
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income and exclude $7 million and $6 million of depreciation and amortization for the three months ended March 31, 2026 and 2025, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three months ended March 31, 2026 and 2025. See "Note 18. Other (Income) Expense, Net" for further information.
The following table presents total assets:

Assets	March 31, 2026	December 31, 2025
OFSE	$18,632	$18,744
IET	14,337	14,934
Total segment	32,969	33,678
Corporate and eliminations (1)	17,927	7,203
Total	$50,896	$40,881
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization:

	Three Months Ended March 31,
Depreciation and amortization	2026	2025
OFSE	$278	$226
IET	69	53
Total segment	347	279
Corporate	7	6
Total	$354	$285
Baker Hughes Company 2026 First Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents capital expenditures:

	Three Months Ended March 31,
Capital expenditures	2026	2025
OFSE	$218	$201
IET	104	85
Total segment	322	286
Corporate	14	14
Total	$336	$300
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with an ownership interest of 50%. The Company had purchases from the Aero JV of $210 million and $148 million during the three months ended March 31, 2026 and 2025, respectively. The Company had $145 million and $136 million of amounts due at March 31, 2026 and December 31, 2025, respectively, for products and services provided by the Aero JV in the ordinary course of business.
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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act and the Exchange Act. On or around February 14, 2025, the plaintiffs filed a further amended complaint, once again reasserting their claims against the Company under the Securities Act and the Exchange Act. On March 12, 2026, the Court dismissed the claims against the Company.
The Company insures against risks arising from its business to the extent deemed prudent by management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending or future legal proceedings or other claims. Most of the Company's insurance policies contain deductibles or self-insured retentions in amounts management deems prudent and for which the Company is responsible for payment. In determining the amount of
Baker Hughes Company 2026 First Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
self-insurance, it is the Company's policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers' compensation.
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. Total off-balance sheet arrangements were approximately $6.4 billion at March 31, 2026. It is not practicable to estimate the fair value of these financial instruments. As of March 31, 2026, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations or cash flows.
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
NOTE 17. RESTRUCTURING
The Company recorded restructuring charges of $37 million and nil during the three months ended March 31, 2026 and 2025, respectively.
The following table presents restructuring and associated impairment charges by the impacted segment:

	Three Months Ended March 31,
	2026	2025
Oilfield Services & Equipment	$11	$—
Industrial & Energy Technology	28	—
Corporate	(2)	—
Total	$37	$—
The following table presents restructuring charges by type:

	Three Months Ended March 31,
	2026	2025
Employee-related termination expenses	$26	$—
Other incremental costs	11	—
Total	$37	$—
Baker Hughes Company 2026 First Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended March 31,
	2026	2025
Change in fair value of equity securities	$50	$140
Gain on business dispositions	(721)	—
Transaction related costs	28	—
Other charges and credits (1)	55	—
Total	$(588)	$140
(1)Other charges and credits of $(3) million and nil for the three months ended March 31, 2026 and 2025, respectively, consist of other (income) expense, net within OFSE and IET.
The Company recorded other (income) expense, net of $(588) million and $140 million for the three months ended March 31, 2026 and 2025. The gain on business dispositions of $721 million is further discussed in "Note 19. Business Acquisitions and Dispositions." Transaction related costs consist of legal and other professional fees in connection with the businesses being disposed of and acquired, the most significant of which are the ongoing Chart acquisition activities.
NOTE 19. BUSINESS ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
On July 28, 2025, the Company entered into a definitive agreement to acquire Chart. The Company will acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of $13.6 billion. The acquisition is expected to close in the second quarter of 2026, subject to customary conditions, including regulatory approvals. See "Note 8. Debt" for further information on the financing for this transaction.
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
DISPOSITIONS
During the first quarter of 2026, the Company completed the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for total consideration of $479 million comprised of a 35% noncontrolling interest and proceeds of approximately $323 million, a portion of which was deferred and is expected to be collected in the second half of 2026 upon the final transfer of certain legal entities. The carrying value of the joint venture is approximately $156 million, which is reported within "All other assets" on the consolidated statements of financial position. This transaction resulted in a gain of approximately $225 million, and is reported in "Other (income) expense, net" in the consolidated statements of income. In connection with the transaction, the Company and Cactus' parent entered into reciprocal put and call arrangements exercisable on the second anniversary of closing. The arrangements provide for the future cash settlement of the Company's retained interest based on a contractual pricing formula determined at the exercise date.
During the first quarter of 2026, the Company completed the sale of its Precision Sensors & Instrumentation business, a business within the Industrial Solutions product line of its IET segment, to Crane Company, a diversified
Baker Hughes Company 2026 First Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
manufacturer of engineered industrial products, for a total cash consideration of approximately $1.2 billion. The Company recognized a gain of approximately $497 million as a result of the transaction, which is reported in "Other (income) expense, net" in the consolidated statements of income.
On April 13, 2026, the Company entered into an agreement with Hexagon AB, a global measurement technology company ("Hexagon"), to sell its Waygate Technologies business to Hexagon in an all-cash transaction valued at approximately $1.45 billion, before customary closing adjustments. The Company expects to complete the sale in the second half of 2026.
Baker Hughes Company 2026 First Quarter Form 10-Q | 24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report").
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 53,000 employees. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, as well as broader industrial and new energy markets.
EXECUTIVE SUMMARY
Market Conditions

During the first quarter of 2026, disruptions in the Middle East contributed to tighter oil and liquefied natural gas (“LNG”) market balances and higher commodity prices.

We believe that macroeconomic uncertainty, resulting from disruptions across key energy corridors, including the Strait of Hormuz, has now become a structural feature of oil and gas markets, increasing the focus on energy security and the reliability of affordable supply. As global energy demand continues to rise, these dynamics underscore the importance of sustained investment across the upstream sector.

Looking ahead, oil market fundamentals are likely to be supported by expectations of an undersupplied market and the need to replenish depleted strategic inventories. As the evolving geopolitical environment continues to create uncertainty, we expect to see a significant decline in upstream spending in the Middle East. North American and other international markets are expected to be broadly flat year-over-year. Over the longer term, heightened geopolitical risk may contribute to higher mid‑cycle oil prices necessary to incentivize incremental global supply. As a result, we see continued upstream investment as necessary to sustain production growth and meet rising global demand. We also expect a continued increase in operating expenditure driven investment as operators focus on optimizing recovery and extending the life of producing assets.

We believe natural gas’s reliability, scalability, and dispatchability position it as an important long‑term energy source with the potential to support lower‑emissions outcomes across the energy system. The global natural gas outlook continues to be supported by increasing demand for LNG and ongoing natural gas development activity. A renewed focus on energy security reinforces these fundamentals, which are underpinned by long‑term energy demand growth driven by population growth, rising living standards, and accelerating electrification.
Financial Results and Key Company Initiatives
In the first quarter of 2026, the Company generated revenues of $6.6 billion, an increase of $0.2 billion, or 2%, compared to the first quarter of 2025. IET revenue increased $0.4 billion, or 14%, driven by an increase of $199 million or 34% in Gas Technology Services ("GTS"), and increase of $210 million or 14% in Gas Technology Equipment ("GTE"), partially offset by a decline of $73 million or 28% in Industrial Solutions reflective of the Precision Sensors & Instrumentation ("PSI") disposition. OFSE revenue decreased $0.3 billion, or 7%, led by the Surface Pressure Control ("SPC") disposition and a decline in international revenue. Net income was $0.9 billion, an increase of $0.5 billion, compared to the first quarter of 2025, with net gains on sale from the PSI and SPC dispositions, improved performance in Segment EBITDA, and the change in fair value of equity securities, partially offset by depreciation.
As a part of our anticipated acquisition of Chart Industries, Inc. ("Chart"), Chart shareholders approved the acquisition of Chart by the Company (the "Chart acquisition") on October 6, 2025. With regulatory reviews still underway in certain jurisdictions, we presently expect closing in the second quarter of 2026, understanding that the timing may evolve as those processes progress. On March 11, 2026, we completed an offering of $6.5 billion of USD-denominated notes, along with €3.0 billion of Euro-denominated notes. As a result of the completed offering,
Baker Hughes Company 2026 First Quarter Form 10-Q | 25

the Company terminated the Bridge Facility entered on July 28, 2025.
In the first quarter of 2026, we returned $228 million to shareholders through dividends.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.

•OFSE outlook: We expect to see an improvement in global upstream spending, outside of the Middle East, through the remainder of the year due to current constraints on supply, partially offset by near-term weakness in Middle East activity.
•IET outlook: We see sustained strength in LNG and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets, with a growing emphasis on data centers.
We also expect to see continued growth in new energy solutions specifically focused around reducing carbon emissions for the energy and broader industrial sectors. These include hydrogen; geothermal; carbon capture, utilization and storage; energy storage; clean power; and emissions abatement solutions. Continued signs of tightness in the aeroderivative supply chain, including extended lead times will remain a factor to monitor and manage operationally
Overall, we believe our portfolio is uniquely positioned to compete across the energy and industrial value chains and deliver integrated, high-impact solutions for our customers. Over time, we believe global energy demand will continue to rise, supported by durable, secular macroeconomic trends, with hydrocarbons continuing to play a fundamental role in meeting the world's energy needs. As such, we remain focused on delivering innovative, lower-emission, and cost-effective solutions that drive meaningful improvements in operational and financial performance for our customers.
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view the area of sustainability as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. We continue to make progress on emissions reductions and reported in our 2024 Corporate Sustainability Report a 29.3% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year, alongside a 39.5% intensity reduction. Key initiatives supporting these results include facility consolidation, increased use of renewable electricity, infrastructure upgrades, and electrification of our vehicle fleet.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three months ended March 31, 2026 and 2025, and should be read in conjunction with our condensed consolidated financial statements and related notes.
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
Baker Hughes Company 2026 First Quarter Form 10-Q | 26

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2026	2025
Brent oil prices ($/Bbl) (1)	$80.72	$75.87
WTI oil prices ($/Bbl) (2)	72.74	71.78
Natural gas prices ($/mmBtu) (3)	4.71	4.14
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

	Three Months Ended March 31,
	2026	2025	% Change
North America	749	803	(7)%
International	1,083	903	20%
Worldwide	1,832	1,706	7%
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our condensed consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated. Certain columns and rows may not add due to the use of rounded numbers.
Our condensed consolidated statements of income display sales and costs of sales in accordance with the Securities and Exchange Commission ("SEC") regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within Management's Discussion and Analysis of Financial Condition and Results of Operations.
Baker Hughes Company 2026 First Quarter Form 10-Q | 27

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
In evaluating Company and segment performance, we primarily use the following:
Volume: Volume is defined as the increase or decrease in products and/or services sold period-over-period excluding the impact of foreign exchange ("FX") and price. The volume impact on profit is calculated by multiplying the prior period profit rate by the change in revenue volume between the current and prior period.
Price: Price is defined as the change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
Business Mix: Business mix is defined as period-over-period change in sales mix within segments.
Cost out initiatives: Programs and initiatives that are focused on cost reduction, including restructuring programs.
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
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume, price, business mix, FX, and (inflation)/deflation.
Baker Hughes Company 2026 First Quarter Form 10-Q | 28

Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended March 31,		$ Change
	2026	2025
Orders:
Oilfield Services & Equipment	$3,272	$3,281	$(9)
Gas Technology Equipment	1,824	1,335	489
Gas Technology Services	973	913	60
Total Gas Technology	2,797	2,248	549
Industrial Products	604	501	104
Industrial Solutions	229	281	(53)
Total Industrial Technology	833	782	51
Climate Technology Solutions	1,257	148	1,109
Industrial & Energy Technology	4,887	3,178	1,709
Total	$8,159	$6,459	$1,700
The Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of March 31, 2026, RPO totaled $36.1 billion, of which OFSE totaled $3.0 billion, and IET totaled $33.1 billion.
First Quarter of 2026 Compared to the First Quarter of 2025
Revenue increased $0.2 billion, or 2%, to $6.6 billion. OFSE decreased $0.3 billion, or 7%, and IET increased $0.4 billion, or 14%.
Selling, general and administrative costs decreased $15 million, or 3%, to $562 million.
Research and development costs decreased $13 million, or 9%, to $133 million due to timing of project spend.
Other income increased $728 million, primarily related to gains of $721 million on business dispositions.
Net interest expense incurred in the first quarter of 2026 was $86 million, which includes interest income of $59 million offset by interest expense of $145 million. Net interest expense increased $35 million compared to the first quarter of 2025, primarily driven by previously unamortized lending fees of $43 million recognized as a result of the termination of the Bridge Facility during the first quarter of 2026.
We recorded income taxes in the first quarter of 2026 and 2025 of $336 million and $152 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances.
Net income increased $0.5 billion to $0.9 billion compared to the first quarter of 2025.
Baker Hughes Company 2026 First Quarter Form 10-Q | 29

Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended March 31,		$ Change
	2026	2025
Revenue
Well Construction	$843	$892	$(48)
Completions, Intervention, and Measurements	883	925	(42)
Production Solutions	898	899	(2)
Subsea & Surface Pressure Systems	613	782	(170)
Total	$3,237	$3,499	$(262)

Cost of goods and services sold	$2,691	$2,819	$(128)
Research and development costs	54	61	(7)
Selling, general and administrative	204	221	(18)
Other (income) expense	1	—	1
Less: Depreciation and amortization	(278)	(226)	(52)

Segment EBITDA	$565	$623	$(58)
OFSE revenue of $3,237 million decreased $262 million, or 7%, in the first quarter of 2026 compared to the first quarter of 2025, driven mainly by the SPC disposition and disruptions in the Middle East. From a geographical perspective, international revenue was $2,310 million, a decrease of $267 million, or 10%, from the first quarter of 2025, driven by Middle East/Asia, Europe/CIS/Sub-Saharan Africa, partially offset by an increase in Latin America. North America revenue was $927 million in the first quarter of 2026, an increase of $5 million from the first quarter of 2025.
OFSE segment EBITDA of $565 million decreased $58 million, or 9%, in the first quarter of 2026 compared to the first quarter of 2025. The reduction of EBITDA in the first quarter of 2026 was a result of lower volume, change in business mix, inflation, and the SPC disposition, partially offset by overall productivity and cost out initiatives.
Baker Hughes Company 2026 First Quarter Form 10-Q | 30

Industrial & Energy Technology

	Three Months Ended March 31,		$ Change
	2026	2025
Revenue
Gas Technology Equipment	$1,665	$1,456	$210
Gas Technology Services	791	592	199
Total Gas Technology	2,456	2,047	409
Industrial Products	491	445	46
Industrial Solutions	185	258	(73)
Total Industrial Technology	676	703	(28)
Climate Technology Solutions	218	178	40
Total	$3,350	$2,928	$422

Cost of goods and services sold	$2,382	$2,112	$269
Research and development costs	79	84	(5)
Selling, general and administrative	284	284	(1)
Other (income) expense	(4)	—	(4)
Less: Depreciation and amortization	(69)	(53)	(15)

Segment EBITDA	$678	$501	$177
IET revenue of $3,350 million increased $422 million, or 14%, in the first quarter of 2026 compared to the first quarter of 2025, with increases in GTE and GTS, partially offset by a decline in Industrial Solutions driven by the PSI disposition.
IET segment EBITDA of $678 million increased $177 million, or 35%, in the first quarter of 2026 compared to the first quarter of 2025. The improved performance in the first quarter of 2026 was driven by FX, price, higher volume, and productivity, partially offset by inflation.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business and pending acquisitions. We continue to maintain solid financial strength and sufficient liquidity. At March 31, 2026, we had cash and cash equivalents of $14.8 billion compared to $3.7 billion at December 31, 2025.
As of March 31, 2026, we held approximately $12.5 billion of cash and cash equivalents in the U.S. and approximately $2.3 billion outside the U.S., including $1.1 billion held in Europe and the United Kingdom. As of December 31, 2025, cash and cash equivalents totaled approximately $0.7 billion in the U.S. and approximately $3.0 billion outside the U.S., including $1.5 billion held in Europe and the United Kingdom. A substantial portion of the cash held outside the U.S. at March 31, 2026 has either been reinvested in active non-U.S. business operations or is being held for the pending Chart acquisition. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
Baker Hughes Holdings LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At March 31, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for
Baker Hughes Company 2026 First Quarter Form 10-Q | 31

further details. At March 31, 2026, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
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
On July 28, 2025, we entered into a definitive agreement to acquire all outstanding shares of Chart's common stock for $210 per share in cash, equivalent to a total enterprise value of approximately $13.6 billion. Our expected sources of funds for the acquisition include cash and cash equivalents to be generated from debt financing proceeds, cash flow from operations, and asset and business sale proceeds.
During the first quarter of 2026, we completed the offering of (i) $6.5 billion of USD-denominated notes consisting of five tranches of senior unsecured notes at rates between 4.050% and 5.850% and with maturities between 2029 and 2056 and (ii) €3.0 billion of Euro-denominated notes consisting of four tranches of senior unsecured notes at rates between 3.226% and 4.737% and with maturities between 2030 and 2046. The notes were offered by BHH LLC and Baker Hughes Co-Obligor, Inc, a wholly owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers") that was incorporated for the sole purpose of serving as a corporate co-obligor of debt securities. The notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The funds raised will be used in part to finance the Chart acquisition.
During the three months ended March 31, 2026, we disbursed cash to fund a variety of activities including certain working capital needs, capital expenditures, and the payment of dividends.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2026	2025
Operating activities	$500	$709
Investing activities	1,038	(310)
Financing activities	9,523	(502)
Operating Activities
Cash flows provided by operating activities were $500 million and $709 million for the three months ended March 31, 2026 and 2025, respectively.
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
For the three months ended March 31, 2026, net working capital cash usage was $173 million, mainly due to accounts payable payments and contract assets build up partially offset by progress collections, accounts receivable collections, and inventory reduction.
For the three months ended March 31, 2025, net working capital cash generation was $218 million, mainly due to accounts receivable collections and contract assets partially offset by progress collections, accounts payable, and inventory increase.
Baker Hughes Company 2026 First Quarter Form 10-Q | 32

Included in the cash flows from operating activities for the three months ended March 31, 2026 and 2025 were payments of $55 million and $32 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Investing Activities
Cash flows provided by investing activities were $1,038 million for the three months ended March 31, 2026 and cash flows used in investing activities were $310 million for the three months ended March 31, 2025.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $336 million and $300 million for the three months ended March 31, 2026 and 2025, respectively, partially offset by cash flows from the disposal of PP&E of $46 million and $45 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
During the first quarter of 2026, the Company generated approximately $1.2 billion from the disposition of the Precision Sensors & Instrumentation business, a business within the Industrial Solutions product line of its IET segment, to Crane Company. The Company also received $0.2 billion from the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment in exchange for cash consideration and 35% noncontrolling interest.
Financing Activities
Cash flows provided by financing activities were $9,523 million for the three months ended March 31, 2026 and cash flows used in financing activities were $502 million for the three months ended March 31, 2025.
We increased our quarterly dividend during the three months ended March 31, 2026 and 2025 by zero cents to $0.23 and two cents to $0.23 per share, respectively. We paid dividends of $228 million and $229 million to our Class A shareholders during the three months ended March 31, 2026 and 2025, respectively.
We did not repurchase shares of Class A common stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased and canceled 4.4 million shares of Class A common stock for a total of $188 million.
On March 11, 2026, we completed an offering of $6.5 billion of USD-denominated notes, along with €3.0 billion of Euro-denominated notes. As a result of the completed offering, the Company terminated the Bridge Facility entered on July 28, 2025. We intend to use the net proceeds of the notes to fund a portion of the cash consideration for the proposed Chart acquisition. Any future acquisition funding requirements will be determined closer to the acquisition close.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, the DDTL, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs; meet contractual obligations; fund strategic growth initiatives, capital expenditures, and dividends; repay debt; repurchase our common stock; and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2026 are expected to be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $1.1 billion in 2026.
Baker Hughes Company 2026 First Quarter Form 10-Q | 33

Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk by working with our customers to restructure their debts or utilizing available trade receivable facilities that enable us to manage collection risk. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectable accounts receivable, nor are any such balances currently in dispute. As of March 31, 2026 and December 31, 2025, the Company had credit default swaps ("CDS") with original notional balances totaling $514 million and $775 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $159 million and $287 million as of March 31, 2026 and December 31, 2025, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of March 31, 2026, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 18% in the U.S. as of March 31, 2026. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 15% of the total cash balance as of March 31, 2026, of which 7% is held in Europe and the United Kingdom. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $15.7 billion as of March 31, 2026, with maturities ranging from 2026 to 2056. The Debt Securities constitute debt obligations of the Issuers. The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
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
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2025 Annual Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are
Baker Hughes Company 2026 First Quarter Form 10-Q | 34

based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2025 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," in our 2025 Annual Report. Our exposure to market risk has not changed materially since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Company 2026 First Quarter Form 10-Q | 35

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, Item 3 of Part I of our 2025 Annual Report and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our 2025 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and our operations continue to be subject to the risk factors previously discussed in the "Risk Factors" section contained in the 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1-31, 2026	—	$—	—	$1,348,978,828
February 1-28, 2026	—	$—	—	$1,348,978,828
March 1-31, 2026	—	$—	—	$1,348,978,828
Total	—	$—	—
(1)On July 30, 2021, our Board of Directors authorized the Company to repurchase up to $2 billion of its Class A common stock. On October 27, 2022, our Board of Directors authorized an increase to our repurchase program of $2 billion of additional Class A common stock, increasing its existing repurchase authorization of $2 billion to $4 billion. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date.
(2)During the three months ended March 31, 2026, we repurchased no shares of Class A common stock in the open market under our publicly announced purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
Baker Hughes Company 2026 First Quarter Form 10-Q | 36

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, certain of our officers or directors listed below adopted or terminated trading agreements for the sale of shares of Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

			Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration
Lorenzo Simonelli, Chairman, President and Chief Executive Officer	Adoption	March 11, 2026	X		362,822	Earlier of when all shares under plan are sold and March 11, 2027
Ahmed Moghal, Executive Vice President and Chief Financial Officer	Adoption	March 13, 2026	X		20,000	Earlier of when all shares under plan are sold and March 15, 2027
Ahmed Moghal, Executive Vice President and Chief Financial Officer(3)	Adoption	March 13, 2026	X		3,392	Earlier of when all shares under plan are sold and March 15, 2027
Maria Claudia Borras, Chief Growth & Experience Officer and Interim Executive Vice President, Industrial & Energy Technology	Adoption	March 12, 2026	X		72,000	Earlier of when all shares under plan are sold and July 31, 2026
Rebecca Charlton, Senior Vice President, Controller and Chief Accounting Officer	Adoption	February 24, 2026	X		6,271(4)	Earlier of when all shares under plan are sold and December 15, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2)A "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K
(3)Reflects a 10b5-1 trading plan adopted by the officer's spouse
(4)This figure is an estimation of after-tax sale amounts of vested equity awards based on the Company's best estimates at this time
Baker Hughes Company 2026 First Quarter Form 10-Q | 37

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

4.1
Eighth Supplemental Indenture, dated March 11, 2026, among Baker Hughes Company, Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc., The Bank of New York Mellon Trust Company, N.A., as Trustee, and The Bank of New York Mellon, London Branch, as Paying Agent (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K of Baker Hughes Company filed on March 11,2026).

4.2
Ninth Supplemental Indenture, dated March 11, 2026, among Baker Hughes Company, Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference as Exhibit 4.2 to the Current Report on Form 8-K of Baker Hughes Company filed on March 11, 2026).

10.1
Term Loan Credit Agreement, dated as of August 15, 2025, among Baker Hughes Holdings LLC, as the borrower, Baker Hughes Company, as the parent guarantor, the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent (incorporated by referenced as Exhibit 10.1 to the Current Report on Form 8-K of Baker Hughes Company filed on August 18, 2025).

10.2*	Baker Hughes Company Form of Performance Share Unit Award Agreement dated January 2026.
10.3*	Baker Hughes Company Form of Horizon 2 Performance Share Unit Award Agreement dated January 2026.
22.1*	List of Subsidiary Guarantors of Guaranteed Securities.
31.1*	Certification of Lorenzo Simonelli, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Ahmed Moghal, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
Baker Hughes Company 2026 First Quarter Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	April 24, 2026	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	April 24, 2026	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2026 First Quarter Form 10-Q | 39