Form 10-Q
period 2026-06-30
Baker Hughes Co
filed 2026-07-27
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☑
As of July 23, 2026, the registrant had outstanding 992,674,071 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2026 Second Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Sales of goods	$4,292	$4,516	$8,649	$8,660
Sales of services	2,450	2,394	4,680	4,677
Total revenue	6,742	6,910	13,329	13,337

Costs and expenses:
Cost of goods sold	3,315	3,602	6,744	6,932
Cost of services sold	1,850	1,693	3,502	3,315
Selling, general and administrative	569	567	1,131	1,144
Research and development costs	143	161	277	307
Restructuring	11	—	50	—
Other (income) expense, net	(104)	(134)	(691)	6
Interest expense, net	66	54	151	105
Income before income taxes	892	967	2,165	1,528
Provision for income taxes	(210)	(256)	(545)	(408)
Net income	682	711	1,620	1,120
Less: Net income attributable to noncontrolling interests	1	10	9	17
Net income attributable to Baker Hughes Company	$681	$701	$1,611	$1,103

Per share amounts:
Basic income per Class A common stock	$0.69	$0.71	$1.63	$1.11
Diluted income per Class A common stock	$0.68	$0.71	$1.62	$1.11

Cash dividend per Class A common stock	$0.23	$0.23	$0.46	$0.46
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$682	$711	$1,620	$1,120
Less: Net income attributable to noncontrolling interests	1	10	9	17
Net income attributable to Baker Hughes Company	681	701	1,611	1,103
Other comprehensive income (loss):
Foreign currency translation adjustments	62	325	(37)	513
Cash flow hedges	1	1	(98)	3
Benefit plans	—	(8)	5	(7)
Other comprehensive income (loss)	63	318	(130)	509
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	1	(1)	1
Other comprehensive income (loss) attributable to Baker Hughes Company	63	317	(129)	508
Comprehensive income	745	1,029	1,490	1,629
Less: Comprehensive income attributable to noncontrolling interests	1	11	8	18
Comprehensive income attributable to Baker Hughes Company	$744	$1,018	$1,482	$1,611
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,727	$3,715
Current receivables, net	6,654	6,641
Inventories, net	4,961	4,954
All other current assets	3,241	3,518
Total current assets	30,583	18,828
Property, plant and equipment (net of accumulated depreciation of $6,983 and $6,686, respectively)	5,540	5,326
Goodwill	5,566	6,068
Other intangible assets, net	3,997	4,097
Contract and other deferred assets	1,947	1,620
Deferred income tax assets	1,894	1,957
All other assets	3,093	2,985
Total assets	$52,620	$40,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,509	$4,579
Short-term debt	774	689
Progress collections and deferred income	6,598	5,904
All other current liabilities	2,718	2,705
Total current liabilities	14,599	13,877
Long-term debt	15,479	5,398
Liabilities for pensions and other postretirement benefits	959	1,066
Deferred income tax liabilities	100	84
All other liabilities	1,399	1,446
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 992 and 987 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Capital in excess of par value	24,330	24,738
Retained loss	(1,641)	(3,252)
Accumulated other comprehensive loss	(2,781)	(2,652)
Baker Hughes Company equity	19,908	18,834
Noncontrolling interests	176	176
Total equity	20,084	19,010
Total liabilities and equity	$52,620	$40,881
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$—	$24,738	$(3,252)	$(2,652)	$176	$19,010
Comprehensive income (loss):
Net income			1,611		9	1,620
Other comprehensive loss				(129)	(1)	(130)
Dividends on Class A common stock ($0.46 per share)		(456)				(456)
Stock-based compensation cost		102				102
Other		(54)			(8)	(62)
Balance at June 30, 2026	$—	$24,330	$(1,641)	$(2,781)	$176	$20,084

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at March 31, 2026	$—	$24,480	$(2,322)	$(2,844)	$176	$19,490
Comprehensive income:
Net income			681		1	682
Other comprehensive income				63		63
Dividends on Class A common stock ($0.23 per share)		(228)				(228)
Stock-based compensation cost		57				57
Other		21			(1)	20
Balance at June 30, 2026	$—	$24,330	$(1,641)	$(2,781)	$176	$20,084
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2026 Second Quarter Form 10-Q | 4

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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$1,620	$1,120
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	687	579
Stock-based compensation cost	102	102
Change in fair value of equity securities	(75)	21
Gain on business dispositions	(697)	—
(Benefit) provision for deferred income taxes	58	(17)
Changes in operating assets and liabilities:
Current receivables	(27)	532
Inventories	(96)	(92)
Accounts payable	18	(153)
Progress collections and deferred income	803	(258)
Contract and other deferred assets	(348)	69
Other operating items, net	(200)	(684)
Net cash flows provided by operating activities	1,845	1,219
Cash flows from investing activities:
Expenditures for capital assets	(636)	(601)
Proceeds from disposal of assets	110	74
Proceeds from business dispositions	1,381	—
Other investing items, net	19	(69)
Net cash flows provided by (used in) investing activities	874	(596)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	9,885	—
Dividends paid	(456)	(456)
Repurchase of Class A common stock	—	(384)
Other financing items, net	(142)	(105)
Net cash flows provided by (used in) financing activities	9,287	(945)
Effect of currency exchange rate changes on cash and cash equivalents	6	45
Increase (decrease) in cash and cash equivalents	12,012	(277)
Cash and cash equivalents, beginning of period	3,715	3,364
Cash and cash equivalents, end of period	$15,727	$3,087
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$381	$418
Interest paid	$237	$148
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 6

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
Supply Chain Finance Programs
As of June 30, 2026 and December 31, 2025, $377 million and $410 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 7

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
NOTE 2. CURRENT RECEIVABLES
Current receivables consist of the following:

	June 30, 2026	December 31, 2025
Customer receivables	$5,553	$5,558
Other	1,396	1,360
Total current receivables	6,949	6,918
Less: Allowance for credit losses	(295)	(277)
Total current receivables, net	$6,654	$6,641
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of June 30, 2026, 16% of the Company's gross customer receivables were from customers in the U.S. As of December 31, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in the United Arab Emirates. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
NOTE 3. INVENTORIES
Inventories, net of reserves of $404 million and $381 million as of June 30, 2026 and December 31, 2025, respectively, consist of the following:

	June 30, 2026	December 31, 2025
Finished goods	$2,354	$2,381
Work in process and raw materials	2,607	2,573
Total inventories, net	$4,961	$4,954
Baker Hughes Company 2026 Second Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2024	$1,547	$4,531	$6,078
Acquisitions	—	254	254
Currency exchange and other	9	149	158
Classified as held for sale	—	(422)	(422)
Balance at December 31, 2025	1,556	4,512	6,068
Currency exchange and other	6	(16)	(10)
Classified as held for sale	—	(492)	(492)
Balance at June 30, 2026	$1,562	$4,004	$5,566
During 2025, the Company recorded goodwill of $254 million, of which $229 million related to the acquisition of Continental Disc Corporation ("CDC") in the Industrial & Energy Technology ("IET") segment.
During the six months ended June 30, 2026, the Company reclassified $492 million of goodwill as held for sale as a result of the pending Waygate Technologies ("Waygate") disposition. During the six months ended June 30, 2025, the Company reclassified $422 million of goodwill as held for sale as a result of the Precision Sensors & Instrumentation ("PSI") disposition. See "Note 19. Business Acquisitions, Dispositions, and Businesses Held for Sale" for additional information.
The Company recorded no impairments to goodwill as of June 30, 2026 or December 31, 2025.
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,178	$(1,017)	$1,161	$2,186	$(986)	$1,200
Technology	1,112	(929)	183	1,217	(987)	230
Trade names and trademarks	302	(209)	93	306	(208)	98
Capitalized software	1,564	(1,156)	408	1,636	(1,219)	417
Finite-lived intangible assets	5,156	(3,311)	1,845	5,345	(3,400)	1,945
Indefinite-lived intangible assets	2,152	—	2,152	2,152	—	2,152
Total intangible assets	$7,308	$(3,311)	$3,997	$7,497	$(3,400)	$4,097
Amortization expense for the three months ended June 30, 2026 and 2025 was $59 million and $68 million, respectively, and $117 million and $134 million for the six months ended June 30, 2026 and 2025, respectively.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2026 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2026	$114
2027	216
2028	197
2029	171
2030	142
2031	119
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

	June 30, 2026	December 31, 2025
Long-term equipment contracts and certain other service agreements	$1,383	$1,123
Long-term product service agreements	373	330
Contract assets (total revenue in excess of billings)	1,756	1,453
Deferred inventory costs	156	141
Other costs to fulfill or obtain a contract	35	26
Contract and other deferred assets	$1,947	$1,620
Revenue recognized during the three months ended June 30, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $16 million and $5 million, respectively, and $19 million and $9 million during the six months ended June 30, 2026 and 2025, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflect billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, and provide long-term product service agreements and extended maintenance agreements. Contract liabilities consist of the following:

	June 30, 2026	December 31, 2025
Equipment contracts and other service agreements	$5,892	$5,249
Long-term product service agreements	524	507
Progress collections	6,416	5,756
Deferred income	182	148
Progress collections and deferred income (contract liabilities)	$6,598	$5,904
Revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $1,096 million and $1,373 million, respectively, and $2,706 million and $2,919 million during the six months ended June 30, 2026 and 2025, respectively.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 7. LEASES
The Company's operating lease portfolio includes service centers, manufacturing facilities, sales and administrative offices, and certain other equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Lease Expense	2026	2025	2026	2025
Short-term lease	$113	$118	$227	$237
Long-term fixed lease	54	69	115	138
Long-term variable lease	6	14	25	31
Total operating lease expense	$173	$201	$367	$406
Cash flows used in operating activities for operating leases approximate lease expense for the three and six months ended June 30, 2026 and 2025.
The weighted-average remaining lease term as of June 30, 2026 and December 31, 2025 was approximately nine years and seven years for operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2026 and December 31, 2025 was 4.8% and 4.6%, respectively.

Baker Hughes Company 2026 Second Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	June 30, 2026	December 31, 2025
U.S. dollar short-term debt
2.06% Senior Notes due December 2026	$600	$599
Other debt	174	90
Total short-term debt	774	689

U.S. dollar long-term debt
3.337% Senior Notes due December 2027	1,325	1,324
6.875% Notes due January 2029	252	255
4.050% Senior Notes due March 2029	497	—
3.138% Senior Notes due November 2029	524	524
4.486% Senior Notes due May 2030	498	498
4.350% Senior Notes due June 2031	1,240	—
4.650% Senior Notes due June 2033	744	—
5.000% Senior Notes due June 2036	1,979	—
5.125% Senior Notes due September 2040	1,266	1,269
4.080% Senior Notes due December 2047	1,339	1,338
5.850% Senior Notes due June 2056	1,974	—
Other long-term debt	378	190
Euro long-term debt
3.226% Senior Notes due March 2030	694	—
3.812% Senior Notes due March 2034	1,041	—
4.193% Senior Notes due March 2038	865	—
4.737% Senior Notes due March 2046	863	—
Total long-term debt	15,479	5,398
Total debt	$16,253	$6,087
The estimated fair value of total debt at June 30, 2026 and December 31, 2025 was $15,754 million and $5,628 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
Baker Hughes Holdings LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
On March 11, 2026, the Company completed an offering of $6.5 billion in U.S. dollar-denominated notes, along with €3.0 billion of Euro-denominated notes (the "Notes Offering"). These senior notes are presented net of $86 million of unamortized debt issuance costs and discount in the Company's consolidated statements of financial position. As a result of the completed offering, the Company terminated the remaining Bridge Facility and recognized the previously unamortized lending fees of $43 million within interest expense during the first quarter of 2026.
On July 15, 2026, BHH LLC, as borrower, and Baker Hughes Company, as parent guarantor, entered into two separate $1.0 billion, 2-year senior, unsecured term loan agreements (the "Term Loans"). Both Term Loan agreements contain customary representations, warranties, and covenants, and bear interest at a base rate or Secured Overnight Financing Rate ("SOFR") plus applicable margin.
The Company used the net proceeds of the Notes Offering and Term Loans to fund a portion of the cash consideration for the acquisition of Chart, which was completed on July 16, 2026. Concurrent with the completion of the Chart acquisition, the DDTL was terminated. See "Note 19. Business Acquisitions, Dispositions, and Businesses Held for Sale" for additional information related to the Chart acquisition.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC of the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of June 30, 2026, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling approximately $15.7 billion.
Certain Senior Notes contain covenants that limit the Company's capacity to perform various activities including, but not limited to, establishing liens securing debt, completing sale-leaseback transactions, and conducting mergers, consolidations and asset sales above specified limits. At June 30, 2026, the Company was in compliance with all debt covenants.
NOTE 9. INCOME TAXES
For the three and six months ended June 30, 2026, the provision for income taxes was $210 million and $545 million, respectively. For the three and six months ended June 30, 2025, the provision for income taxes was $256 million and $408 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances.
NOTE 10. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no shares of Class A common stock repurchased during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased and canceled 5.3 million and 9.8 million shares of Class A common stock for $196 million and $384 million representing an average price per share of $36.66 and $39.38, respectively. As of June 30, 2026, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2026	2025
Balance at January 1	986,815	989,646
Issue of shares upon vesting of restricted stock units (1)	4,195	4,700
Issue of shares on exercise of stock options (1)	643	82
Issue of shares for employee stock purchase plan	674	770
Repurchase and cancellation of Class A common stock	—	(9,751)
Balance at June 30	992,327	985,447
(1)Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(2,336)	$3	$(319)	$(2,652)
Other comprehensive income (loss) before reclassifications	(68)	(97)	(3)	(168)
Amounts reclassified from accumulated other comprehensive loss	28	(1)	8	35
Deferred taxes	3	—	—	3
Other comprehensive income (loss)	(37)	(98)	5	(130)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	—	(1)
Balance at June 30, 2026	$(2,372)	$(95)	$(314)	$(2,781)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	513	3	(18)	498
Amounts reclassified from accumulated other comprehensive loss	—	1	8	9
Deferred taxes	—	(1)	3	2
Other comprehensive income (loss)	513	3	(7)	509
Less: Other comprehensive income attributable to noncontrolling interests	1	—	—	1
Balance at June 30, 2025	$(2,351)	$(4)	$(298)	$(2,653)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2026 and 2025 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, and (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) during the six months ended June 30, 2026 only, foreign currency translation adjustments related to business dispositions.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net income	$682	$711	$1,620	$1,120
Less: Net income attributable to noncontrolling interests	1	10	9	17
Net income attributable to Baker Hughes Company	$681	$701	$1,611	$1,103

Weighted average shares outstanding:
Class A basic	992	988	991	990
Class A diluted	997	991	996	995
Net income per share attributable to common stockholders:
Class A basic	$0.69	$0.71	$1.63	$1.11
Class A diluted	$0.68	$0.71	$1.62	$1.11

Baker Hughes Company 2026 Second Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$14	$—	$14	$—	$22	$—	$22
Investment securities	1,297	—	32	1,329	1,217	—	24	1,241
Total assets	1,297	14	32	1,343	1,217	22	24	1,263

Liabilities
Derivatives	—	(26)	—	(26)	—	(33)	—	(33)
Total liabilities	$—	$(26)	$—	$(26)	$—	$(33)	$—	$(33)

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$33	$—	$(1)	$32	$24	$—	$—	$24
Equity securities	579	754	(36)	1,297	578	666	(27)	1,217
Total	$612	$754	$(37)	$1,329	$602	$666	$(27)	$1,241
(1)Net gains (losses) recorded to earnings related to these securities were $125 million and $119 million for the three months ended June 30, 2026 and 2025, respectively, and $75 million and $(22) million for the six months ended June 30, 2026 and 2025, respectively.
(2)As of June 30, 2026, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of June 30, 2026 and December 31, 2025, the balance of the Company's equity securities with readily determinable fair values is $1,297 million and $1,217 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income (loss). See "Note 18. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of June 30, 2026 and December 31, 2025 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 8. Debt."
Baker Hughes Company 2026 Second Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Interest rate swap contracts	$—	$(23)	$9	$(24)

Derivatives not accounted for as hedges
Currency exchange contracts and other	14	(3)	13	(9)
Total derivatives	$14	$(26)	$22	$(33)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of June 30, 2026 and December 31, 2025, $14 million and $22 million of derivative assets are recorded in "All other current assets" and $1 million and nil are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of June 30, 2026 and December 31, 2025, $3 million and $8 million of derivative liabilities are recorded in "All other current liabilities" and $23 million and $25 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
As of June 30, 2026 and December 31, 2025, the Company had issued credit default swaps ("CDS") with original notional balances totaling $514 million and $775 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to a customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $86 million and $287 million as of June 30, 2026 and December 31, 2025, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of June 30, 2026, the fair value of these derivative liabilities is not material.
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
In March 2026, the interest rate swap contracts designated as cash flow hedges with a notional amount of $2.5 billion hedging a portion of the Company's expected exposure in connection with future debt financing activities related to the acquisition of Chart, were terminated with the completion of the debt financing. A loss of $91 million was recorded in AOCI, of which, $12 million will amortize to earnings over a 10-year period and $79 million will amortize to earnings over a 30-year period. As of June 30, 2026, there are no active cash flow hedges.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
As of June 30, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
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
The Company evaluates hedge effectiveness on a qualitative basis, with any portion of the hedges deemed ineffective will be recorded in earnings in the period recognized. As of June 30, 2026, the Company designated €3.0 billion (approximately $3.5 billion, equivalent) of its recently issued notes as a non-derivative net investment hedge. The fair value recorded in AOCI related to this non-derivative hedge was a $48 million loss.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $4.2 billion and $7.1 billion at June 30, 2026 and December 31, 2025, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The series of tables below present the Company's revenue disaggregated by these categories.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2026	2025	2026	2025
Well Construction	$899	$921	$1,742	$1,812
Completions, Intervention, and Measurements	944	935	1,827	1,861
Production Solutions	930	968	1,828	1,867
Subsea & Surface Pressure Systems	678	793	1,291	1,576
Oilfield Services & Equipment	3,451	3,617	6,688	7,116
Gas Technology Equipment	1,524	1,624	3,189	3,080
Gas Technology Services	831	752	1,622	1,344
Total Gas Technology	2,355	2,377	4,811	4,424
Industrial Products	549	488	1,040	933
Industrial Solutions	182	273	367	531
Total Industrial Technology	731	761	1,407	1,464
Climate Technology Solutions	205	156	423	334
Industrial & Energy Technology	3,291	3,293	6,641	6,221
Total	$6,742	$6,910	$13,329	$13,337

	Three Months Ended June 30,		Six Months Ended June 30,
Oilfield Services & Equipment Geographic Revenue	2026	2025	2026	2025
North America	$933	$928	$1,859	$1,849
Latin America	732	639	1,332	1,207
Europe/CIS/Sub-Saharan Africa	568	653	1,127	1,232
Middle East/Asia	1,218	1,398	2,370	2,827
Oilfield Services & Equipment	$3,451	$3,617	$6,688	$7,116
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2026, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $40.1 billion. As of June 30, 2026, the Company expects to recognize revenue of approximately 53%, 76% and 91% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 19

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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$3,451	$3,291	$6,742	$6,688	$6,641	$13,329
Cost of goods and services sold	(2,849)	(2,311)	(5,160)	(5,540)	(4,692)	(10,232)
Research and development costs	(60)	(83)	(143)	(114)	(163)	(277)
Selling, general and administrative	(205)	(282)	(487)	(409)	(566)	(975)
Other income	2	3	5	1	8	9
Add: Depreciation and amortization	266	60	326	544	128	672
Segment EBITDA	$605	$678	$1,283	$1,170	$1,356	$2,526

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	OFSE	IET	Total	OFSE	IET	Total
Revenue	$3,617	$3,293	$6,910	$7,116	$6,221	$13,337
Cost of goods and services sold	(2,891)	(2,389)	(5,280)	(5,710)	(4,501)	(10,211)
Research and development costs	(65)	(96)	(161)	(126)	(181)	(307)
Selling, general and administrative	(219)	(283)	(502)	(440)	(567)	(1,007)
Other income	1	4	5	1	5	6
Add: Depreciation and amortization	233	56	289	459	109	568
Segment EBITDA	$677	$585	$1,262	$1,300	$1,086	$2,386
Baker Hughes Company 2026 Second Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OFSE	$605	$677	$1,170	$1,300
IET	678	585	1,356	1,086
Total segment	1,283	1,262	2,526	2,386
Corporate costs (1)	(82)	(78)	(157)	(163)
Restructuring	(11)	—	(50)	—
Other income (expense), net (2)	101	130	684	(11)
Depreciation and amortization	(333)	(293)	(687)	(579)
Interest expense, net	(66)	(54)	(151)	(105)
Income before income taxes	892	967	2,165	1,528
Provision for income taxes	(210)	(256)	(545)	(408)
Net income	682	711	1,620	1,120
Less: Net income attributable to noncontrolling interests	1	10	9	17
Net income attributable to Baker Hughes Company	$681	$701	$1,611	$1,103
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income and exclude $7 million and $5 million of depreciation and amortization for the three months ended June 30, 2026 and 2025, and $15 million and $11 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three and six months ended June 30, 2026. See "Note 18. Other (Income) Expense, Net" for further information.
The following table presents total assets:

Assets	June 30, 2026	December 31, 2025
OFSE	$18,515	$18,744
IET	14,632	14,934
Total segment	33,147	33,678
Corporate and eliminations (1)	19,473	7,203
Total	$52,620	$40,881
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
The following table presents depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and amortization	2026	2025	2026	2025
OFSE	$266	$233	$544	$459
IET	60	56	128	109
Total segment	326	289	672	568
Corporate	7	5	15	11
Total	$333	$293	$687	$579
Baker Hughes Company 2026 Second Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents capital expenditures:

	Three Months Ended June 30,		Six Months Ended June 30,
Capital expenditures	2026	2025	2026	2025
OFSE	$197	$213	$415	$414
IET	87	69	191	154
Total segment	284	282	606	568
Corporate	16	19	30	33
Total	$300	$301	$636	$601
NOTE 15. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with an ownership interest of 50%. The Company had purchases from the Aero JV of $226 million during each of the three months ended June 30, 2026 and 2025, and $435 million and $374 million during the six months ended June 30, 2026 and 2025, respectively. The Company had $150 million and $136 million of amounts due at June 30, 2026 and December 31, 2025, respectively, for products and services provided by the Aero JV in the ordinary course of business.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
self-insurance, it is the Company's policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers' compensation.
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. Total off-balance sheet arrangements were approximately $6.5 billion at June 30, 2026. It is not practicable to estimate the fair value of these financial instruments. As of June 30, 2026, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations, or cash flows.
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
NOTE 17. RESTRUCTURING
The Company recorded restructuring charges of $11 million and nil during the three months ended June 30, 2026 and 2025, and $50 million and nil during the six months ended June 30, 2026 and 2025, respectively.
The following table presents restructuring and associated impairment charges by the impacted segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oilfield Services & Equipment	$11	$—	$24	$—
Industrial & Energy Technology	—	—	28	—
Corporate	—	—	(2)	—
Total	$11	$—	$50	$—
The following table presents restructuring charges by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee-related termination expenses	$—	$—	24	—
Contract termination fees	—	—	1	—
Environmental remediation costs	1	—	1	—
Other incremental costs	10	—	24	—
Total	$11	$—	$50	$—
Baker Hughes Company 2026 Second Quarter Form 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in fair value of equity securities	$(125)	$(119)	$(75)	$21
(Gain) loss on business dispositions	24	—	(697)	—
Transaction related costs	30	—	59	—
Other charges and credits (1)	(33)	(15)	22	(15)
Total	$(104)	$(134)	$(691)	$6
(1)Other charges and credits of $(5) million and $(9) million for the three and six months ended June 30, 2026, respectively, consist of other (income) expense, net within OFSE and IET.
The (gain) loss on business dispositions includes subsequent working capital adjustment in respect of the sale of the PSI business discussed in "Note 19. Business Acquisitions, Dispositions, and Businesses Held for Sale." Transaction related costs consist of legal and other professional fees in connection with the businesses being disposed of and acquired, the most significant of which are related to the Chart acquisition.
NOTE 19. BUSINESS ACQUISITIONS, DISPOSITIONS, AND BUSINESSES HELD FOR SALE
ACQUISITIONS
On July 16, 2026, the Company completed the previously announced acquisition of Chart for $210 per share in cash, representing an enterprise value of approximately $13.6 billion. The acquisition was funded through a combination of cash on hand, proceeds from the Notes Offering, and borrowings under the Term Loans. See "Note 8. Debt" for further information on the financing for this transaction. Chart is a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling across a broad range of industrial and energy end markets. Chart’s highly differentiated products and solutions are used in every phase of the liquid gas supply chain, from engineering and design to installation, preventative maintenance to repair and service, as well as ongoing digital monitoring.
In August 2025, the Company completed the acquisition of CDC in the IET segment for total consideration of $554 million. As a result of this acquisition, the Company recorded $229 million of goodwill and $269 million of intangible assets.
DISPOSITIONS
During January 2026, the Company completed the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for total consideration of $479 million comprised of a 35% noncontrolling interest and proceeds of approximately $323 million, a portion of which was deferred and is expected to be collected in the second half of 2026 upon the final transfer of certain legal entities. The initial carrying value of the joint venture was approximately $156 million and resulted in an initial gain of approximately $225 million. In connection with the transaction, the Company and Cactus' parent entered into reciprocal put and call arrangements exercisable on the second anniversary of closing. The arrangements provide for the future cash settlement of the Company's retained interest based on a contractual pricing formula determined at the exercise date.
During January 2026, the Company completed the sale of its PSI business, a business within the Industrial Solutions product line of its IET segment, to Crane Company, a diversified manufacturer of engineered industrial products, for a total cash consideration of approximately $1.2 billion. The Company recognized an initial gain of approximately $497 million.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
BUSINESSES HELD FOR SALE
The Company classifies assets and liabilities as held for sale (a "disposal group") when management commits to a plan to sell the disposal group and concludes that it meets the relevant criteria. Assets held for sale are measured at the lower of their carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale.
During April 2026, the Company entered into an agreement with Hexagon AB, a global measurement technology company ("Hexagon"), to sell its Waygate Technologies business, a business within the Industrial Products product line of the IET segment, in an all-cash transaction valued at approximately $1.45 billion, before customary closing adjustments. The Company expects to complete the sale in the second half of 2026. As of June 30, 2026, the Waygate business meets the criteria to be classified as held for sale. The disposition proceeds are expected to exceed the carrying value of the business.
The following table presents financial information related to the assets and liabilities classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the condensed consolidated statements of financial position as of June 30, 2026.

Assets and liabilities of business held for sale	Waygate
Assets
Current receivables	$125
Inventories	97
All other current assets	14
Property, plant and equipment	46
Operating lease right-of-use assets	10
Goodwill	492
Intangible assets	66
Contract assets	5
Deferred income tax assets	12
All other assets	6
Total assets of business held for sale	873

Liabilities
Accounts payable	60
Progress collections and deferred income	46
Operating lease liabilities-current	3
All other current liabilities	35
Operating lease liabilities-non-current	8
All other liabilities	129
Total liabilities of business held for sale	281
Total net assets of business held for sale	$592
Baker Hughes Company 2026 Second Quarter Form 10-Q | 26

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
EXECUTIVE SUMMARY
Market Conditions

During the second quarter of 2026, continued disruptions in the Middle East contributed to tighter oil and liquefied natural gas (“LNG”) market balances and higher inflationary costs.

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

Looking ahead, oil market fundamentals are likely to be supported by a supply-constrained market and the need to replenish depleted strategic inventories. As the dynamic geopolitical environment continues to create uncertainty, we expect to see a decline in upstream spending in the Middle East this year, while spending in North American and other international markets is expected to remain broadly unchanged compared to 2025, absent further downside pressure in oil prices. Additionally, ongoing supply constraints through the Strait of Hormuz and broader disruptions across the Middle East are expected to create incremental risk across the business, with potential impacts on customer spending patterns, project timing, and supply chain visibility. Over the longer term, heightened geopolitical risk may contribute to higher mid-cycle oil prices necessary to incentivize incremental global supply. As a result, we see continued upstream investment as necessary to sustain production growth and meet rising global demand. We also expect a continued increase in operating expenditure-driven investment as operators focus on optimizing recovery and extending the life of producing assets.

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
Financial Results and Key Company Initiatives
In the second quarter of 2026, the Company generated revenues of $6.7 billion, a decrease of $0.2 billion, or 2%, compared to the second quarter of 2025. IET revenue remained flat year-over-year, driven by an increase of $79 million or 11% in Gas Technology Services ("GTS"), an increase of $61 million or 13% in Industrial Products ("IP"), and an increase in Climate Technology Solutions ("CTS") of $49 million or 31%, offset by a decrease of $100 million or 6% in Gas Technology Equipment ("GTE"), and a decrease of $91 million or 33% in Industrial Solutions ("IS") reflective of the Precision Sensors & Instrumentation ("PSI") disposition. OFSE revenue decreased $0.2 billion, or 5% year-over-year led by the Surface Pressure Control ("SPC") disposition and a decline in international revenue. Net income was $0.7 billion, which remained flat compared to the second quarter of 2025, driven by reduced income tax expense, improved performance in Segment EBITDA, and the change in fair value of equity securities, offset by increases in depreciation and amortization, transaction related costs, working capital adjustments related to business dispositions, interest expense, and restructuring.
On July 16, 2026, we completed our previously announced acquisition of Chart Industries, Inc. ("Chart"), for
Baker Hughes Company 2026 Second Quarter Form 10-Q | 27

$210 per share, representing an enterprise value of approximately $13.6 billion (the "Chart acquisition") as discussed in "Note 19. Business Acquisitions, Dispositions, and Businesses Held for Sale." The Chart acquisition was funded through an offering of senior notes in March 2026, along with other borrowings, as discussed in "Note 8. Debt," and cash on hand.
In the second quarter of 2026, we returned $228 million to shareholders through dividends.
Outlook

Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.

~~•~~OFSE outlook: We expect to see an improvement in global upstream spending through the remainder of the year across both international and North American markets, absent further downside pressure in oil prices.

~~•~~IET outlook: We see sustained strength in LNG and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets, with a growing emphasis on data centers.

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
Sustainability
We believe we have an important role to play in society as an industry leader and partner. We view the area of sustainability as a lever to transform the performance of our Company. In 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030 and achieve net-zero emissions by 2050. We continue to make progress on emissions reductions and reported in our 2025 Corporate Sustainability Report a 36.9% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions as compared to our 2019 base year, alongside a 45.8% intensity reduction. Key initiatives supporting these results include facility consolidation, increased use of renewable electricity, infrastructure upgrades, and electrification of our vehicle fleet.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three and six months ended June 30, 2026 and 2025, and should be read in conjunction with our condensed consolidated financial statements and related notes.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 28

Oil and Natural Gas Prices
In North America, customer spending is influenced by the price of oil and gas as indicated by the Cushing, OK West Texas Intermediate ("WTI") crude oil spot price and the Henry Hub natural gas spot price. Outside of North America, customer spending is influenced by Brent crude oil prices.
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Brent oil prices ($/Bbl) (1)	$102.63	$68.07	$91.50	$72.03
WTI oil prices ($/Bbl) (2)	95.65	64.57	84.29	68.12
Natural gas prices ($/mmBtu) (3)	2.95	3.19	3.81	3.66
(1)Energy Information Administration ("EIA") Europe Brent ("Brent") Spot Price per Barrel
(2)EIA WTI Spot Price per Barrel
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
North America	704	699	1%	726	751	(3)%
International	1,056	897	18%	1,070	900	19%
Worldwide	1,760	1,596	10%	1,796	1,651	9%
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
Our condensed consolidated statements of income display sales and costs of sales in accordance with the Securities and Exchange Commission ("SEC") regulations under which "goods" are required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts
Baker Hughes Company 2026 Second Quarter Form 10-Q | 29

shown below, we distinguish between "equipment" and "product services," where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance, and repairs), which are an important part of our operations. We refer to "product services" simply as "services" within Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 30

Orders and Remaining Performance Obligations
Summarized orders information for our segments are shown in the following table.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2026	2025		2026	2025
Orders:
Oilfield Services & Equipment	$3,413	$3,503	$(90)	$6,684	$6,784	$(100)
Gas Technology Equipment	4,913	781	4,132	6,736	2,116	4,620
Gas Technology Services	1,314	986	328	2,288	1,899	389
Total Gas Technology	6,227	1,767	4,460	9,024	4,015	5,009
Industrial Products	533	513	20	1,137	1,013	124
Industrial Solutions	274	327	(53)	503	608	(105)
Total Industrial Technology	807	839	(32)	1,640	1,621	19
Climate Technology Solutions	54	923	(869)	1,312	1,071	241
Industrial & Energy Technology	7,088	3,530	3,558	11,976	6,708	5,268
Total	$10,501	$7,032	$3,469	$18,660	$13,492	$5,168
Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction prices allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of June 30, 2026, RPO totaled $40.1 billion, of which OFSE totaled $3.0 billion and IET totaled $37.1 billion.
Second Quarter of 2026 Compared to the Second Quarter of 2025
Revenue decreased $0.2 billion, or 2%, to $6.7 billion. OFSE revenue decreased $0.2 billion, or 5%, and IET revenue was flat compared to the second quarter of 2025.
Selling, general and administrative costs increased $2 million to $569 million.
Research and development costs decreased $18 million, or 11%, to $143 million.
Other income decreased $30 million, primarily reflecting working capital adjustments of $24 million related to business dispositions.
Net interest expense in the second quarter of 2026 was $66 million, which includes interest income of $130 million offset by interest expense of $196 million. Net interest expense increased $12 million compared to the second quarter of 2025, primarily driven by increased interest expense as a result of the senior notes offering in March 2026.
We recorded income tax expense in the second quarter of 2026 and 2025 of $210 million and $256 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances.
Net income remained flat at $0.7 billion compared to the second quarter of 2025.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 31

Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended June 30,		$ Change
	2026	2025
Revenue
Well Construction	$899	$921	$(22)
Completions, Intervention, and Measurements	944	935	9
Production Solutions	930	968	(38)
Subsea & Surface Pressure Systems	678	793	(115)
Total	$3,451	$3,617	$(166)

Cost of goods and services sold	$2,849	$2,891	$(42)
Research and development costs	60	65	(5)
Selling, general and administrative	205	219	(14)
Other income	(2)	(1)	(1)
Less: Depreciation and amortization	(266)	(233)	(33)
Segment EBITDA	$605	$677	$(72)
OFSE revenue of $3,451 million decreased $166 million, or 5%, in the second quarter of 2026 compared to the second quarter of 2025, driven mainly by the impact of the SPC disposition and disruptions in the Middle East, offset by the benefit of FX in Latin America. From a geographical perspective, international revenue was $2,518 million, a decrease of $171 million, or 6%, from the second quarter of 2025, driven by Middle East/Asia and Europe/CIS/Sub-Saharan Africa, partially offset by an increase in Latin America. North America revenue was $933 million in the second quarter of 2026, an increase of $5 million, or 1%, from the second quarter of 2025.
OFSE segment EBITDA of $605 million decreased $72 million, or 11%, in the second quarter of 2026 compared to the second quarter of 2025. The reduction of EBITDA in the second quarter of 2026, after taking into consideration the impact of the SPC disposition, was the result of inflation, change in business mix, and lower volume, partially offset by cost-out initiatives, overall productivity, and FX.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 32

Industrial & Energy Technology

	Three Months Ended June 30,		$ Change
	2026	2025
Revenue
Gas Technology Equipment	$1,524	$1,624	$(100)
Gas Technology Services	831	752	79
Total Gas Technology	2,355	2,377	(22)
Industrial Products	549	488	61
Industrial Solutions	182	273	(91)
Total Industrial Technology	731	761	(30)
Climate Technology Solutions	205	156	49
Total	$3,291	$3,293	$(2)

Cost of goods and services sold	$2,311	$2,389	$(78)
Research and development costs	83	96	(13)
Selling, general and administrative	282	283	(1)
Other (income) expense	(3)	(4)	1
Less: Depreciation and amortization	(60)	(56)	(4)
Segment EBITDA	$678	$585	$93
IET revenue of $3,291 million for the second quarter of 2026, remained flat year-over-year, with decreases in Gas Technology Equipment and Industrial Solutions driven by the PSI disposition, offset by increases in all other product lines.
IET segment EBITDA of $678 million increased $93 million, or 16%, in the second quarter of 2026 compared to the second quarter of 2025. The improved performance in the second quarter of 2026 was driven by price, productivity, cost-out initiatives, and FX, partially offset by lower volume and inflation.
The First Six Months of 2026 Compared to the First Six Months of 2025
Revenue was flat at $13.3 billion. OFSE decreased $0.4 billion, or 6%, and IET increased $0.4 billion, or 7%.
Selling, general and administrative costs decreased $13 million, or 1%, to $1,131 million, driven primarily by a continued focus on cost optimization.
Research and development costs decreased $30 million, or 10%, to $277 million.
Other income increased $697 million, primarily related to gains of $697 million on business dispositions.
Net interest expense incurred in the first six months of 2026 was $151 million, which includes interest income of $189 million offset by interest expense of $340 million. Net interest expense increased $46 million compared to the first six months of 2025, as a result of the recognition of previously unamortized lending fees related to the Bridge Facility terminated in the first quarter of 2026.
In the first six months of 2026 and 2025, the provision for income taxes was $545 million and $408 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is primarily related to income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances.
Net income increased $0.5 billion, or 46%, to $1.6 billion compared to the first six months of 2025.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 33

Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Six Months Ended June 30,		$ Change
	2026	2025
Revenue
Well Construction	$1,742	$1,812	$(70)
Completions, Intervention, and Measurements	1,827	1,861	(34)
Production Solutions	1,828	1,867	(39)
Subsea & Surface Pressure Systems	1,291	1,576	(285)
Total	$6,688	$7,116	$(428)

Cost of goods and services sold	$5,540	$5,710	$(170)
Research and development costs	114	126	(12)
Selling, general and administrative	409	440	(31)
Other income	(1)	(1)	—
Less: Depreciation and amortization	(544)	(459)	(85)
Segment EBITDA	$1,170	$1,300	$(130)
OFSE revenue of $6,688 million decreased $428 million, or 6%, in the first six months of 2026 compared to the first six months of 2025, driven by the SPC disposition and disruptions in the Middle East. From a geographical perspective, international revenue was $4,829 million, a decrease of $438 million, or 8%, from the first six months of 2025 driven by a decrease in Middle East/Asia and Europe/CIS/Sub-Saharan Africa, partially offset by an increase in Latin America. North America revenue was $1,859 million in the first six months of 2026, a increase of $10 million, or 1%, from the first six months of 2025.
OFSE segment EBITDA of $1,170 million decreased $130 million, or 10%, in the first six months of 2026 compared to the first six months of 2025. The reduction of EBITDA in the first six months of 2026, after taking into consideration the disposal of SPC was a result of inflation, lower volume, change in business mix, partially offset by cost-out initiatives, overall productivity, and FX.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 34

Industrial & Energy Technology

	Six Months Ended June 30,		$ Change
	2026	2025
Revenue
Gas Technology Equipment	$3,189	$3,080	$109
Gas Technology Services	1,622	1,344	278
Total Gas Technology	4,811	4,424	387
Industrial Products	1,040	933	107
Industrial Solutions	367	531	(164)
Total Industrial Technology	1,407	1,464	(57)
Climate Technology Solutions	423	334	89
Total	$6,641	$6,221	$420

Cost of goods and services sold	$4,692	$4,501	$192
Research and development costs	163	181	(18)
Selling, general and administrative	566	567	(1)
Other income	(8)	(5)	(3)
Less: Depreciation and amortization	(128)	(109)	(19)
Segment EBITDA	$1,356	$1,086	$270
IET revenue of $6,641 million increased $420 million, or 7%, in the first six months of 2026 compared to the first six months of 2025, with increases in GTE, GTS, IP, and CTS, partially offset by a decline in IS driven by the PSI disposition.
IET segment EBITDA of $1,356 million increased $270 million, or 25%, in the first six months of 2026 compared to the first six months of 2025. The improved performance in the first six months of 2026 was driven by price, overall productivity, FX, higher volume, and cost-out initiatives, partially offset by inflation.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business and pending acquisitions. We continue to maintain solid financial strength and sufficient liquidity. At June 30, 2026, we had cash and cash equivalents of $15.7 billion compared to $3.7 billion at December 31, 2025.
As of June 30, 2026, we held approximately $13.5 billion of cash and cash equivalents in the U.S. and approximately $2.3 billion outside the U.S., including $0.9 billion held in Europe and the United Kingdom. As of December 31, 2025, cash and cash equivalents totaled approximately $0.7 billion in the U.S. and approximately $3.0 billion outside the U.S., including $1.5 billion held in Europe and the United Kingdom. A substantial portion of the cash held outside the U.S. at June 30, 2026 has either been reinvested in active non-U.S. business operations or was being held for the Chart acquisition, which was completed on July 16, 2026. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
Baker Hughes Holdings LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At June 30, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 35

Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details. At June 30, 2026, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
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
During the six months ended June 30, 2026, we disbursed cash to fund a variety of activities including certain working capital needs, capital expenditures, and the payment of dividends.
On July 15, 2026, BHH LLC, as borrower, and Baker Hughes Company, as parent guarantor, entered into two separate $1.0 billion, 2-year senior, unsecured term loan agreements (the "Term Loans"). Both Term Loan agreements contain customary representations, warranties, and covenants, and bear interest at a base rate or Secured Overnight Financing Rate ("SOFR") plus applicable margin. Concurrent with the closure of the Chart acquisition, the 2025 delayed draw term loan facility was terminated. See "Note 19. Business Acquisitions, Dispositions, and Businesses Held for Sale" for additional information related to the Chart acquisition and "Note 8. Debt" for additional information on our funding activities.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2026	2025
Operating activities	$1,845	$1,219
Investing activities	874	(596)
Financing activities	9,287	(945)
Operating Activities
Cash flows provided by operating activities were $1,845 million and $1,219 million for the six months ended June 30, 2026 and 2025, respectively.
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
For the six months ended June 30, 2026, net working capital cash generation was $350 million, mainly due to progress collections, partially offset by contract assets build up and inventory increase.
For the six months ended June 30, 2025, net working capital cash generation was $98 million, mainly due to accounts receivable collections and contract asset buildup, partially offset by progress collections, accounts payable, and inventory increases.
Included in the cash flows from operating activities for the six months ended June 30, 2026 and 2025 were payments of $86 million and $67 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 36

Investing Activities
Cash flows provided by investing activities were $874 million for the six months ended June 30, 2026 and cash flows used in investing activities were $596 million for the six months ended June 30, 2025.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $636 million and $601 million for the six months ended June 30, 2026 and 2025, respectively, partially offset by cash flows from the disposal of PP&E of $110 million and $74 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
During the first quarter of 2026, the Company generated approximately $1.2 billion from the disposition of the Precision Sensors & Instrumentation business, a business within the Industrial Solutions product line of its IET segment, to Crane Company. The Company also received $0.2 billion from the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, in exchange for cash consideration and 35% noncontrolling interest.
Financing Activities
Cash flows provided by financing activities were $9,287 million for the six months ended June 30, 2026 and cash flows used in financing activities were $945 million for the six months ended June 30, 2025.
We maintained a quarterly dividend during the six months ended June 30, 2026 and 2025 of $0.23 per share. We paid dividends of $456 million and $456 million to our Class A shareholders during the six months ended June 30, 2026 and 2025, respectively.
We did not repurchase any shares of Class A common stock during the six months ended June 30, 2026. During the six months ended June 30, 2025, we repurchased and canceled 9.8 million shares of Class A common stock for a total of $384 million.
On March 11, 2026, we completed an offering of $6.5 billion of U.S. dollar-denominated notes, along with €3.0 billion of Euro-denominated notes. As a result of the completed offering, we terminated the Bridge Facility entered into on July 28, 2025.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs; meet contractual obligations; fund strategic growth initiatives, capital expenditures, and dividends; repay debt; repurchase our Class A common stock; and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2026 are expected to be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business.
Based on our current outlook, we anticipate making income tax payments in the range of $0.9 to $1.0 billion in 2026.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk by working with our customers to restructure their debts or utilizing available trade receivable facilities that enable us to
Baker Hughes Company 2026 Second Quarter Form 10-Q | 37

manage collection risk. With regard to our primary customer in Mexico, there have not historically been any material losses due to uncollectable accounts receivable, nor are any such balances currently in dispute. As of June 30, 2026 and December 31, 2025, the Company had credit default swaps ("CDS") with original notional balances totaling $514 million and $775 million, respectively, with third-party financial institutions. The CDS relate to borrowings provided by these financial institutions to our primary customer in Mexico who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was $86 million and $287 million as of June 30, 2026 and December 31, 2025, respectively, which will reduce each month through September 2026 as the customer repays the borrowings. As of June 30, 2026, the fair value of these derivative liabilities is not material.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 16% in the U.S. as of June 30, 2026. No other country accounted for more than 10% of our gross customer receivables as of June 30, 2026.
International operations: Our cash that is held outside the U.S. is 15% of the total cash balance as of June 30, 2026, including 6% of total cash held in Europe and the United Kingdom. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $15.7 billion as of June 30, 2026, with maturities ranging from 2026 to 2056. The Debt Securities constitute debt obligations of BHH LLC and Baker Hughes Co-Obligor, Inc., a wholly owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers"). The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 38

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except the implementation of SAP Central Finance ("cFIN") as part of the Company's finance systems transformation program. The implementation resulted in the modification of certain finance processes and related internal controls over financial reporting. Management continues to monitor and refine the related processes and controls as part of its ongoing finance transformation activities.
Baker Hughes Company 2026 Second Quarter Form 10-Q | 39

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
April 1-30, 2026	—	$—	—	$1,348,978,828
May 1-31, 2026	—	$—	—	$1,348,978,828
June 1-30, 2026	—	$—	—	$1,348,978,828
Total	—	$—	—
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
(2)During the three months ended June 30, 2026, we repurchased no shares of Class A common stock in the open market under our publicly announced purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities.

ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit
Baker Hughes Company 2026 Second Quarter Form 10-Q | 40

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

10.1	Baker Hughes Company 2026 Long-Term Incentive Plan (incorporated by reference as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on May 19, 2026 (File No. 333-296021)).
10.2+*	Baker Hughes Company Form of Performance Share Unit Award Agreement (under the 2026 Long-Term Incentive Plan).
10.3+*	Baker Hughes Company Form of Horizon 2 Performance Share Unit Award Agreement (under the 2026 Long-Term Incentive Plan).
10.4*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vesting, Executive) (under the 2026 Long-Term Incentive Plan).
10.5*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vesting, Executive) (under the 2026 Long-Term Incentive Plan).
10.6*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-Year Cliff Vesting, Executive) (under the 2026 Long-Term Incentive Plan).
10.7*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-Year Ratable Vesting, Executive) (under the 2026 Long-Term Incentive Plan).
10.8*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (1-Year Cliff Vesting, Executive) (under the 2026 Long-Term Incentive Plan).
10.9*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (3-Year Cliff Vesting, Non-Executive) (under the 2026 Long-Term Incentive Plan).
10.10*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (3-Year Ratable Vesting, Non-Executive) (under the 2026 Long-Term Incentive Plan).
10.11*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-Year Cliff Vesting, Non-Executive) (under the 2026 Long-Term Incentive Plan).
10.12*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (2-Year Ratable Vesting, Non-Executive) (under the 2026 Long-Term Incentive Plan).
10.13*	Baker Hughes Company Form of Restricted Stock Unit Award Agreement (1-Year Cliff Vesting, Non-Executive) (under the 2026 Long-Term Incentive Plan).
10.14*	Baker Hughes Company Form of Director Deferred Stock Unit Award Agreement (under the 2026 Long-Term Incentive Plan).
10.15*	Baker Hughes Company Non-Employee Director Deferral Plan, as Amended and Restated, effective May 19, 2026.
10.16*	Baker Hughes Company Form of Non-U.S. Addendum to Award Agreements (under the 2026 Long-Term Incentive Plan).
10.17
Term Loan Facility Credit Agreement, dated as of July 15, 2026, by and among Baker Hughes Holdings LLC, as borrower, Baker Hughes Company, as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of Baker Hughes Company filed on July 16, 2026).

10.18
Term Loan Facility Credit Agreement, dated as of July 15, 2026, by and among Baker Hughes Holdings LLC, as borrower, Baker Hughes Company, as parent guarantor, the lenders party thereto, and UniCredit Bank GmbH - New York Branch, as administrative agent for the lenders (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of Baker Hughes Company filed on July 16, 2026).

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

Baker Hughes Company 2026 Second Quarter Form 10-Q | 41

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
Baker Hughes Company 2026 Second Quarter Form 10-Q | 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	July 27, 2026	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	July 27, 2026	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2026 Second Quarter Form 10-Q | 43