Form 10-Q
period 2026-09-30
Baker Hughes Co
filed 2026-10-28
CIK 1701605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☑
As of October 26, 2026, the registrant had outstanding 993,078,473 shares of Class A Common Stock, $0.0001 par value per share.

Baker Hughes Company
Baker Hughes Company 2026 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Company
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenue:
Sales of goods	$5,396	$4,613	$14,045	$13,273
Sales of services	2,629	2,397	7,309	7,074
Total revenue	8,025	7,010	21,354	20,347

Costs and expenses:
Cost of goods sold	4,190	3,593	10,934	10,525
Cost of services sold	1,907	1,716	5,409	5,031
Selling, general and administrative	732	597	1,844	1,716
Research and development costs	150	146	427	453
Amortization of acquired intangible assets	165	10	184	35
Restructuring	28	—	78	—
Other (income) expense, net	157	71	(534)	77
Interest expense, net	177	56	328	161
Income before income taxes	519	821	2,684	2,349
Provision for income taxes	(97)	(204)	(642)	(612)
Net income	422	617	2,042	1,737
Less: Net income attributable to noncontrolling interests	11	8	20	25
Net income attributable to Baker Hughes Company	$411	$609	$2,022	$1,712

Per share amounts:
Basic income per Class A common stock	$0.41	$0.62	$2.04	$1.73
Diluted income per Class A common stock	$0.41	$0.61	$2.03	$1.72

Cash dividend per Class A common stock	$0.23	$0.23	$0.69	$0.69
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 1

Baker Hughes Company
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$422	$617	$2,042	$1,737
Less: Net income attributable to noncontrolling interests	11	8	20	25
Net income attributable to Baker Hughes Company	411	609	2,022	1,712
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	77	(82)	590
Cash flow hedges	12	(78)	(86)	(75)
Benefit plans	3	5	8	(2)
Other comprehensive income (loss)	(30)	4	(160)	513
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	1
Other comprehensive income (loss) attributable to Baker Hughes Company	(30)	4	(159)	512
Comprehensive income	392	620	1,882	2,249
Less: Comprehensive income attributable to noncontrolling interests	11	7	19	25
Comprehensive income attributable to Baker Hughes Company	$381	$613	$1,863	$2,224
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 2

Baker Hughes Company
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions, except par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,068	$3,715
Current receivables, net	7,871	6,641
Inventories, net	5,975	4,954
All other current assets	3,726	3,518
Total current assets	21,640	18,828
Property, plant and equipment (net of accumulated depreciation of $7,198 and $6,686, respectively)	6,775	5,326
Goodwill	13,897	6,068
Other intangible assets, net	9,773	4,097
Deferred income tax assets	1,606	1,957
All other assets	5,372	4,605
Total assets	$59,063	$40,881
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,200	$4,579
Short-term debt	788	689
Progress collections and deferred income	8,037	5,904
All other current liabilities	3,450	2,705
Total current liabilities	17,475	13,877
Long-term debt	17,476	5,398
Liabilities for pensions and other postretirement benefits	978	1,066
Deferred income tax liabilities	701	84
All other liabilities	1,872	1,446
Equity:
Class A Common Stock, $0.0001 par value - 2,000 authorized, 993 and 987 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Capital in excess of par value	24,174	24,738
Retained loss	(1,230)	(3,252)
Accumulated other comprehensive loss	(2,811)	(2,652)
Baker Hughes Company equity	20,133	18,834
Noncontrolling interests	428	176
Total equity	20,561	19,010
Total liabilities and equity	$59,063	$40,881
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 3

Baker Hughes Company
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$—	$24,738	$(3,252)	$(2,652)	$176	$19,010
Comprehensive income (loss):
Net income			2,022		20	2,042
Other comprehensive loss				(159)	(1)	(160)
Dividends on Class A common stock ($0.69 per share)		(684)				(684)
Stock-based compensation cost		159				159
Fair value of Chart non-controlling interests					244	244
Other		(39)			(11)	(50)
Balance at September 30, 2026	$—	$24,174	$(1,230)	$(2,811)	$428	$20,561

(In millions, except per share amounts)	Class A Common Stock	Capital in Excess of Par Value	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2026	$—	$24,330	$(1,641)	$(2,781)	$176	$20,084
Comprehensive income (loss):
Net income			411		11	422
Other comprehensive loss				(30)		(30)
Dividends on Class A common stock $0.23 per share)		(228)				(228)
Stock-based compensation cost		57				57
Fair value of Chart non-controlling interests					244	244
Other		15			(3)	12
Balance at September 30, 2026	$—	$24,174	$(1,230)	$(2,811)	$428	$20,561
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Company 2026 Third Quarter Form 10-Q | 4

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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 5

Baker Hughes Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$2,042	$1,737
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,192	861
Stock-based compensation cost	159	153
Change in fair value of equity securities	(81)	29
Gain on business dispositions	(697)	—
(Benefit) provision for deferred income taxes	(186)	(44)
Changes in operating assets and liabilities:
Current receivables	(572)	513
Inventories	(166)	37
Accounts payable	81	(335)
Progress collections and deferred income	1,501	(486)
Contract and other deferred assets	(494)	237
Other operating items, net	71	(554)
Net cash flows provided by operating activities	2,850	2,148
Cash flows from investing activities:
Expenditures for capital assets	(907)	(896)
Proceeds from disposal of assets	145	139
Net cash paid for acquisitions	(14,150)	(800)
Proceeds from business dispositions	1,450	—
Other investing items, net	60	(94)
Net cash flows used in investing activities	(13,402)	(1,651)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,885	—
Dividends paid	(684)	(683)
Repurchase of Class A common stock	—	(384)
Other financing items, net	(296)	(157)
Net cash flows provided by (used in) financing activities	10,905	(1,224)
Effect of currency exchange rate changes on cash and cash equivalents	—	56
Increase (decrease) in cash and cash equivalents	353	(671)
Cash and cash equivalents, beginning of period	3,715	3,364
Cash and cash equivalents, end of period	$4,068	$2,693
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$669	$754
Interest paid	$307	$197
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 6

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
On July 16, 2026, Baker Hughes completed its previously announced acquisition of Chart Industries, Inc. ("Chart"). The results of operations of the acquired business have been included in the Company's condensed consolidated financial statements from the acquisition date. The acquisition has been accounted for as a business combination in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805. Refer to "Note 2. Business Acquisitions" for additional information.
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
Supply Chain Finance Programs
As of September 30, 2026 and December 31, 2025, $417 million and $410 million of supply chain finance program liabilities are recorded in "Accounts payable" in the condensed consolidated statements of financial position, respectively, and are reflected in net cash flows from operating activities in the condensed consolidated statements of cash flows when settled.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 7

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
NOTE 2. BUSINESS ACQUISITIONS
Chart Industries
On July 16, 2026, the Company acquired 100% of the equity interests of Chart, a global leader in the design, engineering, and manufacturing of process technologies and equipment for gas and liquid molecule handling across a broad range of industrial and energy end markets. Chart’s products and solutions serve a range of sectors, including gas infrastructure, nuclear and geothermal energy, data centers, carbon capture and storage, space, and other high-growth industrial markets.
The Company accounts for business combinations in accordance with ASC 805, Business Combinations ("ASC 805"), using the acquisition method of accounting. Identifiable assets acquired and liabilities assumed are recognized at their acquisition-date fair values, with any excess of the consideration transferred over the fair value of the net assets acquired recorded as goodwill. The determination of fair values requires management to make significant estimates and assumptions. When the initial accounting for a business combination is incomplete, provisional amounts are recorded and may be adjusted during the measurement period, not to exceed one year from the acquisition date. Acquisition-related costs are expensed as incurred. During the measurement period, the Company may revise provisional amounts as additional information becomes available regarding facts and circumstances that existed as of the acquisition date.
The total merger consideration transferred is as follows:

Cash paid to Chart shareholders	$10,054
Plus: Cash paid to settle Chart's third-party debt	4,451
Plus: Cash paid to terminate the Flowserve-Chart merger during 2025	258
Plus: Other consideration for stock-based awards	46
Total consideration	$14,809

Baker Hughes Company 2026 Third Quarter Form 10-Q | 8

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Preliminary Purchase Price Allocation

The following table sets forth the allocation of the merger consideration to the fair value of the identifiable assets acquired and liabilities assumed based on Chart’s balance sheet as of July 16, 2026:

Preliminary Purchase Price Allocation
Fair value of assets acquired:
Cash and cash equivalents	$400
Current receivables, net	787
Inventories, net	958
All other current assets	539
Property, plant and equipment	1,215
Goodwill	8,330
Other intangibles assets	5,920
Deferred income tax assets	9
All other assets	271
Total assets acquired	18,429
Fair value of liabilities assumed:
Accounts payable	643
Progress collections and deferred income	759
Other current liabilities	302
Deferred income tax liabilities	1,159
All other liabilities	513
Total liabilities assumed	3,376
Noncontrolling interests	244
Net assets acquired	$14,809
The purchase price allocation is preliminary and may be revised during the measurement period as the Company completes its analysis of the acquisition-date fair values of assets acquired and liabilities assumed.
The goodwill recognized principally represents the anticipated synergies that are expected to be realized as a result of combining the Chart operations with those of Baker Hughes. The goodwill recognized is not deductible for tax purposes.

Baker Hughes Company 2026 Third Quarter Form 10-Q | 9

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following unaudited pro forma financial information presents the combined results of Baker Hughes and Chart as if the acquisition had been completed on January 1, 2025. The unaudited pro forma combined financial information has been derived from the historical consolidated financial statements of the Company and Chart and include certain policy alignments, estimates, and assumptions made by management. The unaudited pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed on the aforementioned date, nor is it indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025(1)	2026	2025(1)
Total revenue	$8,149	$7,996	$23,295	$23,195
Net income attributable to Baker Hughes Company	498	489	2,046	1,357
(1)The termination fee related to the Flowserve-Chart merger previously recorded in Chart's net income was removed from the pro forma net income as it was paid by Baker Hughes and included in the purchase consideration.
Continental Disc Corporation ("CDC")
In August 2025, the Company completed the acquisition of CDC in the Industrial & Energy Technology ("IET") segment for total consideration of $554 million. As a result of that acquisition, the Company recorded $229 million of goodwill and $269 million of intangible assets.
NOTE 3. CURRENT RECEIVABLES
Current receivables consist of the following:

	September 30, 2026	December 31, 2025
Customer receivables	$6,937	$5,558
Other	1,202	1,360
Total current receivables	8,139	6,918
Less: Allowance for credit losses	(268)	(277)
Total current receivables, net	$7,871	$6,641
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers and indirect taxes. Current receivables includes $787 million added as a result of the Chart acquisition. See "Note 2. Business Acquisitions" for additional information.
The Company's customer receivables are spread over a broad and diverse group of customers across many countries. As of September 30, 2026, 24% of the Company's gross customer receivables were from customers in the U.S. As of December 31, 2025, 16% of the Company's gross customer receivables were from customers in the U.S. and 10% were from customers in the United Arab Emirates. No other country accounted for more than 10% of the Company's gross customer receivables at these dates.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 10

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. INVENTORIES
Inventories, net of reserves of $424 million and $381 million as of September 30, 2026 and December 31, 2025, respectively, consist of the following:

	September 30, 2026	December 31, 2025
Finished goods	$2,483	$2,381
Work in process and raw materials	3,492	2,573
Total inventories, net	$5,975	$4,954
The inventory balance includes $958 million added as a result of the Chart acquisition. See "Note 2. Business Acquisitions" for additional information.
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment ("PP&E") consist of the following at September 30, 2026 and December 31, 2025:

	Useful Life	September 30, 2026	December 31, 2025
Land and improvements	8 - 10 years (1)	$447	$297
Buildings, structures and related equipment	5 - 40 years	3,252	2,531
Machinery, equipment and other	1 - 20 years	10,274	9,184
Total cost		13,973	12,012
Less: Accumulated depreciation		(7,198)	(6,686)
Property, plant and equipment, net		$6,775	$5,326
(1)Useful life excludes land
Depreciation expense was $305 million and $875 million for the three and nine months ended September 30, 2026 and $225 million and $669 million for the three and nine months ended September 30, 2025, respectively.
The following table summarizes the fair values assigned to PP&E acquired in connection with the Chart acquisition and included within the table above:

	Useful Life	Fair Value Assigned
Land and improvements	8 -10 years (1)	$160
Buildings, structures and related equipment	5 - 40 years	550
Machinery, equipment and other	1 - 20 years	505
Total property, plant and equipment, net acquired		1,215
(1)Useful life excludes land

Baker Hughes Company 2026 Third Quarter Form 10-Q | 11

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	OFSE	IET	Chart	Total
Balance at December 31, 2025	$1,556	$4,512	$—	$6,068
Acquisition of Chart	—	—	8,330	8,330
Currency exchange and other	9	(18)	—	(9)
Classified as held for sale	—	(492)	—	(492)
Balance at September 30, 2026	$1,565	$4,002	$8,330	$13,897
During the nine months ended September 30, 2026, the Company recorded goodwill in the amount of $8,330 million as a result of the Chart acquisition, and reclassified $492 million of goodwill as held for sale as a result of the pending Waygate Technologies ("Waygate") disposition. See "Note 21. Dispositions and Businesses Held for Sale" for additional information on the Waygate disposition.
The Company performed its annual goodwill impairment test during the quarter. No impairment indicators were identified, and the Company recorded no impairments to goodwill as of September 30, 2026 or December 31, 2025.
OTHER INTANGIBLE ASSETS
Intangible assets consist of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships (1)	$6,160	$(1,153)	$5,007	$2,186	$(986)	$1,200
Technology	1,688	(948)	740	1,217	(987)	230
Trade names and trademarks	1,647	(226)	1,421	306	(208)	98
Capitalized software	1,633	(1,180)	453	1,636	(1,219)	417
Finite-lived intangible assets	11,128	(3,507)	7,621	5,345	(3,400)	1,945
Indefinite-lived intangible assets	2,152	—	2,152	2,152	—	2,152
Total intangible assets	$13,280	$(3,507)	$9,773	$7,497	$(3,400)	$4,097
(1) Includes backlog recognized as a result of the Chart acquisition.

Amortization expense for the three months ended September 30, 2026 and 2025 was $200 million and $58 million, respectively, and $317 million and $192 million for the nine months ended September 30, 2026 and 2025, respectively. The amortization of acquired intangible assets is presented separately in the condensed consolidated statements of income.
The following table summarizes the fair values assigned to identified intangible assets acquired in connection with the Chart acquisition as of the acquisition date and included within the table above:
Baker Hughes Company 2026 Third Quarter Form 10-Q | 12

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Useful Life	Fair Value Assigned
Customer relationships	20 years	$3,610
Trade names and trademarks	20 years	1,345
Technology	8 years	567
Capitalized software	5 years	28
Backlog	1 year	370
Total intangible assets acquired		$5,920
Estimated amortization expense for the remainder of 2026 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2026	$230
2027	741
2028	522
2029	493
2030	467
2031	448
NOTE 7. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on long-term contracts to construct technically complex equipment, and provide long-term product service agreements and extended maintenance agreements and other deferred contract related costs. The Company's long-term product service agreements are provided by the IET and Chart segments. The Company's long-term equipment contracts are provided by the IET, Oilfield Services & Equipment ("OFSE"), and Chart segments. Contract and other deferred assets are reported in "All other current assets" or "All other assets", as applicable. Contract assets consist of the following:

	September 30, 2026	December 31, 2025
Long-term equipment contracts and certain other service agreements	$1,839	$1,123
Long-term product service agreements	343	330
Contract assets (total revenue in excess of billings)	2,182	1,453
Deferred inventory costs	154	141
Other costs to fulfill or obtain a contract	39	26
Contract and other deferred assets	$2,375	$1,620
Revenue recognized during the three months ended September 30, 2026 and 2025 from performance obligations satisfied (or partially satisfied) in previous periods related to long-term service agreements was $(6) million and $4 million, respectively, and $13 million during the nine months ended September 30, 2026 and 2025. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract's total estimated profitability.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 13

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflect billings in excess of revenue, and deferred income on long-term contracts to construct technically complex equipment, and provide long-term product service agreements and extended maintenance agreements. Contract liabilities consist of the following:

	September 30, 2026	December 31, 2025
Equipment contracts and other service agreements	$7,319	$5,249
Long-term product service agreements	534	507
Progress collections	7,853	5,756
Deferred income	184	148
Progress collections and deferred income (contract liabilities)	$8,037	$5,904
Revenue recognized during the three months ended September 30, 2026 and 2025 that was included in the contract liabilities at the beginning of the period was $628 million and $880 million, respectively, and $3,334 million and $3,799 million during the nine months ended September 30, 2026 and 2025, respectively. Progress collections and deferred income include $759 million added as a result of the Chart acquisition. See "Note 2. Business Acquisitions" for additional information.
NOTE 9. LEASES
The Company's operating lease portfolio includes service centers, manufacturing facilities, sales and administrative offices, and certain other equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2026	2025	2026	2025
Short-term lease	$134	$128	$371	$365
Long-term fixed lease	53	65	159	203
Long-term variable lease	24	15	50	46
Total operating lease expense	$211	$208	$580	$614
Cash flows used in operating activities for operating leases approximate lease expense for the three and nine months ended September 30, 2026 and 2025.
The weighted-average remaining lease term as of September 30, 2026 and December 31, 2025 was approximately eight years and seven years for operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2026 and December 31, 2025 was 4.8% and 4.6%, respectively.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 14

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 10. DEBT
The carrying value of the Company's short-term and long-term debt consists of the following:

	September 30, 2026	December 31, 2025
U.S. dollar short-term debt
2.06% Senior Notes due December 2026	$600	$599
Other debt	188	90
Total short-term debt	788	689

U.S. dollar long-term debt
3.337% Senior Notes due December 2027	1,327	1,324
6.875% Notes due January 2029	251	255
4.050% Senior Notes due March 2029	498	—
3.138% Senior Notes due November 2029	524	524
4.486% Senior Notes due May 2030	499	498
4.350% Senior Notes due June 2031	1,241	—
4.650% Senior Notes due June 2033	744	—
5.000% Senior Notes due June 2036	1,979	—
5.125% Senior Notes due September 2040	1,265	1,269
4.080% Senior Notes due December 2047	1,339	1,338
5.850% Senior Notes due June 2056	1,973	—
2026 Term Loans	2,000	—
Other long-term debt	393	190
Euro long-term debt
3.226% Senior Notes due March 2030	691	—
3.812% Senior Notes due March 2034	1,034	—
4.193% Senior Notes due March 2038	860	—
4.737% Senior Notes due March 2046	858	—
Total long-term debt	17,476	5,398
Total debt	$18,264	$6,087
The estimated fair value of total debt at September 30, 2026 and December 31, 2025 was $17,186 million and $5,628 million, respectively. For a majority of the Company's debt, the fair value was determined using quoted period-end market prices. Where market prices are not available, the Company estimates fair values based on valuation methodologies using current market interest rate data adjusted for non-performance risk.
Baker Hughes Holdings LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and negative covenants, in each case considered customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC of the Company's long-term debt securities. This co-obligor is a 100% owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2026, Baker Hughes Co-Obligor, Inc. is a co-obligor of certain debt securities totaling approximately $17.7 billion.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 15

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Certain senior notes contain covenants that limit the Company's capacity to perform various activities including, but not limited to, establishing liens securing debt, completing sale-leaseback transactions, and conducting mergers, consolidations and asset sales above specified limits. At September 30, 2026, the Company was in compliance with all debt covenants.
ACQUISITION FINANCING
On March 11, 2026, the Company completed an offering of $6.5 billion in U.S. dollar-denominated notes, along with €3.0 billion of Euro-denominated notes (the "Notes Offering"). These senior notes are presented net of $86 million of unamortized debt issuance costs and discount in the Company's consolidated statements of financial position. As a result of the completed offering, the Company terminated its remaining $14.9 billion senior unsecured 364-day bridge facility (the "Bridge Facility") and recognized the previously unamortized lending fees of $43 million within interest expense during the first quarter of 2026.
On July 15, 2026, BHH LLC, as borrower, and Baker Hughes Company, as parent guarantor, entered into two separate $1.0 billion, two-year, senior, unsecured term loan agreements (the "Term Loans"). Both Term Loan agreements contain customary representations, warranties, and covenants, and bear interest at a base rate or Secured Overnight Financing Rate ("SOFR") plus applicable margin.
The Company used the net proceeds of the Notes Offering and Term Loans to fund a portion of the cash consideration for the acquisition of Chart, which was completed on July 16, 2026. Concurrent with the completion of the Chart acquisition, the Company's $2.6 billion senior unsecured delayed-draw term loan facility was terminated. See "Note 2. Business Acquisitions" for additional information related to the Chart acquisition.
NOTE 11. INCOME TAXES
For the three and nine months ended September 30, 2026, the provision for income taxes was $97 million and $642 million, respectively. For the three and nine months ended September 30, 2025, the provision for income taxes was $204 million and $612 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods was driven by income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ended September 30, 2026, these impacts were offset by the discrete recognition of additional U.S. tax attributes.
NOTE 12. EQUITY
COMMON STOCK
The Company is authorized to issue 2 billion shares of Class A common stock and 50 million shares of preferred stock, each of which has a par value of $0.0001 per share.
The Company has a share repurchase program which it expects to fund from cash generated from operations, and it expects to make share repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no shares of Class A common stock repurchased during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased and canceled 9.8 million shares of Class A common stock for $384 million representing an average price per share of $39.38. As of September 30, 2026, the Company had authorization remaining to repurchase up to approximately $1.3 billion of its Class A common stock.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 16

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of shares outstanding (in thousands):

	Class A Common Stock
	2026	2025
Balance at January 1	986,815	989,646
Issue of shares upon vesting of restricted stock units (1)	4,237	4,748
Issue of shares on exercise of stock options (1)	655	567
Issue of shares for employee stock purchase plan	1,010	1,201
Repurchase and cancellation of Class A common stock	—	(9,751)
Balance at September 30	992,717	986,410
(1)Share amounts are net of shares withheld to satisfy the employee's tax withholding obligation.
ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(2,336)	$3	$(319)	$(2,652)
Other comprehensive loss before reclassifications	(110)	(85)	(5)	(200)
Amounts reclassified from accumulated other comprehensive loss	28	(1)	12	39
Deferred taxes	—	—	1	1
Other comprehensive income (loss)	(82)	(86)	8	(160)
Less: Other comprehensive loss attributable to noncontrolling interests	1	—	—	1
Balance at September 30, 2026	$(2,417)	$(83)	$(311)	$(2,811)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(2,863)	$(7)	$(291)	$(3,161)
Other comprehensive income (loss) before reclassifications	590	(74)	(18)	498
Amounts reclassified from accumulated other comprehensive loss	—	—	13	13
Deferred taxes	—	(1)	3	2
Other comprehensive income (loss)	590	(75)	(2)	513
Less: Other comprehensive (income) attributable to noncontrolling interests	(1)	—	—	(1)
Less: Other adjustments	(1)	—	—	(1)
Balance at September 30, 2025	$(2,275)	$(82)	$(293)	$(2,650)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2026 and 2025 represent (i) net gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) during the nine months ended September 30, 2026 only, foreign currency translation adjustments related to business dispositions.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 17

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. EARNINGS PER SHARE
Basic and diluted net income per share of Class A common stock is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net income	$422	$617	$2,042	$1,737
Less: Net income attributable to noncontrolling interests	11	8	20	25
Net income attributable to Baker Hughes Company	$411	$609	$2,022	$1,712

Weighted average shares outstanding:
Class A basic	993	986	992	988
Class A diluted	998	992	997	994
Net income per share attributable to common stockholders:
Class A basic	$0.41	$0.62	$2.04	$1.73
Class A diluted	$0.41	$0.61	$2.03	$1.72

Baker Hughes Company 2026 Third Quarter Form 10-Q | 18

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
The Company's assets and liabilities measured at fair value on a recurring basis consist of derivative instruments and investment securities.

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$22	$—	$22	$—	$22	$—	$22
Investment securities	1,310	—	25	1,335	1,217	—	24	1,241
Total assets	1,310	22	25	1,357	1,217	22	24	1,263

Liabilities
Derivatives	—	(34)	—	(34)	—	(33)	—	(33)
Total liabilities	$—	$(34)	$—	$(34)	$—	$(33)	$—	$(33)

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$25	$—	$—	$25	$24	$—	$—	$24
Equity securities	587	765	(42)	1,310	578	666	(27)	1,217
Total	$612	$765	$(42)	$1,335	$602	$666	$(27)	$1,241
(1)Net gains (losses) recorded to earnings related to these securities were $6 million and $(8) million for the three months ended September 30, 2026 and 2025, respectively, and $81 million and $(29) million for the nine months ended September 30, 2026 and 2025, respectively.
(2)As of September 30, 2026, the Company's non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of September 30, 2026 and December 31, 2025, the balance of the Company's equity securities with readily determinable fair values is $1,310 million and $1,217 million, respectively, and is comprised mainly of the Company's investment in Abu Dhabi National Oil Company Drilling, and is recorded in "All other current assets" in the condensed consolidated statements of financial position. The Company measured its investments at fair value based on quoted prices in active markets. Net gains (losses) related to the Company's equity securities with readily determinable fair values are reported in "Other (income) expense, net" in the condensed consolidated statements of income. See "Note 20. Other (Income) Expense, Net" for further information.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash and cash equivalents, receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2026 and December 31, 2025 approximates their carrying value as reflected in the condensed consolidated financial statements. For further information on the fair value of the Company's debt, see "Note 10. Debt."
Baker Hughes Company 2026 Third Quarter Form 10-Q | 19

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
The Company uses derivatives to manage its risks and does not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$5	$—	$—	$—
Interest rate swap contracts	—	(22)	9	(24)

Derivatives not accounted for as hedges
Currency exchange contracts and other	17	(12)	13	(9)
Total derivatives	$22	$(34)	$22	$(33)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2026 and December 31, 2025, $16 million and $22 million of derivative assets are recorded in "All other current assets" and $6 million and nil are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of September 30, 2026 and December 31, 2025, $12 million and $8 million of derivative liabilities are recorded in "All other current liabilities" and $22 million and $25 million are recorded in "All other liabilities" in the condensed consolidated statements of financial position, respectively.
The Company issued credit default swaps ("CDS") with original notional balances totaling $775 million with third-party financial institutions related to borrowings provided by these financial institutions to a customer in Mexico, who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was nil and $287 million as of September 30, 2026 and December 31, 2025, respectively.
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
In March 2026, the interest rate swap contracts designated as cash flow hedges with a notional amount of $2.5 billion hedging a portion of the Company's expected exposure in connection with future debt financing activities related to the acquisition of Chart, were terminated with the completion of the debt financing. A loss of $91 million was recorded in AOCI, of which $12 million will amortize to earnings over a 10-year period and $79 million will amortize to earnings over a 30-year period. As of September 30, 2026, there are no active cash flow hedges.
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
Baker Hughes Company 2026 Third Quarter Form 10-Q | 20

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2026 and December 31, 2025, the Company had interest rate swaps with a notional amount of $500 million that converted a portion of its $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a Secured Overnight Financing Rate index. The Company concluded that the interest rate swap met the criteria necessary to qualify for hedge accounting, and as such, the changes in this fair value hedge are recorded as gains or losses in interest expense and are equally offset by the gains or losses of the underlying debt instrument, which are also recorded in interest expense.
Net Investment Hedges
The Company utilizes net investment hedges to manage foreign currency translation risk associated with its net investment in foreign operations. For qualifying net investment hedges, changes in fair value are recorded in AOCI and offset translation adjustments related to the hedged net investment. The fair value will remain in AOCI until the hedged foreign net investment operation is materially disposed of, at which time the amount will be recorded to earnings.
The Company evaluates hedge effectiveness on a qualitative basis, with any portion of the hedges deemed ineffective recorded in earnings. In July 2026, the Company de-designated €3.0 billion (approximately $3.5 billion, equivalent) of notes previously designated as a non-derivative net investment hedge as part of the financing strategy for the Chart acquisition. The resulting amount recorded in AOCI was a gain of $64 million.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Company discloses the derivative notional amounts on a gross basis to indicate the total counterparty risk but it does not generally represent amounts exchanged by the Company and the counterparties. A substantial majority of the outstanding notional amount of $4.5 billion and $7.1 billion at September 30, 2026 and December 31, 2025, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies.
COUNTERPARTY CREDIT RISK
Fair values of the Company's derivatives can change significantly from period to period based on, among other factors, market movements and changes in the Company's positions. The Company manages counterparty credit risk (the risk that counterparties will default and not make payments according to the terms of the agreements) on an individual counterparty basis.
NOTE 15. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
The Company disaggregates its revenue from contracts with customers by product line for OFSE, IET, and Chart, as the Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. In addition, management views OFSE revenue from contracts with customers by geography based on the location to where the product is shipped or the services are performed.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 21

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The series of tables below present the Company's revenue disaggregated by segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2026	2025	2026	2025
Well Construction	$958	$954	$2,700	$2,766
Completions, Intervention, and Measurements	1,008	945	2,835	2,806
Production Solutions	983	966	2,811	2,833
Subsea & Surface Pressure Systems	711	771	2,002	2,347
OFSE	3,660	3,636	10,348	10,752
Gas Technology Equipment	1,576	1,687	4,765	4,767
Gas Technology Services	897	803	2,519	2,147
Total Gas Technology	2,473	2,490	7,284	6,914
Industrial Products	537	511	1,577	1,444
Industrial Solutions	205	288	572	819
Total Industrial Technology	742	799	2,149	2,263
Climate Technology Solutions	262	84	685	418
IET	3,477	3,374	10,118	9,595
Original Equipment	623	—	623	—
Aftermarket	265	—	265	—
Chart	888	—	888	—
Total	$8,025	$7,010	$21,354	$20,347

	Three Months Ended September 30,		Nine Months Ended September 30,
OFSE Geographic Revenue	2026	2025	2026	2025
North America	$955	$980	$2,814	$2,830
Latin America	674	603	2,006	1,810
Europe/CIS/Sub-Saharan Africa	770	599	1,897	1,831
Middle East/Asia	1,261	1,454	3,631	4,281
Total	$3,660	$3,636	$10,348	$10,752
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2026, the aggregate amount of the transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was $46.4 billion. As of September 30, 2026, the Company expects to recognize revenue of approximately 60%, 80% and 93% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as the Company fulfills the related remaining performance obligations.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 22

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 16. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. Following the completion of the Chart acquisition on July 16, 2026, Chart became a separate operating and reportable segment as its operating results are separately reviewed by the CODM and discrete financial information is available. Accordingly, the Company reports its operating results through three operating segments, OFSE, IET and Chart. Each segment is organized and managed based upon the nature of the Company's markets and customers and consists of similar products and services. These products and services operate across upstream oil and gas and broader energy and industrial markets. The following is a description of each segment's business operations:
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
CHART
Chart provides thermal management, cryogenic, air and gas handling, process, digital, and lifecycle-service capabilities that enable end-to-end molecule management across energy and industrial markets. Chart's technology portfolio spans stationary and rotating equipment and is deployed across every phase of the liquid gas supply chain - from engineering, design, and installation through preventative maintenance and digital monitoring. The segment advances high-growth markets, including space, data centers, mining and geothermal, carbon capture, utilization and storage, and hydrogen solutions. Chart is organized into two product lines - Original Equipment and Aftermarket.
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
Baker Hughes Company 2026 Third Quarter Form 10-Q | 23

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	OFSE	IET	Chart(1)	Total	OFSE	IET	Chart(1)	Total
Revenue	$3,660	$3,477	$888	$8,025	$10,348	$10,118	$888	$21,354
Cost of goods and services sold	(2,963)	(2,468)	(637)	(6,068)	(8,503)	(7,160)	(637)	(16,300)
Research and development costs	(59)	(81)	(10)	(150)	(173)	(244)	(10)	(427)
Selling, general and administrative	(229)	(304)	(113)	(646)	(626)	(863)	(113)	(1,602)
Amortization of acquired intangible assets	(17)	(5)	(143)	(165)	(29)	(12)	(143)	(184)
Other income	1	4	1	6	2	12	1	15
Add: Depreciation and amortization	266	62	170	498	810	190	170	1,170
Segment EBITDA	$659	$685	$156	$1,500	$1,829	$2,041	$156	$4,026
(1)Since July 16, 2026, the date of the Chart acquisition.

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	OFSE	IET	Chart	Total	OFSE	IET	Chart	Total
Revenue	$3,636	$3,374	$—	$7,010	$10,752	$9,595	$—	$20,347
Cost of goods and services sold	(2,905)	(2,399)	—	(5,304)	(8,615)	(6,900)	—	(15,515)
Research and development costs	(60)	(86)	—	(146)	(186)	(267)	—	(453)
Selling, general and administrative	(215)	(304)	—	(519)	(636)	(865)	—	(1,501)
Amortization of acquired intangible assets	(5)	(5)	—	(10)	(24)	(11)	—	(35)
Other income (expense)	(1)	—	—	(1)	—	5	—	5
Add: Depreciation and amortization	221	55	—	276	680	164	—	844
Segment EBITDA	$671	$635	$—	$1,306	$1,971	$1,721	$—	$3,692
Baker Hughes Company 2026 Third Quarter Form 10-Q | 24

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements

Reconciliation of segment EBITDA to Net Income Attributable to Baker Hughes Company:	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OFSE	$659	$671	$1,829	$1,971
IET	685	635	2,041	1,721
Chart	156	—	156	—
Total segment	1,500	1,306	4,026	3,692
Corporate costs (1)	(79)	(76)	(236)	(239)
Restructuring	(28)	—	(78)	—
Inventory step-up charges	(25)	—	(25)	—
Other income (expense), net (2)	(167)	(71)	517	(82)
Depreciation and amortization (3)	(505)	(282)	(1,192)	(861)
Interest expense, net	(177)	(56)	(328)	(161)
Income before income taxes	519	821	2,684	2,349
Provision for income taxes	(97)	(204)	(642)	(612)
Net income	422	617	2,042	1,737
Less: Net income attributable to noncontrolling interests	11	8	20	25
Net income attributable to Baker Hughes Company	$411	$609	$2,022	$1,712
(1)Corporate costs are primarily reported in "Selling, general and administrative" in the condensed consolidated statements of income and exclude $7 million and $6 million of depreciation and amortization for the three months ended September 30, 2026 and 2025, and $22 million and $17 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Other income (expense), net excludes immaterial amounts recorded within Segment EBITDA and corporate costs for the three and nine months ended September 30, 2026. See "Note 20. Other (Income) Expense, Net" for further information.
(3)Includes $143 million of amortization related to Chart for the three months and nine months ended September 30, 2026.
The following table presents total assets:

Assets	September 30, 2026	December 31, 2025
OFSE	$18,910	$18,744
IET	12,904	14,934
Chart	18,306	—
Total segment	50,120	33,678
Corporate and eliminations (1)	8,943	7,203
Total	$59,063	$40,881
(1)The assets reported in Corporate and eliminations consist primarily of the Baker Hughes trade name, cash, and tax assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of the reportable segments.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 25

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and amortization	2026	2025	2026	2025
OFSE	$266	$221	$810	$680
IET	62	55	190	164
Chart	170	—	170	—
Total segment	498	276	1,170	844
Corporate	7	6	22	17
Total	$505	$282	$1,192	$861
The following table presents capital expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital expenditures	2026	2025	2026	2025
OFSE	$168	$213	$583	$627
IET	78	67	269	221
Chart	16	—	16	—
Total segment	262	280	868	848
Corporate	10	15	39	48
Total	$272	$295	$907	$896
Baker Hughes Company 2026 Third Quarter Form 10-Q | 26

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 17. RELATED PARTY TRANSACTIONS
The Company has an aeroderivative joint venture ("Aero JV") that is jointly controlled by GE Vernova (NYSE: GEV) and the Company, each with an ownership interest of 50%. The Company had purchases from the Aero JV of $278 million and $224 million during the three months ended September 30, 2026 and 2025, respectively, and $713 million and $598 million during the nine months ended September 30, 2026 and 2025, respectively. The Company had $151 million and $136 million of amounts due at September 30, 2026 and December 31, 2025, respectively, for products and services provided by the Aero JV in the ordinary course of business.
NOTE 18. COMMITMENTS AND CONTINGENCIES
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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the "Amended Complaint") in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai, Inc. ("C3 AI"), (ii) certain of C3 AI's current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the "IPO"), and (iv) the Company, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934 (the "Exchange Act") in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. On February 22, 2024, the Court dismissed the claims against the Company. However, on April 4, 2024, the plaintiffs filed an amended complaint, reasserting their claims against the Company under the Securities Act and the Exchange Act. On or around February 14, 2025, the plaintiffs filed a further amended complaint, once again reasserting their claims against the Company under the Securities Act and the Exchange Act. On March 12, 2026, the Court dismissed the claims against the Company.
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
OTHER
In the normal course of business with customers, vendors and others, the Company has entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit, and other bank issued guarantees. Total off-balance sheet arrangements were approximately $7.3 billion at September 30, 2026. It is not practicable to estimate the fair value of these financial instruments. As of September 30, 2026, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on the Company's financial position, results of operations, or cash flows.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 27

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
NOTE 19. RESTRUCTURING
The Company recorded restructuring charges of $28 million and nil during the three months ended September 30, 2026 and 2025, and $78 million and nil during the nine months ended September 30, 2026 and 2025, respectively.
The following table presents restructuring and associated impairment charges by the impacted segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oilfield Services & Equipment	$9	$—	$33	$—
Industrial & Energy Technology	6	—	34	—
Chart	7	—	7	—
Corporate	6	—	4	—
Total	$28	$—	$78	$—
The following table presents restructuring charges by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee-related termination expenses	$7	$—	34	—
Contract termination fees	6	—	6	—
Other incremental costs	15	—	38	—
Total	$28	$—	$78	$—
Baker Hughes Company 2026 Third Quarter Form 10-Q | 28

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 20. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in fair value of equity securities	$(6)	$8	$(81)	$29
(Gain) loss on business dispositions	—	—	(697)	—
Transaction related costs	158	47	217	58
Other charges and credits	5	16	27	(10)
Total	$157	$71	$(534)	$77
For the three months ended September 30, 2026, transaction costs were primarily related to legal and professional fees, and other costs incurred in connection with the Chart acquisition. For the nine months ended September 30, 2026, transaction related costs include costs related to the Chart acquisition and other business dispositions. See "Note 21. Dispositions and Businesses Held for Sale" for additional information related to our business disposition activity.
NOTE 21. DISPOSITIONS AND BUSINESSES HELD FOR SALE
DISPOSITIONS
During January 2026, the Company completed the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, to the newly formed joint venture in exchange for total consideration of $479 million comprised of a 35% noncontrolling interest and proceeds of approximately $323 million. The initial carrying value of the joint venture was approximately $156 million and resulted in an initial gain of approximately $225 million. In connection with the transaction, the Company and Cactus' parent entered into reciprocal put and call arrangements exercisable on the second anniversary of closing. The arrangements provide for the future cash settlement of the Company's retained interest based on a contractual pricing formula determined at the exercise date.
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
During April 2026, the Company entered into an agreement with Hexagon AB, a global measurement technology company ("Hexagon"), to sell its Waygate Technologies business, a business within the Industrial Products product line of the IET segment, in an all-cash transaction valued at approximately $1.45 billion, before customary closing adjustments. The Company expects to complete the sale in the fourth quarter of 2026. As of September 30, 2026, the Waygate business meets the criteria to be classified as held for sale and is included in the table below. The disposition proceeds are expected to exceed the carrying value of the business.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 29

Baker Hughes Company
Notes to Unaudited Condensed Consolidated Financial Statements
During July 2026, the Company committed to the European Commission to dispose of Chart’s Integrated Pre-cooled Single Mixed Refrigerant and small scale LNG process technology business as a condition of obtaining regulatory approval to complete the acquisition of Chart. These assets have been classified as held for sale and are included in the table below. The Company expects to complete the sale in the first quarter of 2027.
The following table presents the assets and liabilities which have been classified as held for sale and reported in "All other current assets" and "All other current liabilities" in the condensed consolidated statements of financial position as of September 30, 2026.

Assets and liabilities of businesses held for sale
Assets
Current receivables	$132
Inventories	99
All other current assets	12
Property, plant and equipment	47
Operating lease right-of-use assets	10
Goodwill	492
Intangible assets	147
Contract assets	5
Deferred income tax assets	13
All other assets	5
Total assets of businesses held for sale	962

Liabilities
Accounts payable	57
Progress collections and deferred income	51
Operating lease liabilities-current	3
All other current liabilities	41
Operating lease liabilities-non-current	7
Deferred income taxes	—
All other liabilities	129
Total liabilities of businesses held for sale	288
Total net assets of businesses held for sale	$674

Baker Hughes Company 2026 Third Quarter Form 10-Q | 30

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
Baker Hughes Company ("Baker Hughes," "the Company," "we," "us," or "our") is an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 65,600 employees. We operate through our three business segments: Oilfield Services & Equipment ("OFSE"), Industrial & Energy Technology ("IET"), and Chart. We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments, as well as the broader industrial and new energy markets.
EXECUTIVE SUMMARY
Market Conditions

During the third quarter of 2026, continued disruptions in the Middle East contributed to tighter oil and liquefied natural gas (“LNG”) market balances and higher inflationary costs.
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
Looking ahead, oil market fundamentals are likely to be supported by a supply-constrained market and the need to replenish depleted strategic inventories. As the dynamic geopolitical environment continues to create uncertainty, we expect to see a decline in upstream spending in the Middle East this year, partially offset by increased spending elsewhere, absent downside pressure on oil prices. Additionally, ongoing supply constraints through the Strait of Hormuz and broader disruptions across the Middle East are expected to create incremental risk across the business, with potential impacts on customer spending patterns, project timing, and supply chain visibility. Over the longer term, heightened geopolitical risk may contribute to higher mid-cycle oil prices necessary to incentivize incremental global supply. As a result, we see continued upstream investment as necessary to sustain production growth and meet rising global demand. We also expect a continued increase in operating expenditure-driven investment as operators focus on optimizing recovery and extending the life of producing assets.
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
Financial Results and Key Company Initiatives
On July 16, 2026, we completed our previously announced acquisition of Chart Industries ("Chart"), for $210 per share. Total consideration paid for Chart was $14.8 billion, including net cash paid for the acquisition of $14.2 billion, which included the cash paid to Chart shareholders, amounts paid to settle Chart's outstanding third-party debt, and other acquisition-related consideration, partially offset by cash acquired. The consideration paid also includes the $258 million Flowserve-Chart merger break fee paid in 2025 as discussed in "Note 2. Business Acquisitions." The Chart acquisition was funded through an offering of senior notes in March 2026, along with other borrowings, as discussed in "Note 10. Debt," and cash on hand.
In the third quarter of 2026, the Company generated revenues of $8.0 billion, an increase of $1.0 billion, or 14%, compared to the third quarter of 2025, of which $0.9 billion is due to the contribution of Chart. IET revenue increased $0.1 billion, or 3% year-over-year, driven by an increase in Climate Technology Solutions ("CTS") and Gas Technology Services ("GTS"), partially offset by a decrease in Gas Technology Equipment ("GTE"), and Industrial Solutions ("IS") reflective of the Precision Sensors & Instrumentation ("PSI") disposition. OFSE revenue
Baker Hughes Company 2026 Third Quarter Form 10-Q | 31

was broadly flat year-over-year. Net income was $0.4 billion, a decrease of $0.2 billion compared to the third quarter of 2025, primarily driven by amortization of intangible assets and the impact of the inventory fair value step-up recognized through cost of good sold during the period, higher interest expense, and transaction related costs associated with the Chart acquisition, partially offset by higher segment EBITDA, including the contribution from Chart, and lower income tax expense.
In the third quarter of 2026, we returned $228 million to shareholders through dividends.
Outlook

Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current macroeconomic uncertainty and continued volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.

~~•~~OFSE outlook: We expect to see a modest improvement in global upstream spending through the remainder of the year, with conditions improving as we move into 2027, absent a material decline in oil prices or an increase in geopolitical tensions.

~~•~~IET outlook: We see sustained strength in LNG and gas infrastructure, as well as increasing opportunities to leverage our versatile portfolio to enhance IET's position across industrial and distributed power markets, with a growing emphasis on data centers.

•Chart outlook: We see continued strength in LNG and industrial gases, while viewing the space and data center industries as significant growth opportunities for our diverse portfolio.

We also expect to see continued growth in new energy solutions specifically focused around reducing carbon emissions for the energy and broader industrial sectors. These include hydrogen, geothermal, carbon capture utilization and storage, energy storage, clean power, and emissions abatement solutions. Continued signs of tightness in the aeroderivative supply chain, including extended lead times, will remain a factor to monitor and manage operationally.

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
Emissions associated with Chart will be included beginning with our 2027 Corporate Sustainability Report. See "Note 2. Business Acquisitions" for additional information related to the Chart acquisition.
BUSINESS ENVIRONMENT
The following discussion and analysis summarize the significant factors affecting our results of operations, financial condition, and liquidity position as of and for the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with our condensed consolidated financial statements and related notes.
Our revenue is predominantly generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and
Baker Hughes Company 2026 Third Quarter Form 10-Q | 32

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
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Brent oil prices ($/Bbl) (1)	$96.30	$69.03	$93.15	$71.00
WTI oil prices ($/Bbl) (2)	87.12	65.78	85.25	67.31
Natural gas prices ($/mmBtu) (3)	2.87	3.03	3.49	3.45
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
The rig counts are summarized in the table below as averages for each of the periods indicated based on our published rig counts on our website at www.bakerhughes.com. The information contained on, or that can be accessed through, our website is not a part of, and shall not be incorporated by reference into, this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
North America	794	718	11%	749	740	1%
International	1,107	1,080	3%	1,082	1,085	—%
Worldwide	1,901	1,798	6%	1,831	1,825	—%
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
Baker Hughes Company 2026 Third Quarter Form 10-Q | 33

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
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e., price paid) of direct material, compensation and benefits, and overhead costs.
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume, price, business mix, FX, and (inflation)/deflation.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 34

Orders and Remaining Performance Obligations
Summarized orders information for our segments is shown in the following table.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2026	2025		2026	2025
Orders:
Oilfield Services & Equipment	$4,047	$4,068	$(21)	$10,730	$10,852	$(122)
Gas Technology Equipment	3,120	2,174	946	9,856	4,290	5,566
Gas Technology Services	1,127	896	231	3,415	2,795	620
Total Gas Technology	4,247	3,070	1,177	13,271	7,085	6,186
Industrial Products	591	481	110	1,728	1,494	234
Industrial Solutions	244	336	(92)	746	944	(198)
Total Industrial Technology	835	817	18	2,474	2,438	36
Climate Technology Solutions	804	253	551	2,116	1,324	792
Industrial & Energy Technology	5,886	4,139	1,747	17,861	10,847	7,014
Original Equipment	587	—	587	587	—	587
Aftermarket	244	—	244	244	—	244
Chart	831	—	831	831	—	831
Total	$10,764	$8,207	$2,557	$29,422	$21,699	$7,723
Remaining Performance Obligations ("RPO") relate to the aggregate amount of the transaction prices allocated to the unsatisfied (or partially unsatisfied) performance obligations. As of September 30, 2026, RPO totaled $46.4 billion, of which IET totaled $39.4 billion, Chart totaled $3.6 billion, and OFSE totaled $3.4 billion.
Third Quarter of 2026 Compared to the Third Quarter of 2025
Revenue increased $1.0 billion, or 14%, to $8.0 billion. Chart contributed $0.9 billion since the date of the Chart acquisition, IET revenue increased $0.1 billion, or 3%, and OFSE revenue was broadly flat compared to the third quarter of 2025.
Selling, general and administrative costs increased $135 million, or 23%, to $732 million, which included $113 million related to Chart.
Research and development costs increased $4 million, or 3%, to $150 million, which included $10 million related to Chart, partially offset by lower expense in IET and OFSE.
Amortization of acquired intangible assets increased $155 million, to $165 million primarily related to the intangible assets acquired in the Chart acquisition.
Other (income) expense increased $86 million, or 121%, to $157 million, which included $158 million transaction related costs.
Net interest expense in the third quarter of 2026 was $177 million, which includes interest income of $47 million offset by interest expense of $224 million. Net interest expense increased $121 million compared to the third quarter of 2025, driven by increased interest expense related to the 2026 senior notes offering and new term loans.
We recorded income tax expense in the third quarter of 2026 and 2025 of $97 million and $204 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is driven by income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ended September 30, 2026, these impacts were offset by the discrete recognition of additional U.S. tax attributes.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 35

Net income decreased $198 million, or 32%, to $0.4 billion compared to the third quarter of 2025.
Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Three Months Ended September 30,		$ Change
	2026	2025
Revenue
Well Construction	$958	$954	$4
Completions, Intervention, and Measurements	1,008	945	63
Production Solutions	983	966	17
Subsea & Surface Pressure Systems	711	771	(60)
Total	$3,660	$3,636	$24

Cost of goods and services sold	$2,963	$2,905	$58
Research and development costs	59	60	(1)
Selling, general and administrative	229	215	14
Amortization of acquired intangible assets	17	5	12
Other (income) expense	(1)	1	(2)
Less: Depreciation and amortization	(266)	(221)	(45)
Segment EBITDA	$659	$671	$(12)

OFSE revenue was broadly flat in the third quarter of 2026 compared to the third quarter of 2025. International revenue was $2,705 million, an increase of $49 million, or 2%, from the third quarter of 2025, driven by increases in Europe/CIS/Sub-Saharan Africa and Latin America, partially offset by a decrease in Middle East/Asia due to the Surface Pressure Control ("SPC") disposition. North America revenue was $955 million in the third quarter of 2026, a decrease of $25 million, or 3%, from the third quarter of 2025.
OFSE segment EBITDA of $659 million decreased $12 million, or 2%, in the third quarter of 2026 compared to the third quarter of 2025. The reduction of EBITDA in the third quarter of 2026, after taking into consideration the impact of the SPC disposition, was driven by reduced productivity benefits, primarily reflecting the linearity of variable expenses, and change in business mix, partially offset by higher volume, price, and cost-out initiatives.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 36

Industrial & Energy Technology

	Three Months Ended September 30,		$ Change
	2026	2025
Revenue
Gas Technology Equipment	$1,576	$1,687	$(111)
Gas Technology Services	897	803	94
Total Gas Technology	2,473	2,490	(17)
Industrial Products	537	511	26
Industrial Solutions	205	288	(83)
Total Industrial Technology	742	799	(57)
Climate Technology Solutions	262	84	178
Total	$3,477	$3,374	$103

Cost of goods and services sold	$2,468	$2,399	$69
Research and development costs	81	86	(5)
Selling, general and administrative	304	304	—
Amortization of acquired intangible assets	5	5	—
Other (income) expense	(4)	—	(4)
Less: Depreciation and amortization	(62)	(55)	(7)
Segment EBITDA	$685	$635	$50
IET revenue of $3,477 million increased $103 million, or 3%, in the third quarter of 2026 compared to the third quarter of 2025, driven by an increase primarily in CTS and GTS, partially offset by a decrease in GTE and IS reflective of the PSI disposition.
IET segment EBITDA of $685 million increased $50 million, or 8%, in the third quarter of 2026 compared to the third quarter of 2025. The improved performance in the third quarter of 2026, after taking into consideration the impact of the PSI disposition, was driven by price and higher volume, partially offset by a change in business mix and inflation.
Chart

Three Months Ended September 30,
2026
Revenue
Original Equipment	$623
Aftermarket	265
Total	$888

Cost of goods and services sold	$637
Research and development costs	10
Selling, general and administrative	113
Amortization of acquired intangible assets	143
Other (income) expense	(1)
Less: Depreciation and amortization	(170)
Segment EBITDA	$156
Baker Hughes Company 2026 Third Quarter Form 10-Q | 37

Revenue of $888 million and segment EBITDA of $156 million reflect Chart's contribution from the date of the acquisition through quarter-end. As this is the first reporting period following the acquisition, prior-period comparisons are not available.
The First Nine Months of 2026 Compared to the First Nine Months of 2025
Revenue increased $1.0 billion, or 5%, to $21.4 billion. Chart contributed $0.9 billion since the date of the acquisition. OFSE decreased $0.4 billion, or 4%, and IET increased $0.5 billion, or 5%.
Selling, general and administrative costs increased $128 million, or 7%, to $1,844 million, which included $113 million related to Chart and continued focus on cost optimization.
Research and development costs decreased $26 million, or 6%, to $427 million, which included $10 million related to Chart.
Amortization of acquired intangible assets increased $149 million, to $184 million driven primarily by the intangible assets acquired in the Chart acquisition.
Other income increased $611 million, primarily related to gains of $697 million on business dispositions and a net gain of $110 million on the year-over-year change in fair value of equity securities, partially offset by an increase in transaction related costs of $159 million.
Net interest expense incurred in the first nine months of 2026 was $328 million, which includes interest income of $236 million offset by interest expense of $564 million. Net interest expense increased $167 million compared to the first nine months of 2025, as a result of the recognition of previously unamortized lending fees related to the Bridge Facility terminated in the first quarter of 2026, along with the 2026 senior notes offering and new term loans.
In the first nine months of 2026 and 2025, the provision for income taxes was $642 million and $612 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate in both periods is driven by income generated in jurisdictions with tax rates higher than in the U.S. and losses with no tax benefit due to valuation allowances. Further, for the period ended September 30, 2026, these impacts were offset by the discrete recognition of additional U.S. tax attributes.
Net income increased $0.3 billion, or 18%, to $2.0 billion compared to the first nine months of 2025.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 38

Segment Revenues and Segment EBITDA
Oilfield Services & Equipment

	Nine Months Ended September 30,		$ Change
	2026	2025
Revenue
Well Construction	$2,700	$2,766	$(66)
Completions, Intervention, and Measurements	2,835	2,806	29
Production Solutions	2,811	2,833	(22)
Subsea & Surface Pressure Systems	2,002	2,347	(345)
Total	$10,348	$10,752	$(404)

Cost of goods and services sold	$8,503	$8,615	$(112)
Research and development costs	173	186	(13)
Selling, general and administrative	626	636	(10)
Amortization of acquired intangible assets	29	24	5
Other income	(2)	—	(2)
Less: Depreciation and amortization	(810)	(680)	(130)
Segment EBITDA	$1,829	$1,971	$(142)
OFSE revenue of $10,348 million decreased $404 million, or 4%, in the first nine months of 2026 compared to the first nine months of 2025, driven by the SPC disposition, along with volume decline primarily in the Middle East, partially offset by FX benefits. From a geographical perspective, international revenue was $7,534 million, a decrease of $388 million, or 5%, from the first nine months of 2025 driven by a decrease in Middle East/Asia, partially offset by increases in Latin America and Europe/CIS/Sub-Saharan Africa. North America revenue was $2,814 million in the first nine months of 2026, a decrease of $16 million, or 1%, from the first nine months of 2025.
OFSE segment EBITDA of $1,829 million decreased $142 million, or 7%, in the first nine months of 2026 compared to the first nine months of 2025. The reduction of EBITDA in the first nine months of 2026, after taking into consideration the SPC disposition was a result of a change in business mix, inflation, and lower volume, partially offset by cost-out initiatives, FX, and price.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 39

Industrial & Energy Technology

	Nine Months Ended September 30,		$ Change
	2026	2025
Revenue
Gas Technology Equipment	$4,765	$4,767	$(2)
Gas Technology Services	2,519	2,147	372
Total Gas Technology	7,284	6,914	370
Industrial Products	1,577	1,444	133
Industrial Solutions	572	819	(247)
Total Industrial Technology	2,149	2,263	(114)
Climate Technology Solutions	685	418	267
Total	$10,118	$9,595	$523

Cost of goods and services sold	$7,160	$6,900	$261
Research and development costs	244	267	(23)
Selling, general and administrative	863	865	(2)
Amortization of acquired intangible assets	12	11	1
Other income	(12)	(5)	(7)
Less: Depreciation and amortization	(190)	(164)	(26)
Segment EBITDA	$2,041	$1,721	$320
IET revenue of $10,118 million increased $523 million, or 5%, in the first nine months of 2026 compared to the first nine months of 2025, driven by increases in GTS, CTS, and Industrial Products ("IP"), partially offset by a decline in IS driven by the PSI disposition.
IET segment EBITDA of $2,041 million increased $320 million, or 19%, in the first nine months of 2026 compared to the first nine months of 2025. The improved performance was driven by price, higher volume, overall productivity, FX, and cost-out initiatives, partially offset by inflation.
Chart
As the Chart acquisition closed on July 16, 2026, the Chart segment's results for the nine months ended September 30, 2026 are the same as the results for the three months ended September 30, 2026 above.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business and pending acquisitions. We continue to maintain solid financial strength and sufficient liquidity. At September 30, 2026, we had cash and cash equivalents of $4.1 billion compared to $3.7 billion at December 31, 2025.
As of September 30, 2026, we held approximately $1.6 billion of cash and cash equivalents in the U.S. and approximately $2.5 billion outside the U.S. As of December 31, 2025, cash and cash equivalents totaled approximately $0.7 billion in the U.S. and approximately $3.0 billion outside the U.S. A substantial portion of the cash held outside the U.S. at September 30, 2026 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate certain cash to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
Baker Hughes Holdings LLC ("BHH LLC"), a wholly owned subsidiary of the Company, has a $3.0 billion committed unsecured revolving credit facility (the "Credit Agreement") with commercial banks maturing in November 2028. The Credit Agreement contains certain representations and warranties, certain affirmative covenants and
Baker Hughes Company 2026 Third Quarter Form 10-Q | 40

negative covenants, in each case we consider customary. No related events of default have occurred. The Credit Agreement is fully and unconditionally guaranteed on a senior unsecured basis by Baker Hughes. At September 30, 2026 and December 31, 2025, there were no borrowings under the Credit Agreement.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 10. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details. At September 30, 2026, we were in compliance with all debt covenants. Our next debt maturity is December 2026.
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
During the nine months ended September 30, 2026, we disbursed cash to fund the Chart acquisition along with a variety of other activities including certain working capital needs, capital expenditures, and the payment of dividends.
On July 15, 2026, BHH LLC, as borrower, and Baker Hughes Company, as parent guarantor, entered into two separate $1.0 billion, two-year, senior, unsecured term loan agreements (the "Term Loans"). Both Term Loan agreements contain customary representations, warranties, and covenants, and bear interest at a base rate or Secured Overnight Financing Rate ("SOFR") plus applicable margin. Concurrent with the completion of the Chart acquisition, the $2.6 billion senior unsecured delayed-draw term loan facility was terminated. See "Note 2. Business Acquisitions" for additional information related to the Chart acquisition and "Note 10. Debt" for additional information on our funding activities.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2026	2025
Operating activities	$2,850	$2,148
Investing activities	(13,402)	(1,651)
Financing activities	10,905	(1,224)
Operating Activities
Cash flows provided by operating activities were $2,850 million and $2,148 million for the nine months ended September 30, 2026 and 2025, respectively.
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
For the nine months ended September 30, 2026, net working capital cash generation was $350 million, mainly due to progress collections, partially offset by increases in customer receivables, contract assets and inventory.
For the nine months ended September 30, 2025, net working capital cash absorption was $34 million, mainly due to progress collections and accounts payable payments partially offset by customer receivables collections, contract assets, and inventory reduction.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 41

Included in the cash flows from operating activities for the nine months ended September 30, 2026 and 2025 were payments of $99 million and $129 million, respectively, made primarily for employee severance as a result of our restructuring activities.
Investing Activities
Cash flows used in investing activities were $13,402 million for the nine months ended September 30, 2026 and $1,651 million for the nine months ended September 30, 2025.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment ("PP&E") and software, to support and generate revenue from operations. Expenditures for capital assets were $907 million and $896 million for the nine months ended September 30, 2026 and 2025, respectively, partially offset by cash flows from the disposal of PP&E of $145 million and $139 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from the disposal of assets were primarily related to OFSE equipment that was lost-in-hole, and PP&E no longer used in operations that was sold throughout the period.
During the third quarter of 2026, the Company completed the acquisition of Chart. Net cash paid for the acquisition during the nine-months ended September 30, 2026, was $14.2 billion and included the cash paid to Chart shareholders, amounts paid to settle Chart's outstanding third-party debt, and other acquisition-related consideration, partially offset by cash acquired. See "Note 2. Business Acquisitions" for additional information.
During the first quarter of 2026, the Company generated approximately $1.2 billion from the disposition of the Precision Sensors & Instrumentation business, a business within the Industrial Solutions product line of its IET segment, to Crane Company. The Company also received $0.2 billion from the formation of a joint venture with a subsidiary of Cactus, Inc. ("Cactus") whereby the Company contributed the Surface Pressure Control business, a business within the Subsea & Surface Pressure Systems product line of its OFSE segment, in exchange for cash consideration and 35% noncontrolling interest. During the third quarter of 2026, the Company received funds for the final transfer of certain legal entities related to this disposition.
Financing Activities
Cash flows provided by financing activities were $10,905 million for the nine months ended September 30, 2026 and cash flows used in financing activities were $1,224 million for the nine months ended September 30, 2025.
On March 11, 2026, we completed an offering of $6.5 billion of U.S. dollar-denominated notes, along with €3.0 billion of Euro-denominated notes. As a result of the completed offering, we terminated the Bridge Facility entered into on July 28, 2025. On July 15, 2026, we entered into two separate $1.0 billion two-year term loans. The notes offering and term loans, along with cash on hand, were used to complete Chart acquisition during the third quarter of 2026. See "Note 10. Debt" above for additional information related to the financing of the Chart acquisition.
We maintained a quarterly dividend during the nine months ended September 30, 2026 and 2025 of $0.23 per share. We paid dividends of $684 million and $683 million to our Class A shareholders during the nine months ended September 30, 2026 and 2025, respectively.
We did not repurchase any shares of Class A common stock during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased and canceled 9.8 million shares of Class A common stock for a total of $384 million.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs, meet contractual obligations, fund strategic growth initiatives, capital expenditures, and dividends, repay debt, repurchase our Class A common stock, and support the development of our short-term and long-term operating strategies.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2026 are expected to be made at a rate that we
Baker Hughes Company 2026 Third Quarter Form 10-Q | 42

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
The Company issued credit default swaps ("CDS") with original notional balances totaling $775 million with third-party financial institutions related to borrowings provided by these financial institutions to a customer in Mexico, who utilized these borrowings to pay certain of the Company's outstanding receivables. The total notional amount remaining on the issued CDS was nil as of September 30, 2026 and $287 million as of December 31, 2025.
A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables were 24% in the U.S. as of September 30, 2026. No other country accounted for more than 10% of our gross customer receivables as of September 30, 2026.
International operations: Our cash that is held outside the U.S. is 61% of the total cash balance as of September 30, 2026. Depending on the jurisdiction or country where this cash is held, we may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Guarantor Financial Information
We guarantee various senior unsecured notes and senior unsecured debentures (collectively, the "Debt Securities") outstanding with an aggregate principal amount of $17.7 billion as of September 30, 2026, with maturities ranging from 2026 to 2056. The Debt Securities constitute debt obligations of BHH LLC and Baker Hughes Co-Obligor, Inc., a wholly owned finance subsidiary of BHH LLC (together with BHH LLC, the "Issuers"). The Debt Securities are fully and unconditionally guaranteed on a senior unsecured basis by the Company and rank equally in right of payment with all of the Company's other senior and unsecured debt obligations. However, because these obligations are not secured, they would be effectively subordinated to any existing or future secured indebtedness of Baker Hughes and the Issuers.
Management has elected to include summarized financial information for the Issuers as shown below.

	Three Months Ended	Nine Months Ended
Summarized Income Statement data (In millions)	September 30, 2026	September 30, 2026
Revenues	$8,025	$21,354
Costs and expenses	6,084	16,329
Net income	368	1,835
Net income attributable to Baker Hughes Company	358	1,816
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2025 Annual Report.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 43

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target," "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2025 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As previously disclosed, during the quarter ended June 30, 2026, the Company implemented SAP Central Finance ("cFIN") as part of the Company's finance systems transformation program. The implementation resulted in the modification of certain finance processes and related internal controls over financial reporting. Management continues to monitor and refine the related processes and controls as part of its ongoing finance transformation activities.
Management has excluded the acquired Chart business from its ongoing assessment of internal control over financial reporting because the acquisition occurred during the current fiscal year. The acquired business represented 31% of total assets as of September 30, 2026 and 4% of total revenues for the nine months ended September 30, 2026.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 44

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of our Class A common stock equity securities during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)(2)
July 1-31, 2026	—	$—	—	$1,348,978,828
August 1-31, 2026	—	$—	—	$1,348,978,828
September 1-30, 2026	—	$—	—	$1,348,978,828
Total	—	$—	—
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
(2)During the three months ended September 30, 2026, we repurchased no shares of Class A common stock in the open market under our publicly announced purchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
Baker Hughes Company 2026 Third Quarter Form 10-Q | 45

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, certain of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) and (c), respectively, of Regulation S-K, for the purchase or sale of our securities in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration
Rebecca Charlton, Senior Vice President, Controller and Chief Accounting Officer	Adoption	August 13, 2026	X		13,308(3)	Earlier of when all shares under plan are sold and November 30, 2027

(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined in Item 408(c) of Regulation S-K
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as defined in Item 408(c) of Regulation S-K
(3)This figure is an estimation of after-tax sale amounts based on the Company's best estimates at this time
Baker Hughes Company 2026 Third Quarter Form 10-Q | 46

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

10.1
Term Loan Facility Credit Agreement, dated as of July 15, 2026, by and among BHH LLC, as borrower, Baker Hughes, as parent guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of Baker Hughes Company filed on July 16, 2026).

10.2
Term Loan Facility Credit Agreement, dated as of July 15, 2026, by and among BHH LLC, as borrower, Baker Hughes, as parent guarantor, the lenders party thereto, and UniCredit Bank GmbH – New York Branch, as administrative agent for the lenders (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of Baker Hughes Company filed on July 16, 2026).

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
Baker Hughes Company 2026 Third Quarter Form 10-Q | 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Company (Registrant)

Date:	October 28, 2026	By:	/s/ AHMED MOGHAL
Ahmed Moghal
Executive Vice President and Chief Financial Officer

Date:	October 28, 2026	By:	/s/ REBECCA CHARLTON
Rebecca Charlton
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Company 2026 Third Quarter Form 10-Q | 48